Form 10-Q
period 1997-03-31
FIND SVP INC
filed 1997-05-14
CIK 801338

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1997

                           Commission file no. 0-15152


                                 FIND/SVP, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            NEW YORK                         13-2670985
----------------------------------         -------------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification Number)

625 Avenue of the Americas, New York, N.Y.                  10011
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (ZIP Code)

Registrant's telephone number, including area code: (212) 645-4500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes    X                             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, par value $0.0001 per share: 6,601,984 shares as of May 5, 1997.

FIND/SVP, INC.
CONTENTS


PART I. FINANCIAL INFORMATION

  Consolidated Condensed Balance Sheets ....................................  3
    March 31, 1997(unaudited)and December 31, 1996

  Consolidated Condensed Statements of Operations .........................   5
    Three Months Ended March 31, 1997 and 1996(unaudited)

  Consolidated Condensed Statements of Cash Flows .........................   6
    Three Months Ended March 31, 1997 and 1996(unaudited)

  Notes to Consolidated Condensed Financial ...............................   7
    Statements

  Management's Discussion and Analysis of .................................   8
    Financial Condition and Results of Operations

PART II. OTHER INFORMATION ................................................  13

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................  13

SIGNATURES ................................................................  14

                         FIND/SVP INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                  March 31,         December 31,
            ASSETS                                  1997               1996
            ------                              -------------       ------------

                                                  (unaudited)         (audited)
Current assets:
  Cash and cash equivalents                          $306,000          $634,000
  Accounts receivable, net                          3,114,000         2,837,000
  Note receivable                                      50,000            50,000
  Prepaid and refundable income taxes                 757,000           549,000
  Inventories                                       2,269,000         2,281,000
  Deferred tax assets                                  89,000            99,000
  Prepaid expenses and other current assets           629,000           525,000
                                                      --------          -------

                Total current assets                7,214,000         6,975,000
                                                    ----------        ---------

Equipment and leasehold improvements, net           3,858,000         3,687,000



Other assets:
  Deferred charges                                  1,534,000         1,197,000
  Goodwill, net                                       271,000           276,000
  Cash surrender value of life insurance              447,000           424,000
  Deferred tax assets                                 240,000           200,000
  Deferred financing fees, net                        132,000            93,000
  Security deposits                                   144,000           144,000
                                                      --------          -------

                Total assets                      $13,840,000       $12,996,000
                                                  ============      ===========

See notes to consolidated condensed financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (CONTINUED)




                                                   March 31,        December 31,
 LIABILITIES AND SHAREHOLDERS' EQUITY                1997              1996
 ------------------------------------              ---------        -----------

                                                  (unaudited)         (audited)
Current liabilities:
  Notes payable, current installments                $511,000         $516,000
  Trade accounts payable                            1,254,000        1,082,000
  Accrued expenses                                  1,362,000        1,440,000
                                                    ----------       ---------

         Total current liabilities                  3,127,000        3,038,000
                                                    ----------       ---------


Unearned retainer income                            2,869,000        1,724,000
Notes payable, excluding
  current installments                              3,702,000        3,826,000
Accrued rent payable                                  178,000          197,000
Deferred compensation                                 158,000          152,000

Shareholders' equity Preferred stock,
 $0.0001 par value.
      Authorized 2,000,000 shares; none
      issued and outstanding                               --               --
  Common stock, $0.0001 par value.
      Authorized 10,000,000 shares
      6,600,984 and 6,547,184 shares issued
      and outstanding at March 31, 1996
      and December 31, 1996, respectively               1,000             1,000
  Capital in excess of par value                    3,925,000         3,861,000
  Accumulated (deficit) earnings                     (120,000)          197,000
                                                     ---------          -------

         Total shareholders' equity                 3,806,000         4,059,000
                                                    ----------        ---------

                                                  $13,840,000       $12,996,000
                                                  ============      ===========




See notes to consolidated condensed financial statements.

                        FIND/SVP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996




                                                           1997           1996
                                                    -----------    -----------


Revenues ........................................   $ 7,832,000    $ 7,769,000
                                                    -----------    -----------

Operating expenses:
  Direct costs ..................................     4,504,000      4,201,000
  Selling, general and administrative
   expenses .....................................     3,772,000      3,254,000
                                                    -----------    -----------

   Operating (loss) income ......................      (444,000)       314,000

Interest income .................................         5,000          4,000
Interest expense ................................      (115,000)       (64,000)
                                                    -----------    -----------

   (Loss) income before
      provision for income taxes ................      (554,000)       254,000

(Benefit) provision for income taxes ............      (237,000)       112,000
                                                    -----------    -----------

      Net (loss) income .........................      (317,000)       142,000
                                                    ===========    ===========

(Loss) income per common
 and common equivalent share:
   Net (loss) income ............................   ($     0.05)   $      0.02
                                                    ===========    ===========


See notes to consolidated condensed financial statements.


                         FIND/SVP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                                 1997                 1996
                                                                 -----                ----

Cash flows from operating activities:
 Net (loss) income                                             $(317,000)           $ 142,000
                                                               ----------   -       ---------
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                280,000              269,000
    Amortization of discount on notes payable                      1,000                   --
    Provision for losses on accounts receivable                   55,000               56,000
    Common stock issued for services                              38,000                   --
    Increase in deferred compensation                              6,000                5,000
    Decrease in accrued rent payable                             (19,000)             (35,000)
    Increase in cash surrender value of life insurance           (23,000)             (15,000)
    Increase in deferred income taxes                            (30,000)              (5,000)
    Change in assets and liabilities:
      Increase in accounts receivable                           (332,000)            (175,000)
      Increase in prepaid and refundable income taxes           (208,000)                  --
      Decrease (increase) in inventory                            12,000             (276,000)
      Increase in prepaid expenses, deferred
       charges, deferred financing fees and goodwill            (552,000)            (322,000)
      Increase (decrease) in trade accounts payable
       and accrued expenses                                       94,000             (423,000)
      Increase in unearned retainer income                     1,145,000              822,000
                                                               ----------             -------

       Total adjustments                                         467,000              (99,000)
                                                                 --------             --------

       Net cash provided by operating activities                 150,000               43,000

Investing Activities:
  Capital expenditures                                          (374,000)            (404,000)
                                                                ---------            ---------

       Net cash used in investing activities                    (374,000)            (404,000)
                                                                ---------            ---------

Financing Activities:
  Principal borrowings under notes payable                            --              232,000
  Principal payments under notes payable                        (130,000)            (105,000)
  Proceeds from exercise of stock options                         26,000                6,000
                                                                  -------               -----

       Net cash (used in) provided by financing activities      (104,000)             133,000
                                                                ---------             -------

       Net decrease in cash and cash equivalents                (328,000)            (228,000)

Cash and cash equivalents at December 31, 1996 and 1995          634,000              522,000
                                                                 --------             -------

Cash and cash equivalents at March 31, 1997 and 1996            $306,000             $294,000
                                                                =========            ========

See notes to consolidated condensed financial statements.

                                       6

                         FIND/SVP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A. MANAGEMENT'S STATEMENT

In the opinion of Management, the accompanying consolidated condensed financial statements contain all normal and recurring adjustments necessary to present fairly the financial position at March 31, 1997, and the results of operations and cash flows for the three month periods ended March 31, 1997 and 1996. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

The Company has reclassified certain prior year balances to conform with current presentation.

The Company applies APB Opinion No. 25 and the related interpretations in accounting for its stock option plan. During 1996, the FASB issued Statement No. 123, Accounting for Stock Based Compensation. Accordingly, the Company presented pro forma net income and earnings per share information beginning with its fiscal year-ended December 31, 1996 Financial Statements, and will present pro forma information with future year-end financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

B. INCOME TAXES

The provision for income taxes consists of federal, state and local income taxes. The $237,000 tax benefit recognized as of March 31, 1997 represents 42.8% of the loss before benefit for income taxes as of March 31, 1997. The benefit represents a net operating loss carryback for federal purposes, a deferred tax benefit from a net operating loss carryforward for state and local taxes and a net deferred tax benefit for temporary items. The effective tax rate was 44.1% in 1996.

Based on the Company's history of prior operating earnings and its expectations for the future, which include the Company's restructuring efforts to improve performance, management has determined that the future operating income of the Company will more likely than not be sufficient to recognize fully the net deferred tax assets.

                                 FIND/SVP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 1997 compared to three months ended March 31, 1996.

GENERAL

During the fourth quarter of 1996 the Company announced a $2.5 million financing arrangement (12% subordinated notes of the Company) led by a fund managed by Furman Selz Investments LLC. The proceeds are being used to adopt a more aggressive growth strategy in conjunction with the restructuring of operations which began in the third quarter of 1996, the goal of which is to increase the long term revenues and profitability of the Company and to position the Company to take advantage of ongoing changes in the marketplace for its services.

It is expected that the growth strategy will result in a significant increase in operating expenses during 1997, however the resultant revenue increase is not anticipated to affect operating income before the fourth quarter of 1997. In addition to the growth strategy, the Company intends to use the proceeds for strategic acquisitions and for general corporate purposes, including but not limited to, the enhancement of the management of the Company.

There can be no assurances of such revenue increases or the timing of such revenues.

Additionally, the financing arrangement has an option for up to an additional $2.5 million financing at the discretion of the participants. If the second round of financing is provided, the Company will re-evaluate the growth strategy at that time with the intention of utilizing the funds in the most effective manner for the long-term success of the Company.

OPERATING REVENUES

Operating   Revenues  increased  by  $63,000  or  0.8%  to  $7,832,000  for  the three-month period ended March 31, 1997 as compared to the comparable period of the prior year.

The Company's Quick Consulting and Research Service revenues grew by $253,000 or 5.3% to $4,996,000 for the three-month period ended March 31, 1997 as compared to the comparable period of the prior year. The increase was due primarily to an increase in the number of retainer clients and an increase in the average fee paid per client.

Strategic Research revenues increased $15,000 or 1.2% to $1,222,000 for the three-month period ended March 31, 1997 as compared to the comparable period of the prior year.

Published Products sales decreased by $177,000 or 10.2% to $1,567,000 for the three-month period ended March 31, 1997 as compared to the comparable period of the prior year. The decrease was primarily due to a general softening in the print study marketplace and a planned reduction in multiclient study production for the quarter, partially offset by an increase in study revenues received from third-party on-line services and by revenues from new services in the Emerging Technologies Research Group.

The Company operates a small newsletter publishing operation. However, the newsletters that are produced generated less than 1% of the Company's revenues in 1997 and 1996.

DIRECT COSTS

Direct costs increased by 7.2% or $303,000 to $4,504,000 for the three-month period ended March 31, 1997 as compared to the comparable period of 1996. As a percent of revenues, direct costs increased to 57.5% for the three-month period ended March 31, 1997 from 54.1% for the corresponding period in 1996. The increase in total direct costs is due to new service offerings and the planned expansion of current services. The increase in the percentage of revenue is due mainly to the timing of costs related to the expansion of services versus the timing of the incremental revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses rose by 15.9% or $518,000 to $3,772,000 for the three-month period ended March 31, 1997 as compared to the corresponding period of the prior year. As a percent of revenues, selling, general and administrative expenses increased to 48.1% for the three-month period ended March 31, 1997 from 41.9% for the corresponding period in 1996. The increase in expenses in the selling, general and administrative areas is due to the significant investment in sales and promotional efforts to generate incremental revenues in accordance with the Company's restructuring plans and the use of proceeds from financing received during the fourth quarter of 1996, and the continued management development in the general and administrative areas.

OPERATING LOSS

Operating loss was $444,000 for the three-month period ended March 31, 1997 as compared to operating income of $314,000 for the corresponding period in 1996. The operating loss was due primarily to an increase in direct costs and selling, general and administrative expenses.

INTEREST INCOME AND EXPENSE

Interest income was $5,000 for the three-month period ended March 31, 1997 and $4,000 for the corresponding period in 1996. Interest expense was $115,000 for the three-month period ended March 31, 1997 as compared to $64,000 for the corresponding period in 1996. The increase in interest expense for the period ended March 31, 1997 was due to the issuance of Subordinated Notes of the Company in the fourth quarter of 1996 and the incurrence of additional bank borrowings during the second quarter of 1996 for equipment and facility expansion.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 1997, there was a positive cash flow from operating activities of $150,000 which resulted primarily from an increase in unearned retainer income of $1,145,000, an increase in trade accounts payable and accrued expenses of $94,000, a decrease in inventory of $12,000, an increase in deferred compensation of $6,000, amortization of discount on notes payable of $1,000, depreciation and amortization of $280,000, a provision for losses on accounts receivable of $55,000 and common stock issued for services of $38,000. This was partially offset by a net loss of $317,000, an increase in prepaid expenses, deferred charges, deferred financing fees and goodwill of $552,000, an increase in accounts receivable of $332,000, an increase in prepaid and refundable income taxes of $208,000, an increase in deferred income taxes of $30,000, an increase in cash surrender value of life insurance of $23,000 and a decrease in accrued rent payable of $19,000.

For the three months ended March 31, 1996, there was a positive cash flow from operating activities of $43,000 which resulted from net income of $142,000, an increase in unearned retainer income of $822,000, depreciation and amortization of $269,000, a provision for losses on accounts receivable of $56,000 and an increase in deferred compensation of $5,000. This was partially offset by a decrease in trade accounts payable and accrued expenses of $423,000, an increase in prepaid expenses, deferred charges, deferred financing fees and goodwill of $322,000, an increase in inventory of $276,000, an increase in accounts receivable of $175,000, a decrease in accrued rent payable of $35,000, an increase in cash surrender value of life insurance of $15,000 and an increase in deferred income taxes of $5,000.

The Company's financing activities for the three months ended March 31, 1997 include $130,000 for principal payments under notes payable offset by proceeds from exercise of stock options of $26,000, resulting in net cash used in financing activities of $104,000. This compares to principal borrowings under notes payable of $232,000 and proceeds from exercise of stock options of $6,000, partially offset by principal payments under notes payable of $105,000, resulting in net cash provided by financing activities of $133,000 for the three months ended March 31, 1996.

The Company had investing activities of $374,000 for capital expenditures for the three months ended March 31, 1997. This compares to $404,000 for capital expenditures for the three months ended March 31, 1996. The major portion of the expenditures for the three months ended March 31, 1997 was for the purchase of computer equipment.

The Company's working capital increased by $150,000 to $4,087,000 on March 31, 1997 as compared to December 31, 1996. Cash balances were $306,000 and $634,000 on March 31, 1997 and December 31, 1996, respectively.

On October 31, 1996, the Company and its subsidiaries entered into a Note and Warrant Purchase Agreement (the "Agreement") with Furman Selz SBIC, L.P.
("Furman Selz"). Pursuant to the Agreement, Furman Selz purchased from the Company and its subsidiaries, for an aggregate consideration of $2,025,000, five-year promissory notes ("Notes") in the principal amount of $2,025,000, and ten-year warrants ("Warrants") to purchase 900,000 shares of the Company's common stock, par value $.0001 per share ("Common Stock"), at $2.25 per share.

The Notes accrue interest at an annual rate of 12% on the unpaid principal balance. Accrued but unpaid interest is due and payable on November 30, 1997, November 30, 1998 and on May 30 and November 30 of each year thereafter, commencing on May 30, 1999, except that final payment of interest shall be due and payable on October 31, 2001. However, one-half of the interest due and payable on November 30, 1997 shall be deferred and payable on November 30, 2000 and one-half of the interest due and payable on November 30, 1998, May 30, 1999 and November 30, 1999 shall be deferred and payable on October 31, 2001. Any interest deferred shall compound and accrue interest at the rate of the Notes until paid.

The Agreement also provides that the Company and its subsidiaries may enter into an agreement on similar terms with SVP, S.A. or affiliates thereof, pursuant to which SVP, S.A. may purchase Notes from the Company and its subsidiaries up to the principal amount of $475,000, and Warrants to purchase up to 211,111 shares of Common Stock. On November 30, 1996, the Company and SVP, S.A. entered into such a Note and Warrant Agreement as described above, for an aggregate consideration of $475,000. SVP, S.A. currently owns about 1,438,374 shares of Common Stock, including shares issuable under outstanding Warrants, or approximately 21.3% of the outstanding shares.

The Agreement further provides that Furman Selz and SVP, S.A. at their option, can purchase up to the amount of their respective initial investments, up to an additional $2,500,000 in Notes and Warrants on the same terms and conditions as the first $2,500,000, at any time before December 31, 1997.

On September 19, 1996 the Company signed a thirty-day Commercial Revolving Promissory Note with State Street Bank and Trust Company (the "Bank") for
$500,000 at .25 percentage points above the prime rate. The Note expired on October 18, 1996 and was accordingly paid in full and cancelled on that date. The Note was in addition to the $2,000,000 Commercial Revolving Promissory Note with State Street Bank signed on April 27, 1995.

On May 31, 1996 the Company signed a Commercial Term Loan and Security Agreement with the Bank for $500,000. The Term Loan is for a period of five years at .75 percentage points above the prime rate and requires quarterly principal payments of $25,000.

The Revolving and Term Promissory Notes are secured by all of the assets of the Company. As of March 31, 1997, there was $1,725,000 outstanding on the term loans and $0 outstanding under the $2,000,000 revolving credit agreement.

The Company expects to spend approximately $925,000 for capital items for the remainder of 1997, the major portion of which will be to continue to enlarge the local area network that serves the Company's library and on-line and research areas. Such purchases are in connection with a general expansion of infrastructure being undertaken by the Company in anticipation of increased revenues (for which there can be no assurance).

The Company believes that cash flow from operations and borrowings under the line of credit will be sufficient to cover its expected capital expenditures for the next 12 months and that it has sufficient liquidity for the next 12 months.

INFLATION

The Company has in the past been able to increase the price of its products and services sufficiently to offset the effects of inflation on wages and other expenses, and anticipates that it will be able to do so in the future.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

B. REPORTS ON FORM 8-K
       None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             FIND/SVP INC.
                                             (REGISTRANT)



DATE: MAY 14, 1997                           /S/ ANDREW P. GARVIN
-------------------                          ------------------------------
                                             Andrew P. Garvin, Chairman and
                                             President



 DATE: MAY 14, 1997                          /S/ PETER J. FIORILLO
 -------------------                         ---------------------------------
                                             Peter J. Fiorillo
                                             Executive Vice President
                                             (Principal Financial Officer
                                             and Principal Accounting Officer)