Form 10-Q
period 1997-06-30
FIND SVP INC
filed 1997-08-14
CIK 801338

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                          Commission file no. 0-15152


                                 FIND/SVP, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           NEW YORK                                          13-2670985
-------------------------------                        ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)


     625 Avenue of the Americas, New York, N.Y.                 10011
--------------------------------------------------------------------------------
      Address of principal executive offices)                 (ZIP Code)

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

Yes __x__        No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, par value $0.0001 per share: 6,606,369 shares as of July 31, 1997.

                                 FIND/SVP, Inc.
                                    CONTENTS

PART I. FINANCIAL INFORMATION

     Consolidated Condensed Balance Sheets
       June 30, 1997(unaudited) and December 31, 1996                       3

     Consolidated Condensed Statements of Operations
       Six Months Ended June 30, 1997 and 1996(unaudited)                   5

     Consolidated Condensed Statements of Operations
       Three Months Ended June 30, 1997 and 1996 (unaudited)                6

     Consolidated Condensed Statements of Cash Flows
       Six Months Ended June 30, 1997 and 1996(unaudited)                   7

     Notes to Consolidated Condensed Financial Statements                   8

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations                        9

PART II. OTHER INFORMATION                                                 16

     ITEM 1. LEGAL PROCEEDINGS                                             16

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                              16

SIGNATURES                                                                 17

                         FIND/SVP INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets

                                                        June 30,    December 31,
                    Assets                                1997          1996
                    ------                            -----------   -----------
                                                      (unaudited)     (audited)
Current assets:
  Cash and cash equivalents ....................     $   345,000     $   634,000
  Accounts receivable, net .....................       3,333,000       2,837,000
  Note receivable ..............................          50,000          50,000
  Prepaid and refundable income taxes ..........       1,010,000         549,000
  Inventories ..................................       2,162,000       2,281,000
  Deferred tax assets ..........................          78,000          99,000
  Prepaid expenses and other current assets ....         762,000         525,000
                                                     -----------     -----------

                Total current assets ...........       7,740,000       6,975,000
                                                     -----------     -----------

Equipment and leasehold improvements, net ......       4,910,000       3,935,000

Other assets:
  Deferred charges .............................       1,134,000         949,000
  Goodwill, net ................................         265,000         276,000
  Cash surrender value of life insurance .......         451,000         424,000
  Deferred tax assets ..........................         266,000         200,000
  Deferred financing fees, net .................          87,000          93,000
  Security deposits ............................         144,000         144,000
                                                     -----------     -----------
                Total assets ...................     $14,997,000     $12,996,000
                                                     ===========     ===========

           See notes to consolidated condensed financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (continued)

                                                      June 30,      December 31,
       Liabilities and Shareholders' Equity             1997            1996
       ------------------------------------         -----------     -----------
                                                    (unaudited)      (audited)
Current liabilities:
  Notes payable, current installments               $  2,227,000    $    516,000
  Trade accounts payable                               1,429,000       1,082,000
  Accrued expenses                                     1,422,000       1,382,000
  Accrued interest, current installments                  98,000          29,000
                                                    ------------    ------------
         Total current liabilities                     5,176,000       3,009,000
                                                    ------------    ------------

Unearned retainer income                               2,446,000       1,724,000
Notes payable, excluding current installments          3,578,000       3,826,000
Accrued interest, excluding current installments          98,000          29,000
Accrued rent payable                                     156,000         197,000
Deferred compensation                                    163,000         152,000

Shareholders' equity
  Preferred stock, $0.0001 par value.
      Authorized 2,000,000 shares; none
      issued and outstanding                                --              --
  Common stock, $0.0001 par value.
      Authorized 10,000,000 shares
      6,560,984 and 6,547,184 shares issued
      and outstanding at June 30, 1997
      and December 31, 1996, respectively                  1,000           1,000
  Capital in excess of par value                       3,869,000       3,861,000
  Accumulated (deficit) earnings                        (490,000)        197,000
                                                    ------------    ------------
         Total shareholders' equity                    3,380,000       4,059,000
                                                    ------------    ------------
                                                    $ 14,997,000    $ 12,996,000
                                                    ============    ============

           See notes to consolidated condensed financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (unaudited)
                     Six months ended June 30, 1997 and 1996


                                                       1997             1996
                                                   ------------    -------------


Revenues                                           $ 15,737,000    $ 15,638,000
                                                   ------------    ------------
Operating expenses:
  Direct costs                                        9,166,000       8,214,000
  Selling, general and administrative
   expenses                                           7,526,000       6,782,000
                                                   ------------    ------------
   Operating (loss) income                             (955,000)        642,000

Interest income                                           9,000          13,000
Interest expense                                       (244,000)       (129,000)
                                                   ------------    ------------
   (Loss) income before provision for
      income taxes                                   (1,190,000)        526,000

(Benefit) provision for income taxes                   (503,000)        236,000
                                                   ------------    ------------

      Net (loss) income                                (687,000)        290,000
                                                   ============    ============
(Loss) income per common and common
   equivalent share:

   Net (loss) income                               ($      0.10)   $       0.04
                                                   ============    ============

           See notes to consolidated condensed financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (unaudited)
                    Three months ended June 30, 1997 and 1996

                                                         1997           1996
                                                     -----------    ------------


Revenues                                             $ 7,905,000    $ 7,869,000
                                                     -----------    -----------
Operating expenses:
  Direct costs                                         4,662,000      4,013,000
  Selling, general and administrative
   expenses                                            3,754,000      3,528,000
                                                     -----------    -----------
   Operating (loss) income                              (511,000)       328,000

Interest income                                            4,000          9,000
Interest expense                                        (129,000)       (65,000)
                                                     -----------    -----------
   (Loss) income before provision for income taxes      (636,000)       272,000

(Benefit) provision for income taxes                    (266,000)       124,000
                                                     -----------    -----------
      Net (loss) income                                 (370,000)       148,000
                                                     ===========    ===========
(Loss) income per common and common equivalent share:

   Net (loss) income                                 ($     0.06)   $      0.02
                                                     ===========    ===========

           See notes to consolidated condensed financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                     Six Months ended June 30, 1997 and 1996

                                                                     1997           1996
                                                                 ------------   -----------

Cash flows from operating activities:
 Net (loss) income                                               $  (687,000)   $   290,000
                                                                 -----------    -----------
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                    560,000        537,000
    Amortization of discount on notes payable                          2,000           --
    Amortization of deferred financing fees                           17,000           --
    Provision for losses on accounts receivable                      106,000        116,000
    Common stock issued for services                                  38,000           --
    Increase in deferred compensation                                 11,000         10,000
    Decrease in accrued rent payable                                 (41,000)       (47,000)
    Increase in cash surrender value of life insurance               (27,000)       (33,000)
    (Increase) decrease in deferred income taxes                     (45,000)         2,000
    Change in assets and liabilities:
      Increase in accounts receivable                               (602,000)      (150,000)
      (Increase) decrease in prepaid & refundable income taxes      (461,000)         6,000
      Decrease (increase) in inventories                             119,000       (425,000)
      Increase in deferred financing fees                            (11,000)          --
      Increase in prepaid expenses and deferred charges             (564,000)      (198,000)
      Increase (decrease) in trade accounts payable
       and accrued expenses                                          387,000       (309,000)
      Increase in accrued interest                                   138,000           --
      Increase in unearned retainer income                           722,000        421,000
                                                                 -----------    -----------

       Total adjustments                                             349,000        (70,000)
                                                                 -----------    -----------

       Net cash (used in) provided by operating activities          (338,000)       220,000

Investing Activities:
  Capital expenditures                                            (1,382,000)    (1,005,000)
                                                                 -----------    -----------

       Net cash used in investing activities                      (1,382,000)    (1,005,000)
                                                                 -----------    -----------
Financing Activities:
  Principal borrowings under notes payable                         1,722,000        733,000
  Principal payments under notes payable                            (261,000)      (212,000)
  Proceeds from exercise of stock options                             25,000         38,000
  Purchase and retirement of treasury shares                         (55,000)          --
                                                                 -----------    -----------
       Net cash provided by financing activities                   1,431,000        559,000
                                                                 -----------    -----------
       Net decrease in cash and cash equivalents                    (289,000)      (226,000)

Cash and cash equivalents at December 31, 1996 and 1995              634,000        522,000
                                                                 -----------    -----------
Cash and cash equivalents at June 30, 1997 and 1996              $   345,000    $   296,000
                                                                 ===========    ===========

           See notes to consolidated condensed financial statements.

                         FIND/SVP, INC. and Subsidiaries
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A.    MANAGEMENT'S STATEMENT

In the opinion of Management, the accompanying consolidated condensed financial statements contain all normal and recurring adjustments necessary to present fairly the financial position at June 30, 1997, and the results of operations and for the three and six month periods ended June 30, 1997 and 1996 and cash flows for the six month periods ended June 30, 1997 and 1996. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

B.    INCOME TAXES

The provision for income taxes consists of federal, state and local income taxes. The $503,000 tax benefit recognized as of June 30, 1997 represents 42.3% of the loss before benefit for income taxes as of June 30, 1997. The benefit represents a net operating loss carryback for federal purposes, a deferred tax benefit from a net operating loss carryforward for state and local taxes and a net deferred tax benefit for temporary items. The effective tax rate was 44.9% as of June 30, 1996.

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

                                 FIND/SVP, Inc.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 1997 compared to six months ended June 30, 1996. Three months ended June 30, 1997 compared to three months ended June 30, 1996.

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

The growth strategy has thus far resulted in, and is expected to continue to result in, a significant increase in operating expenses during 1997. The resultant revenue increase, however, is not anticipated to affect operating income before the fourth quarter of 1997. More specifically, the Company intends to use the proceeds from the $2.5 million financing agreement to, among other things, enhance the management of the Company and to enhance the Company's technological infrastructure at a more rapid pace. In addition, technology enhancements already undertaken have resulted in higher capital expenditures for the six months ended June 30, 1997 than in previous years. During the quarter ended June 30, 1997 the Company began a search, and accordingly has accrued the search fee, for an addition to the Senior Management Group.

Additionally, the financing arrangement has an option for up to an additional $2.5 million financing at the discretion of the participants. If the second round of financing is provided, the Company will re-evaluate it's growth strategy at that time with the intention of utilizing the funds in the most effective manner for the long-term success of the Company.

During the second quarter of 1997, the Company borrowed $1,722,000 under its Commercial Revolving Promissory Note with State Street Bank and Trust Company (the "Bank"). Additionally, on July 24, 1997 the Bank extended the available credit under this Note from $2,000,000 to $2,500,000, and extended the term of the Note to September 30, 1997.

The availability under the Note is reduced by approximately $150,000 as the Note secures certain long-term letters of credit.

OPERATING REVENUES

Operating Revenues increased by $99,000 or 0.6% to $15,737,000 for the six-month period ended June 30, 1997 and by $36,000 or 0.5% to $7,905,000 for the three-month period ended June 30, 1997 as compared to the comparable periods of the prior year.

The Company's Quick Consulting and Research Service revenues grew by $388,000 or 4.0% to $10,057,000 for the six-month period ended June 30, 1997 and by $135,000 or 2.7% to $5,061,000 for the three-month period ended June 30, 1997 as compared to the comparable periods of the prior year. The increases were due primarily to an increase in the number of retainer clients and an increase in the average fee paid per client.

Revenues in the Strategic Consulting and Research area decreased by $19,000 or 0.8% to $2,449,000 for the six-month period ended June 30, 1997 and by $34,000 or 2.7% to $1,227,000 for the three-month period ended June 30, 1997 as compared to the comparable periods of the prior year. The decrease in revenue for the three-month period ended June 30,1997 is primarily due to a decrease in revenue from customer loyalty projects compared to the quarter ended June 30, 1996.

Published Research revenues decreased by $251,000 or 7.4% to $3,135,000 for the six-month period ended June 30, 1997 and by $74,000 or 4.5% to $1,568,000 for the three-month period ended June 30, 1997 as compared to the comparable periods of the prior year. The decreases were primarily due to a general softening in the print study marketplace and a planned reduction in multiclient study production for the first half of 1997, partially offset by an increase in study revenues received from third-party on-line services and by revenues from new services in the Emerging Technologies Research Group.

The Company operates a small newsletter publishing operation. However, the newsletters that are produced generated less than 1% of the Company's revenues in 1997 and 1996.

DIRECT COSTS

Direct costs increased by 11.6% or $952,000 to $9,166,000 for the six-month period ended June 30, 1997 and by 16.2% or $649,000 to $4,662,000 for the three-month period ended June 30, 1997 as compared to the comparable periods of 1996. As a percent of revenues, direct costs increased to 58.2% for the six-month period ended June 30, 1997 from 52.5% for the corresponding period in 1996. As a percent of revenues, direct costs increased to 59.0% for the three-month period ended June 30, 1997 from 51.0% for the corresponding period in 1996.

The increase in total direct costs is due to new service offerings, such as the Continuous Advisory Service in the Emerging Technologies Research Group which began in June 1996, and the planned expansion of current services. The increase in the percentage of revenue is due mainly to the timing of costs related to the expansion of services versus the timing of the incremental revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses rose by 11.0% or $744,000 to $7,526,000 for the six-month period ended June 30, 1997 and by 6.4% or $226,000 to $3,754,000 for the three-month period ended June 30, 1997 as compared to the corresponding periods of the prior year. As a percent of revenues, selling, general and administrative expenses increased to 47.8% for the six-month period ended June 30, 1997 from 43.4% for the corresponding period in 1996. As a percent of revenues, selling, general and administrative expenses increased to 47.5% for the three-month period ended June 30, 1997 from 44.8% for the corresponding period in 1996. The increase in expenses in the selling, general and administrative areas is due to the significant investment in sales and promotional efforts to generate incremental revenues in accordance with the Company's restructuring plans and the use of proceeds from financing received during the fourth quarter of 1996, and the continued management development in the general and administrative areas.

OPERATING LOSS

Operating loss was $955,000 for the six-month period ended June 30, 1997 as compared to operating income of $642,000 for the corresponding period in 1996. Operating loss was $511,000 for the three-month period ended June 30, 1997 as compared to operating income of $328,000 for the corresponding period in 1996. The operating loss was due primarily to an increase in direct costs and selling, general and administrative expenses in accordance with the Company's restructuring plans and the use of proceeds from financing received during the fourth quarter of 1996, without a commensurate increase in revenues.

INTEREST INCOME AND EXPENSE

Interest income was $9,000 for the six-month period ended June 30, 1997 and $13,000 for the corresponding period in 1996. Interest income was $4,000 for the three-month period ended June 30, 1997 and $9,000 for the corresponding period in 1996. Interest expense was $244,000 for the six-month period ended June 30, 1997 as compared to $129,000 for the corresponding period in 1996. Interest expense was $129,000 for the three-month period ended June 30, 1997 as compared to $65,000 for the corresponding period in 1996. The increases in interest expense for the periods ended June 30, 1997 were due to the issuance of Subordinated Notes of the Company in the fourth quarter of 1996, borrowings under the Commercial Revolving Promissory Note during the second quarter of 1997 and the incurrence of additional bank borrowings during the second quarter of 1996 for equipment and facility expansion.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1997, there was a negative cash flow from operating activities of $338,000 which resulted from a net loss of $687,000, an increase in accounts receivable of $602,000, an increase in prepaid expenses and deferred charges of $564,000, an increase in prepaid and refundable income taxes of $461,000, a decrease in accrued rent payable of $41,000, an increase in cash surrender value of life insurance of $27,000, an increase in deferred income taxes of $45,000 and an increase in deferred financing fees of $11,000. This was partially offset by an increase in unearned retainer income of $722,000, depreciation and amortization of $560,000, an increase in trade accounts payable and accrued expenses of $387,000, a decrease in inventories of $119,000, an increase in accrued interest of $138,000, a provision for losses on accounts receivable of $106,000, common stock issued for services of $38,000, amortization of deferred financing fees of $17,000, an increase in deferred compensation of $11,000 and amortization of discount on notes payable of $2,000.

For the six months ended June 30, 1996, there was a positive cash flow from operating activities of $220,000 which resulted from net income of $290,000, depreciation and amortization of $537,000, an increase in unearned retainer income of $421,000, a provision for losses on accounts receivable of $116,000, an increase in deferred compensation of $10,000, a decrease in prepaid and refundable income taxes of $6,000 and a decrease in deferred income taxes of $2,000. This was partially offset by an increase in inventories of $425,000, a decrease in trade accounts payable and accrued expenses of $309,000, an increase in prepaid expenses, deferred charges and deferred financing fees of $198,000, an increase in accounts receivable of $150,000, a decrease in accrued rent payable of $47,000 and an increase in cash surrender value of life insurance of $33,000.

The Company's financing activities for the six months ended June 30, 1997 include principal borrowings under notes payable of $1,722,000 and proceeds from exercise of stock options of $25,000, partially offset by principal payments under notes payable of $261,000 and purchase and retirement of treasury stock of $55,000, resulting in net cash provided by financing activities of $1,431,000. This compares to principal borrowings under notes payable of $733,000 and proceeds from exercise of stock options of $38,000, partially offset by principal payments under notes payable of $212,000, resulting in net cash provided by financing activities of $559,000 for the six months ended June 30, 1996.

The Company had investing activities of $1,382,000 for capital expenditures for the six months ended June 30, 1997. This compares to $1,005,000 for capital expenditures for the six months ended June 30, 1996. The major portion of the expenditures for the six months ended June 30, 1997 was for the enhancement of internal proprietary software and the purchase of computer equipment.

The Company's working capital decreased by $1,402,000 to $2,564,000 on June 30, 1997 as compared to December 31, 1996. Cash balances were $345,000 and $634,000 on June 30, 1997 and December 31, 1996, respectively.

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

The Agreement further provides that Furman Selz and SVP, S.A. at their option, can purchase up to the amount of their respective initial investments, up to an additional $2,500,000 in Notes and Warrants on the same terms and conditions as the first $2,500,000, at any time before December 31, 1997. On August 8, 1997 SVP, S.A. notified the

Company of its intention to execute its right to purchase 475,000 units, consisting of $475,000 principal amount of Option Notes and Option Warrants to purchase 211,111 shares of Common Stock.

On July 24, 1997 the Company signed an amendment to the Commercial Revolving Promissory Note with the Bank, dated April 27, 1995, increasing the available credit to $2,500,000 from $2,000,000. The $500,000 additional credit is secured by the anticipated tax refund related to the Company's 1996 loss. The note expires on September 30, 1997. The Company is currently in the process of negotiating a longer-term Commercial Revolving Promissory Note with the Bank.

On September 19, 1996 the Company signed a thirty-day Commercial Revolving Promissory Note with the Bank for $500,000 at .25 percentage points above the prime rate. The Note expired on October 18, 1996 and was accordingly paid in full and cancelled on that date. The Note was in addition to the $2,000,000 Commercial Revolving Promissory Note with the Bank signed on April 27, 1995.

On May 31, 1996 the Company signed a Commercial Term Loan and Security Agreement with the Bank for $500,000. The Term Loan is for a period of five years at .75 percentage points above the prime rate and requires quarterly principal payments of $25,000. The Note was in addition to the $2,000,000 Commercial Term Loan with the Bank signed on April 27, 1995.

The Revolving and Term Promissory Notes are secured by all of the assets of the Company. As of June 30, 1997, there was $1,600,000 outstanding on the term loans and $1,722,000 outstanding under the revolving credit agreement. The revolving credit agreement is used to secure certain long-term letters of credit. As such, as of June 30, 1997, the availability under the revolving credit agreement was $128,000. As previously noted, an additional $500,000 was made available under the agreement on July 24, 1997.

The Company expects to spend approximately $325,000 for capital items for the remainder of 1997, the major portion of which will be for the enhancement of internal software and for computer equipment.

The Company believes that cash flow from operations and borrowings under the line of credit, along with the expected proceeds from the SVP, S.A. exercise of its right to purchase 475,000 units, and from the possible exercise by Furman Selz of their option to acquire notes and warrants (for which there can be no assurance), will be sufficient to cover its expected capital expenditures for the next 12 months and that it has sufficient liquidity for the next 12 months. In the event that the Bank does not agree to an extension or renewal of the Commercial Revolving Promissory Note, the Company is prepared to begin discussions with other sources of financing.

INFLATION

The Company has in the past been able to increase the price of its products and services sufficiently to offset the effects of inflation on wages and other expenses, and anticipates that it will be able to do so in the future.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 30, 1997, Asset Value Fund Limited Partnership ("Asset Value"), a shareholder in the Company, commenced an action in the United States District Court for the Southern District of New York entitled ASSET VALUE FUND LIMITED PARTNERSHIP V. FIND/SVP, INC. AND ANDREW P. GARVIN, Civil Action No. 97 Civ. 3977 (LAK). The complaint alleges that between October 1995 and August 1996 the Company and its president made certain oral misstatements to Paul Koether, the principal of Asset Value, concerning the financial condition of the Company and that those misstatements induced Asset Value to buy more shares of the Company and to refrain from selling the shares it already held. The complaint alleges that those misstatements give rise to causes of action for violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and for fraud, breach of fiduciary duty and negligent misrepresentation. The complaint demands compensatory damages in excess of $1.5 million and punitive damages in excess of $5 million, as well as costs and attorneys' fees.

After this action was commenced, the Company issued a press release in which it stated: "We believe this lawsuit is totally without merit and will contest it vigorously. Furthermore, a review of Mr. Koether's past actions shows he has filed similar types of suits against other companies that are not necessarily in the best interests of other shareholders, the company's employees or customers." Shortly before the Company was to file a motion to dismiss this action, its counsel was informed that Asset Value had retained new counsel and planned to amend its complaint. The Company's counsel responded by writing a letter to plaintiff's counsel setting forth the factual and legal deficiencies in the complaint and stating that if the amended complaint is similarly baseless, the Company and Mr. Garvin would seek appropriate sanctions against Asset Value and its counsel.

On August 13, 1997, the Company was served with an amended complaint which alleges that between January 1996 and August 1996, the Company and its president made certain misstatements concerning the financial condition of the Company and that those misstatements induced Asset Value to buy more shares of the Company and to refrain from selling the shares it already held. The amended complaint alleges that those misstatements give rise to causes of action for violation of
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and for common law fraud. The complaint demands compensatory and punitive damages in an amount to be determined at trial, as well as costs and attorneys' fees. The Company believes that the amended complaint, like the original complaint, is completely devoid of merit and plans to vigorously defend against it.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

B. Reports on Form 8-K
   -------------------
      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIND/SVP Inc.
                                             (REGISTRANT)

Date: August 14, 1997                        /s/Andrew P. Garvin
---------------------                        ----------------------------------
                                             Andrew P. Garvin, Chairman and
                                             President

Date: August 14, 1997                        /s/Peter J. Fiorillo
---------------------                        ----------------------------------
                                             Peter J. Fiorillo
                                             Executive Vice President
                                             (Principal Financial Officer
                                             and Principal Accounting Officer)