Form 10-Q
period 1997-09-30
FIND SVP INC
filed 1997-11-14
CIK 801338

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                           Commission file no. 0-15152


                                 FIND/SVP, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            NEW YORK                         13-2670985
-------------------------------              ------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification Number)

625 Avenue of the Americas, New York, N.Y.                  10011
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

                 x
         Yes ----------                      No--------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, par value $0.0001 per share:
6,608,169 shares as of October 31, 1997.
----------------       -----------------

                                 FIND/SVP, Inc.
                                    CONTENTS


PART I. FINANCIAL INFORMATION

    Consolidated Condensed Balance Sheets ............................... 3
      September 30, 1997(unaudited) and December 31, 1996

    Consolidated Condensed Statements of Operations ..................... 5
      Nine Months Ended September 30, 1997 and 1996(unaudited)

    Consolidated Condensed Statements of Operations ..................... 6
      Three Months Ended September 30, 1997 and 1996(unaudited)

    Consolidated Condensed Statements of Cash Flows 7
      Nine Months Ended September 30, 1997 and 1996(unaudited)


    Notes to Consolidated Condensed Financial ........................... 8
      Statements


    Management's Discussion and Analysis of ............................ 11
      Financial Condition and Results of Operations

PART II. OTHER INFORMATION ............................................. 19

    ITEM 1. LEGAL PROCEEDINGS .......................................... 19

    ITEM 5. OTHER INFORMATION .......................................... 19

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ........................... 20

SIGNATURES ............................................................. 21

                         FIND/SVP INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS




                                                  September 30,   December 31,
                       ASSETS                         1997            1996
                       ------                   ---------------   -------------

                                                  (unaudited)       (audited)
Current assets:
  Cash ......................................     $   350,000     $   634,000
  Accounts receivable, net ..................       3,628,000       2,837,000
  Note receivable ...........................          50,000          50,000
  Prepaid and refundable
      income taxes ..........................         852,000         549,000
  Inventories ...............................       2,063,000       2,281,000
  Deferred tax assets .......................          63,000          99,000
  Prepaid expenses and other
      current assets ........................         538,000         495,000
                                                  -----------     -----------

                Total current assets ........       7,544,000       6,945,000
                                                  -----------     -----------



Equipment and leasehold
    improvements, net .......................       4,940,000       3,935,000



Other assets:
  Deferred charges ..........................       1,154,000         900,000
  Goodwill, net .............................         260,000         276,000
  Cash surrender value of
      life insurance ........................         482,000         424,000
  Deferred tax assets .......................         543,000         200,000
  Deferred financing fees, net ..............         116,000         123,000
  Security deposits .........................         144,000         144,000
                                                  -----------     -----------

                Total assets ................     $15,183,000     $12,947,000
                                                  ===========     ===========



See notes to consolidated condensed financial statements.

                        FIND/SVP, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (CONTINUED)




                                                          September 30,      December 31,
   LIABILITIES AND SHAREHOLDERS' EQUITY                      1997                1996
   ------------------------------------                 ---------------     -------------

                                                            (unaudited)       (audited)
Current liabilities:
  Notes payable, current installments ..................   $  2,508,000    $    516,000
  Trade accounts payable ...............................      1,407,000       1,082,000
  Accrued expenses .....................................      1,526,000       1,382,000
  Accrued interest, current installments ...............        163,000          36,000
                                                           ------------    ------------

         Total current liabilities .....................      5,604,000       3,016,000
                                                           ------------    ------------


Unearned retainer income ...............................      2,223,000       1,675,000
Notes payable, excluding current installments ..........      3,925,000       3,826,000
Accrued interest, excluding current installments .......        138,000          22,000
Accrued rent payable ...................................        134,000         197,000
Deferred compensation ..................................        168,000         152,000

Shareholders' equity Preferred stock, $0.0001 par value
      Authorized 2,000,000 shares; none
      issued and outstanding ...........................           --              --
  Common stock, $0.0001 par value ......................
      Authorized 10,000,000 shares
      6,606,169 and 6,547,184 shares issued
      and outstanding at September 30, 1997
      and December 31, 1996, respectively ..............          1,000           1,000
  Capital in excess of par value .......................      3,903,000       3,861,000
  Accumulated (deficit) earnings .......................       (913,000)        197,000
                                                           ------------    ------------

         Total shareholders' equity ....................      2,991,000       4,059,000
                                                           ------------    ------------

                                                           $ 15,183,000    $ 12,947,000
                                                           ============    ============



           See notes to consolidated condensed financial statements.

                        FIND/SVP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996




                                                       1997            1996
                                                   ------------    ------------


Revenues .......................................   $ 23,930,000    $ 23,079,000
                                                   ------------    ------------

Operating expenses:
  Direct costs .................................     13,810,000      12,688,000
  Selling, general and
   administrative expenses .....................     11,422,000      10,042,000
  Restructuring charge .........................           --           802,000
                                                   ------------    ------------

   Operating loss ..............................     (1,302,000)       (453,000)

Interest income ................................         10,000          14,000
Loss on sale of marketable
   investment securities .......................           --            (8,000)
Interest expense ...............................       (426,000)       (204,000)
                                                   ------------    ------------

   Loss before benefit for income taxes ........     (1,718,000)       (651,000)

Benefit for income taxes .......................       (608,000)       (286,000)
                                                   ------------    ------------


      Net loss .................................     (1,110,000)       (365,000)
                                                   ============    ============





Loss per common and common equivalent share:

   Net loss ...................................          ($0.17)         ($0.06)
                                                   ============    ============






See notes to consolidated condensed financial statements.

                        FIND/SVP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996




                                                       1997            1996
                                                   ------------    ------------


Revenues .......................................   $  8,193,000    $  7,441,000
                                                   ------------    ------------

Operating expenses:
  Direct costs .................................      4,644,000       4,474,000
  Selling, general and administrative
   expenses ....................................      3,896,000       3,260,000
  Restructuring charge .........................           --           802,000
                                                   ------------    ------------

   Operating loss ..............................       (347,000)     (1,095,000)

Interest income ................................          1,000           1,000
Loss on sale of marketable
  investment securities ........................           --            (8,000)
Interest expense ...............................       (182,000)        (75,000)
                                                   ------------    ------------

   Loss before benefit for income taxes ........       (528,000)     (1,177,000)

Benefit for income taxes .......................       (105,000)       (522,000)
                                                   ------------    ------------


      Net loss .................................       (423,000)       (655,000)
                                                   ============    ============





Loss per common and common
   equivalent share:

   Net loss ....................................         ($0.06)         ($0.10)
                                                   ============    ============




See notes to consolidated condensed financial statements.

                               FIND/SVP, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                        NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                      1997           1996
                                                                                   -----------    -----------

Cash flows from operating activities:
 Net (loss) income .............................................................   $(1,110,000)   $  (365,000)
                                                                                   -----------    -----------
 Adjustments  to reconcile  net loss to net cash (used in) provided by operating activities:
    Depreciation and amortization ..............................................       858,000        816,000
    Amortization of discount on notes payable ..................................         4,000           --
    Amortization of deferred financing fees ....................................        25,000         10,000
    Restructuring charge .......................................................          --          802,000
    Loss on sale of marketable investment securities ...........................          --            8,000
    Provision for losses on accounts receivable ................................       164,000        186,000
    Common stock issued for services ...........................................        38,000           --
    Increase in deferred compensation ..........................................        16,000         15,000
    Decrease in accrued rent payable ...........................................       (63,000)       (59,000)
    Increase in cash surrender value of life insurance .........................       (58,000)       (82,000)
    (Increase) decrease in deferred income taxes ...............................      (307,000)       (94,000)
    Change in assets and liabilities:
      (Increase) decrease in accounts receivable ...............................      (955,000)       100,000
      Increase in prepaid & refundable income taxes ............................      (303,000)      (355,000)
      Decrease (increase) in inventories .......................................       219,000       (466,000)
      Increase in deferred financing fees ......................................       (18,000)        (6,000)
      Increase in prepaid expenses and deferred charges ........................      (517,000)      (671,000)
      Increase in trade accounts payable
       and accrued expenses ....................................................       469,000        120,000
      Increase in accrued interest .............................................       243,000          1,000
      Increase in unearned retainer income .....................................       548,000        274,000
                                                                                   -----------    -----------

       Total adjustments .......................................................       363,000        599,000
                                                                                   -----------    -----------

       Net cash (used in) provided by operating activities .....................      (747,000)       234,000

Investing Activities:
  Capital expenditures .........................................................    (1,628,000)    (1,085,000)
  Proceeds from sale of marketable investment securities .......................          --          168,000
                                                                                   -----------    -----------

       Net cash used in investing activities ...................................    (1,628,000)      (917,000)
                                                                                   -----------    -----------

Financing Activities:
  Principal borrowings under notes payable .....................................     2,477,000        709,000
  Principal payments under notes payable .......................................      (390,000)      (345,000)
  Proceeds from exercise of stock options ......................................        59,000         47,000
  Purchase and retirement of treasury shares ...................................       (55,000)          --
                                                                                   -----------    -----------

       Net cash provided by financing activities ...............................     2,091,000        411,000
                                                                                   -----------    -----------

       Net decrease in cash and cash equivalents ...............................      (284,000)      (272,000)

Cash and cash equivalents at December 31, 1996 and 1995 ........................       634,000        522,000
                                                                                   -----------    -----------

Cash and cash equivalents at September 30, 1997 and 1996 .......................   $   350,000    $   250,000
                                                                                   ===========    ===========



See notes to consolidated condensed financial statements.

                        FIND/SVP, INC. and Subsidiaries
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A. MANAGEMENT'S STATEMENT

In the opinion of Management, the accompanying consolidated condensed financial statements contain all normal and recurring adjustments necessary to present fairly the financial position at September 30, 1997, and the results of operations for the three and nine month periods ended September 30, 1997 and 1996 and cash flows for the nine month periods ended September 30, 1997 and 1996. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

B. INCOME TAXES

The benefit for income taxes consists of federal, state and local income taxes. The $608,000 tax benefit recognized as of September 30, 1997 represents 35.4% of the loss before benefit for income taxes as of September 30, 1997. The benefit represents a net operating loss carryback for federal purposes (net of tax credits previously utilized in 1993, which the Company believes will expire without being utilized in the future), a deferred tax benefit from a net operating loss carryforward for federal, state and local taxes and a net deferred tax benefit for temporary items. The effective tax benefit was 43.9% as of September 30, 1996.

Based on the Company's recent history of prior operating earnings and its expectations for the future, which include the Company's restructuring efforts to improve performance, management has determined that the future operating income of the Company will more likely than not be sufficient to recognize fully the net deferred tax assets.

C. BORROWINGS

On July 24, 1997, the Company signed an amendment to the Commercial Revolving Promissory Note with the Bank, dated April 27, 1995, increasing the available credit to $2,500,000 from $2,000,000. The $500,000 additional credit is secured by the anticipated tax refund related to the Company's 1996 loss. During October 1997, the Company received $461,000 of this refund and the available credit was reduced accordingly.

During October 1997, the Company entered into an agreement with a commercial bank (the "Bank") to modify the terms of its existing Commercial Revolving Loan (the "Note"). The Bank extended the terms of the Note from September 30, 1997 to December 31, 1997 and amended the financial covenants and certain terms of the Note. The interest rate, as amended, is one and one-half percent above the Bank's prime rate. The agreement includes an automatic extension of the term of the Note to March 26, 1998 provided the Company is in compliance with the terms and conditions of the agreement and either the Company has entered into an agreement with a third party to sell assets in an amount sufficient to pay off the outstanding term loans or the Company has received a capital contribution of no less than $1,000,000. The Company is currently in discussions with the Bank regarding an extension or renewal of the agreement, for which there can be no assurance.

Additionally, the Company signed a Commercial Revolving Promissory Note for up to an additional $1,000,000 with the Bank. The terms are similar to those of the amended $2,500,000 Note. The $1,000,000 facility is secured by SVP S.A., a major shareholder of the Company.

The Company's Revolving and Term Promissory Notes with the Bank are secured by all of the assets of the Company. As of September 30, 1997, there was $1,475,000 outstanding on the term loans and $2,006,000 outstanding under the revolving credit agreement. The revolving credit agreement is used to secure certain long-term letters of credit. As such, as of September 30, 1997, the availability under the revolving credit agreement was $345,000.

The Company has begun negotiating with other sources of financing as an alternative to an extension or renewal of the Commercial Revolving Promissory Notes with the Bank. In the event that the Company is not able to extend, renew or refinance the Notes when due and other sources of capital are not received, there would be a material adverse affect on the Company.

D. SUBSEQUENT EVENT

On November 4, 1997, pursuant to an Asset Purchase and Sale Agreement (the "ETRG Sale Agreement"), between FIND/SVP Published Products, Inc. (a wholly owned subsidiary of the Company, "Find Published") and Cyber Dialogue Inc. Find Published sold certain assets held in its Emerging Technologies Research Group to Cyber Dialogue Inc. Reference is made to the ETRG Sale Agreement attached to this Form 10-Q as Exhibit (1), which agreement is incorporated herein by reference. In accordance with the ETRG Sale Agreement, the Company will no longer operate its Multiclient Study business , its Continuous Advisory service and its Interactive Consumer newsletter.

The Company received a $125,000 two year note bearing interest at an annual rate of 10%. A principal payment of $31,250 plus accrued interest is due on May 4, 1998. Commencing on August 4, 1998 and on the 4th day of each November, February, May and August thereafter, quarterly principal payments of $15,625 plus accrued interest is due. The final payment is due November 4, 1999. The Company holds a security interest in the Emerging Technology Research Group database as collateral on the note.

The purchaser also assumed various liabilities in connection with the delivery of the above services and the Company will receive a 5% royalty for a two year period on sales of the above services. Additionally, the Company retains the rights to its currently published off-the-shelf studies produced from data contained within previously issued Multiclient Studies.

                                 FIND/SVP, Inc.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 1997 compared to nine months ended September 30, 1996. Three months ended September 30, 1997 compared to three months ended September 30, 1996.

GENERAL

During the fourth quarter of 1996 the Company closed a $2.5 million financing arrangement (12% subordinated notes, and warrants to purchase common stock, of the Company) led by a fund managed by Furman Selz Investments LLC. SVP S.A., a major shareholder of the Company, was the other participant in the financing. The proceeds were used to adopt a more aggressive growth strategy in conjunction with the restructuring of operations which began in the third quarter of 1996, the goal of which is to increase the long term revenues and profitability of the Company and to position the Company to take advantage of ongoing changes in the marketplace for its services.

Additionally, the financing arrangement has an option for up to an additional $2.5 million financing at the discretion of the participants. During the quarter ended September 30, 1997 SVP S.A. exercised their option, and accordingly purchased $475,000 of Notes and Warrants.

The growth strategy has thus far resulted in a significant increase in operating expenses during 1997. Although the revenue levels during the third quarter of 1997 increased by 10.1% over the same period of 1996, and by 3.7% over the second quarter of 1997, they were below the expectation for the period. As a result, during the second half of the third quarter of 1997, the Company began slowing the growth of operating expenses. Direct costs in the third quarter of 1997 were 56.7% of revenues compared to 58.2% for the first half of 1997. Selling, general and administrative expenses were 47.7% of revenues for the third quarter of 1997 compared to 47.8% for the first half of the year. The Company anticipates a continuation of the decline in direct costs in the fourth quarter. However, it believes that the continued material investment in selling expenses is necessary to achieve the growth in revenues that is necessary to positively affect operating results. There can be no assurances of such revenue increases or the timing of such revenues.

During the third quarter of 1997, the Company borrowed an additional $284,000, net of repayments, under its $2,500,000 Commercial Revolving Promissory Note (the "Note") with State Street Bank and Trust Company (the "Bank") resulting in total borrowings of $2,006,000 as of September 30, 1997. The availability under the Note is reduced by approximately $150,000 as the Note secures certain long-term letters of credit.

During October 1997 the Bank extended the term of the Note from September 30, 1997 to December 31, 1997 and amended the financial covenants and certain terms of the loan agreement. The extension includes an automatic extension of the term of the Note to March 26, 1998 provided the Company is in compliance with the terms and conditions of the agreement and either the Company has entered into an agreement with a third party to sell assets in an amount sufficient to pay off the outstanding term loans or the Company has received a capital contribution of no less than $1,000,000. The Company is currently in discussions with the Bank regarding an extension or renewal of the agreement, for which there can be no assurance.

The Company also signed an additional Commercial Revolving Promissory Note for up to $1,000,000 with the Bank. The terms are similar to those for the amended $2,500,000 Note. The $1,000,000 facility is secured by SVP S.A. (See "Liquidity and Capital Resources" below.)

OPERATING REVENUES

Operating Revenues increased by $851,000 or 3.7% to $23,930,000 for the nine-month period ended September 30, 1997 and by $752,000 or 10.1% to $8,193,000 for the three-month period ended September 30, 1997 as compared to the comparable periods of the prior year.

The Company's Quick Consulting and Research Service revenues grew by $563,000 or 3.8% to $15,224,000 for the nine-month period ended September 30, 1997 and by $175,000 or 3.5% to $5,167,000 for the three-month period ended September 30, 1997 as compared to the comparable periods of the prior year. The increases were due primarily to an increase in the number of retainer clients and an increase in the average fee paid per client.

Revenues in the Strategic Consulting and Research area increased by $429,000 or 12.4% to $3,888,000 for the nine-month period ended September 30, 1997 and by $448,000 or 45.2% to $1,439,000 for the three-month period ended September 30, 1997 as compared to the comparable periods of the prior year. The increases reflect increases in the number of assignments completed and the average fee per assignment, primarily due to improved marketing coupled with the weakness experienced in this area during the quarter ended September 30, 1996, resulting in third quarter revenue increases in substantially all facets of the Strategic Consulting and Research area.

Published Research revenues decreased by $132,000 or 2.8% to $4,663,000 for the nine-month period ended September 30, 1997 and increased by $119,000 or 8.5% to $1,528,000 for the three-month period ended September 30, 1997 as compared to the comparable periods of the prior year. The decrease in revenues for the nine month period was due primarily to a softening in the print study marketplace, partially offset by the continued growth of revenues received from third-party on-line services. The increase for the three month period was primarily due to an increase in revenues received from third-party on-line services and an increase in revenues from the sale of outside vendor studies via the Company's Information Catalog. Overall, print study sales (including outside vendors) increased 4% for the quarter ended September 30, 1997 versus the comparable period in 1996. In November 1997, the Company sold certain assets and the primary businesses of its Emerging Technologies Research Group, a part of Published Research, which will result in a loss of revenues from this operation in the future. The Emerging Technology Research Group operated at a loss in 1996 and for the nine month period ended September 30, 1997.

The Company operates a small newsletter publishing operation. However, the newsletters that are produced generated less than 1% of the Company's revenues in 1997 and 1996.

DIRECT COSTS

Direct costs increased by 8.8% or $1,122,000 to $13,810,000 for the nine-month period ended September 30, 1997 and by 3.8% or $170,000 to $4,644,000 for the three-month period ended September 30, 1997 as compared to the comparable periods of 1996. As a percent of revenues, direct costs increased to 57.7% for the nine-month period ended September 30, 1997 from 55.0% for the corresponding period in 1996. As a percent of revenues, direct costs decreased to 56.7% for the three-month period ended September 30, 1997 from 60.1% for the corresponding period in 1996. The increase in total direct costs is due to new service offerings, such as the Continuous Advisory Service in the Emerging Technologies Research Group, a part of Published Research, which began in June 1996, and the planned expansion of current services. The changes in the percentage of revenue is due mainly to the timing of costs related to the expansion of services versus the timing of the incremental revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses rose by 13.7% or $1,380,000 to $11,422,000 for the nine-month period ended September 30, 1997 and by 19.5% or $636,000 to $3,896,000 for the three-month period ended September 30, 1997 as compared to the corresponding periods of the prior year. As a percent of revenues, selling, general and administrative expenses increased to 47.7% for the nine-month period ended September 30, 1997 from 43.5% for the corresponding period in 1996. As a percent of revenues, selling, general and administrative expenses increased to 47.6% for the three-month period ended September 30, 1997 from 43.8% for the corresponding period in 1996. The increase in expenses in the selling, general and administrative areas is due to the continued investment in sales and promotional efforts to generate incremental revenues in accordance with the Company's restructuring plans and the continued management development in the general and administrative areas.

RESTRUCTURING CHARGE

During the third quarter of 1996, the Company announced a plan to restructure and consolidate operations, concentrate resources and better position itself to achieve its strategic objectives. The plan resulted in an $802,000 pre-tax charge. The charge includes a writedown of certain Published Study products and deferred charges of $490,000, severance and retirement charges of $167,000, charges relating to marketing and planning materials which will not be used after the restructuring of $117,000 and charges for the consolidation and reduction of several small, unprofitable segments of business of $28,000.

OPERATING LOSS

Operating loss was $1,302,000 for the nine-month period ended September 30, 1997 as compared to operating loss of $453,000 for the corresponding period in 1996. Operating loss was $347,000 for the three-month period ended September 30, 1997 as compared to operating loss of $1,095,000 for the corresponding period in 1996. The operating loss was due primarily to an increase operating expenses in accordance with the Company's restructuring plans, including the use of proceeds from financing received during the fourth quarter of 1996, without a commensurate increase in revenues. During the second half of the quarter ended September 30, 1997 the Company began slowing the growth of operating expenses. More specifically, the Company began reducing direct costs, and anticipates a continued reduction of direct costs as a percentage of revenue in the fourth quarter of 1997. The Company anticipates a continued material investment in selling expenses going forward. It is anticipated that the reductions in direct costs as a percentage of revenue coupled with the investment in selling expenses will result in improved operating results from normal operating activities in the fourth quarter of 1997.

INTEREST INCOME AND EXPENSE

Interest income was $10,000 for the nine-month period ended September 30, 1997 and $14,000 for the corresponding period in 1996. Interest income was $1,000 for the three-month period ended September 30, 1997 and $1,000 for the corresponding period in 1996. Interest expense was $426,000 for the nine-month period ended September 30,

1997 as compared to $204,000 for the corresponding period in 1996. Interest expense was $182,000 for the three-month period ended September 30, 1997 as compared to $75,000 for the corresponding period in 1996. The increases in interest expense for the periods ended September 30, 1997 were due to the issuance of Subordinated Notes of the Company in the fourth quarter of 1996 and the third quarter of 1997, coupled with borrowings under the Commercial Revolving Promissory Note during the third quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1997, there was a negative cash flow from operating activities of $747,000 which resulted from a net loss of $1,110,000, an increase in accounts receivable of $955,000, an increase in prepaid expenses and deferred charges of $517,000, an increase in prepaid and refundable income taxes of $303,000, an increase in deferred income taxes of $307,000, a decrease in accrued rent payable of $63,000, an increase in cash surrender value of life insurance of $58,000 and an increase in deferred financing fees of $18,000. This was partially offset by depreciation and amortization of $858,000, an increase in unearned retainer income of $548,000, an increase in trade accounts payable and accrued expenses of $469,000, an increase in accrued interest of $243,000, a decrease in inventories of $219,000, a provision for losses on accounts receivable of $164,000, common stock issued for services of $38,000, amortization of deferred financing fees of $25,000, an increase in deferred compensation of $16,000 and amortization of discount on notes payable of $4,000.

For the nine months ended September 30, 1996, there was a positive cash flow from operating activities of $234,000 which resulted from depreciation and amortization of $816,000, a restructuring charge of $802,000, an increase in unearned retainer income of $274,000, a provision for losses on accounts receivable of $186,000, an increase in trade accounts payable and accrued expenses of $120,000, a decrease in accounts receivable of $100,000, an increase in deferred compensation of $15,000, amortization of deferred financing fees of $10,000, a loss on sale of marketable investment securities of $8,000 and an increase in accrued interest of $1,000. This was partially offset by a net loss of $365,000, an increase in prepaid expenses and deferred charges of $671,000, an increase in inventory of $466,000, an increase in prepaid and refundable income taxes of $355,000, an increase in deferred income taxes of $94,000, an increase in cash surrender value of life insurance of $82,000, a decrease in accrued rent payable of $59,000 and an increase in deferred financing fees of $6,000.

The Company's financing activities for the nine months ended September 30, 1997 include principal borrowings under notes payable of $2,477,000 and proceeds from exercise of stock options of $59,000, partially offset by principal payments under notes payable of $390,000 and purchase and retirement of treasury stock of $55,000, resulting in net cash provided by financing activities of $2,091,000. This compares to principal borrowings under notes payable of $709,000 and proceeds from exercise of stock options of $47,000, partially offset by principal payments under notes payable of $345,000, resulting in net cash provided by financing activities of $411,000 for the nine months ended September 30, 1996.

The Company had investing activities of $1,628,000 for capital expenditures for the nine months ended September 30, 1997. This compares to $1,085,000 for capital expenditures, partially offset by proceeds from sale of marketable investment securities of $168,000, resulting in net cash used in investing activities of $917,000 for the nine months ended September 30, 1996. The major portion of the expenditures for the nine months ended September 30, 1997 was for the enhancement of internal proprietary software and the purchase of computer equipment.

The Company's working capital decreased by $1,989,000 to $1,940,000 on September 30, 1997 as compared to December 31, 1996 due primarily to the outstanding balance on the Commercial Revolving Promissory Note with the Bank. Cash balances were $350,000 and $634,000 on September 30, 1997 and December 31, 1996,
respectively.

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

The Agreement also provides that the Company and its subsidiaries may enter into an agreement on similar terms with SVP, S.A. or affiliates thereof, pursuant to which SVP, S.A. may purchase Notes from the Company and its subsidiaries up to the principal amount of $475,000, and Warrants to purchase up to 211,111 shares of Common Stock at $2.25 per share. On November 30, 1996, the Company and SVP, S.A. entered into such a Note and Warrant Agreement as described above, for an aggregate consideration of $475,000. SVP, S.A. currently owns about 1,649,485 shares of Common Stock, including shares issuable under outstanding Warrants, or approximately 23.5% of the outstanding shares if the warrants are exercised.

The Agreement further provides that Furman Selz and SVP, S.A. at their option, can purchase up to the amount of their respective initial investments, up to an additional $2,500,000 in Notes and Warrants on the same terms and conditions as the first $2,500,000, at any time before December 31, 1997. On August 21, 1997 SVP, S.A. purchased 475,000 units, consisting of $475,000 principal amount of Option Notes and Option Warrants to purchase 211,111 shares of Common Stock at $2.25 per share.

On July 24, 1997, the Company signed an amendment to the Commercial Revolving Promissory Note with the Bank, dated April 27, 1995, increasing the available credit to $2,500,000 from $2,000,000. The $500,000 additional credit is secured by the anticipated tax refund related to the Company's 1996 loss. During October 1997, the Company received $461,000 of this refund and the available credit was reduced accordingly.

On October 22, 1997 the Company signed an Amendment to the Commercial Revolving Promissory Note ("Amended Note") with the Bank, dated April 27, 1995. Various financial terms and conditions, including the interest rate and the financial covenants, were amended. The interest rate, as amended, is one and one-half percent above the Bank's prime rate. The Amended Note expires on December 31, 1997. The agreement includes an automatic extension of the term of the Note to March 26, 1998 provided the Company is in compliance with the terms and conditions of the agreement and either the Company has entered into an agreement with a third party to sell assets in an amount sufficient to pay off the outstanding term loans or the Company has received a capital contribution of no less than $1,000,000. The Company is currently in discussions with the Bank regarding an extension or renewal of the agreement, for which there can be no assurance.

Additionally, on October 22, 1997, the Company signed a Secured Commercial Revolving Promissory Note with the Bank for up to an additional $1,000,000. SVP S.A., a major shareholder of the Company, has signed a secured letter of credit agreement with the Bank for the full amount of this Note. The terms and conditions of this Note reflect those of the Amended Note (above). SVP S.A., received a one-time two percent fee for providing the secured letter of credit which the Company believes is customary and reasonable.


The Company's Revolving and Term Promissory Notes with the Bank are secured by all of the assets of the Company. As of September 30, 1997, there was $1,475,000 outstanding on the term loans and $2,006,000 outstanding under the revolving credit agreement. The revolving credit agreement is used to secure certain long-term letters of credit. As such, as of September 30, 1997, the availability under the revolving credit agreement was reduced by approximately $150,000 to approximately $345,000.

The Company expects to spend approximately $225,000 for capital items for the remainder of 1997 and less than $1,000,000 for 1998, the major portion of which will be for the continued enhancement of internal software and for computer equipment.

The Company believes that cash flow from operations and borrowings under the lines of credit, if extended or renewed for 1998, or from the possible exercise by Furman Selz of their option to acquire notes and warrants (for which there can be no assurance), will be sufficient to cover its expected capital expenditures for the next 12 months and that it will have sufficient liquidity for the next 12 months. The Company has begun negotiating with other sources of financing as an alternative to the exercise by Furman Selz of their option and/or an extension or renewal of the Commercial Revolving Promissory Notes with the Bank. In the event that the Company is not able to extend, renew or refinance the Notes when due and other sources of capital are not received, there would be a material adverse affect on the Company.

The Company had noncash financing activities relating to the cashless exercise of stock options. In the nine-month period ended September 30, 1997, 8,000 options were exercised at $0.63, in exchange for 2,000 shares of common stock of the Company at prices ranging from $1.125 to $1.25. Such shares were held for a period of at least six months before the respective exchange. The value of these transactions was $2,000. In the nine-month period ended September 30, 1996, 225,686 options were exercised at prices ranging from $0.275 to $2.1875, in exchange for 37,741 shares of common stock of the Company at prices ranging from $2.125 to $3.00. Such shares were held for a period of at least six months before the respective exchange. The value of these transactions was $91,000.

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

On August 13, 1997, the Company was served with an amended complaint which alleges that between January 1996 and August 1996, the Company and its president made certain misstatements concerning the financial condition of the Company and that those misstatements induced Asset Value to buy more shares of the Company and to refrain from selling the shares it already held. The amended complaint alleges that those misstatements give rise to causes of action for violation of
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and for common law fraud. The complaint demands compensatory and punitive damages in an amount to be determined at trial, as well as costs and attorneys' fees. The Company and Mr. Garvin believe that there is absolutely no merit to the claims in either the original complaint or the amended complaint and plan to defend vigorously against the action. On September 29, 1997, the Company and Mr. Garvin moved to dismiss the amended complaint. That motion has now been fully briefed and submitted for the Court for decision.

ITEM 5. OTHER INFORMATION

On November 4, 1997, pursuant to an Asset Purchase and Sale Agreement (the "ETRG Sale Agreement"), between FIND/SVP Published Products, Inc. (a wholly owned subsidiary of the Company, "Find Published") and Cyber Dialogue Inc. Find Published sold certain assets held in its Emerging Technologies Research Group to Cyber Dialogue Inc. Reference is made to the ETRG Sale Agreement attached to this Form 10-Q as Exhibit (1), which agreement is incorporated herein by reference. In accordance with the ETRG Sale Agreement, the Company will no longer operate its

Multiclient Study business, its Continuous Advisory service and its Interactive Consumer newsletter.

The Company received a $125,000 two year note bearing interest at an annual rate of 10%. A principal payment of $31,250 plus accrued interest is due on May 4, 1998. Commencing on August 4, 1998 and on the 4th day of each November, February, May and August thereafter, quarterly principal payments of $15,625 plus accrued interest is due. The final payment is due November 4, 1999. The Company holds a security interest in the Emerging Technology Research Group database as collateral on the note.

The purchaser also assumed various liabilities in connection with the delivery of the above services and the Company will receive a 5% royalty for a two year period on sales of the above services. Additionally, the Company retains the rights to its currently published off-the-shelf studies produced from data contained within previously issued Multiclient Studies.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 A. Exhibits

    (1) Copy of ETRG Sale Agreement.

    (2) Copy of Commercial Revolving Loan, dated October 22, 1997, between the Bank and the Company.

    (3) Copy of Second Modification Agreement, as of September 30, 1997, between the Bank and the Company.

 B. Reports on Form 8-K
       None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FIND/SVP Inc.
--------------
                                            (REGISTRANT)



Date: November 14, 1997                     /s/ Andrew P.Garvin
-----------------------                    ----------------------------------
                                            Andrew P. Garvin, Chairman and
                                            President




Date: November 14, 1997                     /s/ Peter J. Fiorillo
-----------------------                     ----------------------------------
                                            Peter J. Fiorillo
                                            Executive Vice President
                                            (Principal Financial Officer
                                             and Principal Accounting Officer)

                                                                       EXHIBIT 1

                        ASSET PURCHASE AND SALE AGREEMENT

     THIS ASSET PURCHASE AND SALE AGREEMENT ("Agreement") made this 4th day of November, 1997 by and between CYBER DIALOGUE INC., a Delaware corporation with offices at 630 Fifth Avenue, New York, New York 10111 ("Purchaser"), and FIND/SVP PUBLISHED PRODUCTS, INC., a Delaware corporation with offices at 625 Avenue of the Americas, New York, New York 10011 ("Seller").

                              W I T N E S S E T H:

     WHEREAS, Seller is willing to sell to Purchaser and Purchaser is willing to buy from Seller, upon the terms and conditions hereinafter set forth, only those assets held by Seller in its Emerging Technologies Research Group ("ETRG") business ("Seller's Business"), as more fully set forth in this Agreement.

     NOW, THEREFORE, in consideration of the mutual covenants and agreements herein contained, the parties hereto agree as follows:

         1. SALE OF ASSETS: Upon the terms and subject to the conditions provided in this Agreement, Seller shall, at the Closing and as of the Closing Date (as said terms are hereinafter defined), convey, sell, transfer, assign and deliver to Purchaser, and Purchaser shall purchase from Seller, all of the business and assets set forth below used by Seller in the conduct of Seller's Business whether constituting real or personal, tangible or intangible personal property, and whether or not in the possession or control of Seller, as such assets exist on the Closing Date (as such term is hereinafter defined), which assets shall consist of (hereinafter collectively referred to as the "Assets"):

               (a) All ETRG survey databases, newsletters, industry briefings, hardware and software, ETRG web site content, contracts, sponsorship forms, press contracts, vendor lists and ETRG customer and prospect databases. Set forth on Schedule 1(a) is a complete and accurate list such assets of the Seller's Business as of October 31, 1997.

               (b) The goodwill and all slogans or trade names used by Seller solely in Seller's Business, including the names listed in Schedule 1(b) annexed hereto, and all customer lists set forth in Schedule 1(a) relating to the present and former customers of Seller's Business, which customer lists are annexed hereto as Schedule 1(a).

               (c) All rights and title to the Internet Small Business Survey as well as all related accounts receivable, cash, revenue, orders, leads and future leads and orders. Purchaser shall receive said assets free of any obligations except for those obligations specifically set forth on Schedule 1(c). Set forth on Schedule 1(c) is a complete list of all of said Internet Small Business Survey assets and contracts as of October 31, 1997 as well as the specific obligations related thereto which are assumed by Purchaser.

               (d) The GVU contract, expense free as of the Closing, as well as all related databases, all as set forth on Schedule 1(d).

               (e) Any and all machinery, equipment, Ithaca office supplies and leasehold improvements, furniture and fixtures of Seller's Business including, without limitation, those items listed in Schedule 1(e) annexed hereto and all employee lists, files, papers, books, records, sales and advertising materials and records, sales and purchase correspondence, affecting or pertaining to Seller's ownership and/or use of the Assets.

               (f) Any and all rights and interest in and to any licenses and commercially practiced patents, copyrights, trademarks, trademark registration applications (including all reissues, divisions, continuations and extensions thereof), patent applications and patent disclosures docketed, if any, including, without limitation, those listed in Schedule 1(f) annexed hereto which are used solely in Seller's Business.

               (g) Any and all rights and interests in and to all intellectual property rights and proprietary expertise, including, without limitation, proprietary information, technical and technological data, know-how, processes, invention conception memoranda, computer programs and sales and advertising information used solely in Seller's Business.

               (h) Any and all permits, authorizations, approvals or indicia of authority to operate and maintain Seller's Business as issued by any federal, state or local government, including, without limitation, those listed in
Schedule 1(h) annexed hereto.

               (i) All right, title and interest of Seller in and to (A) the leases (for real or personal property) and contracts listed in Schedule 1(i) attached hereto; (B) all purchase orders given by Seller for the purchase of products, materials, supplies, and other items used in the ordinary course of Seller's Business; and (C) all CAS (excluding existing sales to Microsoft, American Express and Bellcore) and Internet Small Business Survey purchase orders submitted to Seller by customers of Seller in the ordinary course of Seller's Business with respect to which Seller has not received full payment thereon on or prior to the Closing Date. All of such leases, contracts, purchase orders and sales commitments specified in clauses (A), (B) and (C) of this
Section 1(i) are listed in Schedule 1(i) and are hereinafter collectively referred to as the "Assumed Contracts". Notwithstanding the foregoing, the parties agree that no consent to assignment of leases will be obtained.

               (j) Such prepaid expenses of the Seller's Business as are set forth in Schedule 1(j).

               (k) All accounts receivable, revenues and cash payments subsequent to October 8, 1997 related to CAS Product sold subsequent to October 8, 1997 (excluding existing sales to Microsoft, American Express and Bellcore) all as set forth on Schedule 1(k).

               (l) The Jupiter Associates contract, free of liability to Purchaser as of the Closing, as well as all related databases, all as set forth on Schedule 1(l).

         2. PURCHASE PRICE FOR THE ASSETS: Purchaser shall pay to Seller for the Assets a purchase price (the "Purchase Price") equal to One Hundred Twenty-Five Thousand Dollars ($125,000.00) payable as follows:

               (a) $125,000 pursuant to the terms of a certain promissory note (the "Note") bearing interest at the rate of ten percent (10%) in the form attached hereto as Exhibit A. Said Note is to be secured by a lien on all existing and future ETRG Products.

               (b) Five percent (5%) royalty on payment received on all sales by Purchaser on sales of existing and future ETRG Products which are set forth on
Schedule 2(b) (Purchaser agrees to invoice in the usual course of business); said royalties shall be for a two-year period commencing the date of Closing, and shall be paid quarterly in arrears (payment due fifteen (15) days after the end of each quarter) with the first payment being made three months and fifteen days subsequent to the Closing.

               (c) The Purchase Price is based upon the following allocation:

                  Furniture, Fixtures and Equipment           $ 40,000.00
                  Accounts Receivable/Database                $ 60,000.00
                  Goodwill                                    $ 25,000.00
                                                              -----------

              TOTAL PURCHASE PRICE                            $125,000.00

     The parties agree to use the above allocation for purposes of filing their local, state and federal income tax returns.

               (d) As of the close of business on the Closing Date, the Purchaser shall assume and thereafter pay, perform or discharge when due all of the following liabilities and obligations ("Assumed Liabilities") and no other liabilities or obligations:

                    (i) The liabilities as of the Closing under the Assumed Contracts including but not limited to existing CAS and Newsletter subscription contracts listed in Schedule 1(i) except for any liability under any of the Assumed Contracts listed in Schedule 1(i) arising out of Seller's failure to perform its obligations thereunder to the extent such performance is due on or prior to the Closing.

                    (ii) The trade accounts payable related to the Seller's Business and operations listed on Schedule 2(d)(ii) annexed hereto.

               The Purchaser shall have at all times hereafter any and all responsibility to all creditors and all third parties and to the Seller with respect to the Assumed Liabilities and shall indemnify and hold the Seller harmless from and against any and all cost, loss, liability (including reasonable attorneys' fees) arising from the Assumed Liabilities.

               (e) With the exception of the Assumed Liabilities, Purchaser shall assume no liabilities or other obligations, commercial or otherwise, of Seller, known or unknown, fixed or contingent, choate or inchoate, liquidated or unliquidated, secured or unsecured or otherwise ("Excluded Liabilities").

               (f) Seller shall have any and all responsibility to all creditors and all third parties and to Purchaser with respect to, and shall pay, discharge and perform when due, any liability or obligation of Seller not expressly assumed by Purchaser including, without limitation, the Excluded Liabilities and shall indemnify and hold Purchaser harmless from and against any and all cost, loss, liability (including reasonable attorneys' fees) arising from such obligations or liabilities.

         3. DOCUMENTS TO BE DELIVERED AT CLOSING: At the Closing:

               (a) Seller shall execute and deliver to Purchaser a Bill of Sale fully executed and in form reasonably satisfactory to Purchaser's counsel, conveying, selling, transferring and assigning to Purchaser all of the Assets free and clear of any and all defects, liens, encumbrances, charges and equities whatsoever.

               (b) Seller shall execute or endorse and deliver to Purchaser other duly executed separate instruments of sale, assignment or transfer, including assignments of contract rights or leases in form suitable, where appropriate, for filing or recording with the appropriate office or agency for various items of the Assets or other rights of Seller to be conveyed hereunder, where, in Purchaser's reasonable judgment, the same are necessary or desirable in order to vest or evidence title hereto in Purchaser. Notwithstanding the foregoing, the parties agree that no consent to assignments of leases will be obtained.

               (c) Seller shall execute or endorse and deliver instruments effectively assigning and transferring to Purchaser all intangible assets included in the Assets and containing appropriate warranties of title, together with the consents, where required, of third parties with respect to such transfers and assignments.

               (d) Purchaser shall pay the Purchase Price for the Assets in accordance with the terms of Section 2 hereof.

               (e) Seller shall deliver to Purchaser a Certificate of Good Standing from the duly authorized officer of the Seller's state of incorporation dated not more than 30 days prior to the Closing Date.

               (f) Seller shall deliver to Purchaser a certified copy of resolutions of the

Board of Directors of Seller authorizing this Agreement and the other agreements
and  instruments  to  be  delivered   pursuant   thereto  and  the  transactions
contemplated hereby and thereby.

               (g) Purchaser shall deliver to Seller a certified copy of resolutions of the Board of Directors of Purchaser authorizing this Agreement and the other agreements and instruments to be delivered pursuant thereto and the transactions contemplated hereby and thereby.

               (h)  Purchaser  shall  deliver  to Seller a  Certificate  of Good
Standing  from  the  duly  authorized   office  of  the  Purchaser's   state  of
incorporation dated not more than thirty days prior to the Closing Date.

               (i) Purchaser shall enter into satisfactory employment agreements with Tom Miller and Peter Clemente in the form attached hereto as Schedule 3(i). In addition, Seller shall have presented Purchaser with satisfactory evidence that Seller had released said employees from all contractual obligations to Seller, including but not limited to any covenants not to compete.

               (j) Seller shall deliver to Purchaser a Covenant Not To Compete Agreement from Seller and from FIND/SVP, Inc. in the form annexed hereto as
Schedule 3(j).

               (k) Seller shall deliver to Purchaser an assignment of Key Man Life Insurance policy on Mr. Thomas Miller.


          4. CLOSING: The Closing of the transactions contemplated by this Agreement, and all deliveries to be made at such time in connection therewith, shall take place at the offices of FIND/SVP at 625 Avenue of the Americas, New York City, New York upon the satisfaction of all of the conditions set forth in this Agreement on November 4, 1997 (Said Closing and said date thereof, herein referred to as the "Closing" and the "Closing Date", respectively).

          5. CROSS INDEMNITIES:

               (a) Seller hereby undertakes and agrees to indemnify Purchaser (and its shareholders, officers, and directors and their respective successors, heirs and assigns) and hold it and them harmless against and in respect of the following:

                    (i) All claims, debts, liabilities and obligations of Seller whether absolute or contingent arising out of the conduct of Seller's Business as conducted by Seller on or prior to the Closing Date, including, but not limited to, the Excluded Liabilities, liability to any federal, state or local tax authority, Seller's failure to comply with any pension, profit sharing or other employee benefit plan of Seller and whether or not such liabilities are asserted prior to the Closing Date or thereafter, except for such liabilities and obligations as are expressly assumed by Purchaser pursuant to this Agreement.

                    (ii) Any products liability claim or related claim or action where the occurrence giving rise to such liability, claim or action takes place on or prior to the Closing Date.

                    (iii) Any and all loss or damage sustained by Purchaser as a result of any breach of Seller's representations, covenants and warranties contained in this Agreement.

                    (iv) Any and all actions, suits, proceedings, demands, assessments, judgments, costs and reasonable legal and other expenses incident to any of the foregoing.

               (b) Purchaser hereby undertakes and agrees to indemnify Seller (and its shareholders, officers, and directors and their respective successors, heirs and assigns) and hold it and them harmless against and in respect of the following:

                    (i) All claims, debts, liabilities and obligations of Purchaser whether absolute or contingent expressly assumed by Purchaser hereby or arising out of the conduct of Seller's Business as conducted by Purchaser after the Closing Date, including, but not limited to, liability to any federal, state or local tax authority or under any pension, profit sharing or other employee benefit plan as defined in Section 3(3) of ERISA of Purchaser and the Assumed Liabilities but specifically excluding the Excluded Liabilities.

                    (ii) Any products liability claim or related claim or action where the occurrence giving rise to such liability, claim or action takes place after the Closing Date.

                    (iii) Any and all loss or damage sustained by Seller as a result of any breach of Purchaser's representations, covenants and warranties contained in this Agreement.

                    (iv) Any and all actions, suits, proceedings, demands, assessments, judgments, costs and reasonable legal and other expenses incident to any of the foregoing.

               (c) The covenant of indemnity set forth in this Section 5 is intended by the parties to be for the benefit of each other and their respective shareholders, officers and directors and their respective successors, heirs and assigns.

          6. COVENANTS:

               (a) From the date hereof, Seller and Purchaser shall take all such action, both before and after the Closing, as may be necessary or appropriate to consummate the transactions provided for in this Agreement in accordance with the representations, warranties, conditions and agreements contained herein, and shall refrain from taking any action which would result in any of such representations or warranties not being true and correct, or any of such conditions not being satisfied, at the Closing.

               (b) Seller covenants and agrees as follows throughout the period from the date hereof through and including the Closing: Seller shall conduct Seller's Business only in the ordinary course and in accordance with sound business operations as has been previously conducted.

               (c) Seller shall use its best efforts through the Closing to keep intact the Seller's Business, to keep available its key employees and to maintain the goodwill of its customers and vendors and other persons having business dealings with it.

               (d) Seller and Purchaser agree for a period of two years subsequent to Closing to co-brand as "cyberdialogue://findsvp" all existing and future ETRG Products and "off-the-shelf" studies listed on Schedules 6(d) and 6(e) attached hereto. Further, Seller shall continue to market said co-branded products listed on Schedules 6(d) and 6(e) through promotion in its existing outbound marketing.

               (e) Seller shall produce at its sole expense all "off-the-shelf" studies listed on Schedule 6(e) attached hereto by December 1, 1997.

               (f) Seller shall at its sole expense produce and deliver all "backlogged" Newsletters through September 30th by October 31, 1997. Said list of "backlogged" Newsletters is set forth on Schedule 6(f) attached hereto.

               (g) Seller shall make available without cost to Purchaser its ETRG authors for direct contracting with Purchaser subsequent to Closing said; said ETRG authors are listed on Schedule 6(g) attached hereto.

               (h) Simultaneous with the Closing, Seller and Purchaser shall issue a mutually satisfactory press release relating to the transactions contemplated herein.

               (i) Seller agrees to transfer at Closing a sum equal to all revenues received through said date from Internet Small Business Survey sales to clients net of (i) any royalties due, (ii) $10,000 cost contribution and (iii) related expense incurred and paid by Seller prior to the date of Closing, all as described in Schedule 6(i) attached hereto. At and subsequent to the date of Closing, Seller agrees to deposit directly into an escrow account at Chase Manhattan Bank all revenues Seller received from Internet Small Business Survey sales. As soon as practical, the parties shall disburse the funds in the escrow account as follows: five percent (5%) to Seller and ninety-five percent (95%) to Purchaser.

               (j) Purchaser agrees to produce the Internet Small Business Survey to the specifications outlined in Seller's existing sales literature, which includes commencing the fielding of focus groups, no later than ten (10) days subsequent to Closing.

               (k) Consistent with Schedule 2(d)(i), subsequent to Closing, Purchaser will assume all unfilled subscription liabilities. Seller shall have no financial responsibility to Purchaser related to said unfulfilled subscriptions, subject to all sales, revenue and cash from CAS (excluding existing sales to Microsoft, American Express and Bellcore), Internet Small Business Survey, Newsletter or "Net II" after Closing being the property of and paid to Purchaser. Between October 1, 1997 and the date of Closing, Seller agrees to deposit directly into an escrow account at Chase Manhattan Bank all revenues received from CAS Product Sales that occur between October 1, 1997 and Closing. As soon as practical, the parties shall disburse the funds in the escrow account as follows: five percent (5%) to Seller and ninety-five percent (95%) to Purchaser.

               (l) All royalties derived from the book authored by Peter Clemente which shall be published by McGraw Hill in November, 1997 shall be the property of and assigned to Purchaser. Schedule 6(l) attached hereto lists the existing agreements related to said book.

               (m) Seller and Purchaser agree to distribute the revenue derived from the sale of "off the shelf reports" listed in Schedules 6(d) and 6(e) and from any future off-the-shelf reports in accordance with Schedule 6(m) attached hereto.

               (n) Subsequent to Closing, Seller agrees to supply at no cost to Purchaser any existing (or "work in progress") "off-the-shelf" studies that may be required by CAS clients as part of the CAS deliverable as listed on Schedule 6(d) and 6(e).

               (o) During the term of this Agreement, Purchaser agrees to promptly supply Seller at no cost a copy for internal use only of any new ETRG Product created by Purchaser.

          7. REPRESENTATIONS AND WARRANTIES OF PURCHASER: Purchaser hereby represents and warrants to Seller as follows:

               (a) Purchaser is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware and is duly qualified, licensed and authorized to do business as a foreign corporation and is in good standing as a foreign corporation in each jurisdiction in which the conduct of its business requires such qualification, licensing or authorization. Purchaser has full corporate power to own or lease its properties and carry on its business as now being conducted.

               (b) Purchaser has full corporate power and authority to execute and deliver this Agreement and the other agreements and instruments to be executed and delivered by it pursuant hereto and to consummate the transactions contemplated hereby and thereby. All corporate acts and other proceedings required to be taken by or on the part of Purchaser, including, if necessary, all appropriate stockholder action, to authorize it to carry out this Agreement and such other agreements and instruments and the transactions contemplated hereby and thereby have been duly and properly taken. This Agreement has been duly executed and delivered by Purchaser and constitutes, and such other agreements and instruments when duly executed and delivered by Purchaser will constitute, legal, valid and binding obligations of Purchaser and will be enforceable in accordance with their respective terms.

               (c) Neither the execution and delivery nor the performance of this Agreement will (i) violate any provision of law, or any judgment, writ, injunction, decree or order of any court or other governmental authority relating to Purchaser, or (ii) violate any will, deed, mortgage, instrument, indenture, agreement, contract, other commitment or restriction to which Purchaser is a party or by which it is bound, or (iii) be in conflict with, or result in or constitute a breach or default (or an occurrence which by lapse of time and/or the giving of notice would constitute a breach or default), on the part of Purchaser, under any such will, deed, mortgage, instrument, indenture, agreement, contract, other commitment or restriction, or (iv) result in the creation or imposition of any lien, charge or encumbrance of any nature whatsoever upon the Assets.

               (d) All of the  representations  and warranties set forth in this
Section 7 shall be deemed renewed by Purchaser at the Closing as if made at such time and shall survive indefinitely after the Closing Date.

          8. REPRESENTATIONS AND WARRANTIES OF SELLER: The Seller represents and warrants to Purchaser as follows:

               (a) Seller now has, and by virtue of the deliveries made at the Closing, Purchaser will obtain good and marketable title to the Assets, free and clear of all liens, encumbrances, charges and equities of any nature whatsoever, except as otherwise provided in this Agreement.

               (b) With respect to the machinery and equipment to be sold and transferred hereunder Seller represents and warrants that such machinery, equipment and other like assets are and will be as of the Closing Date in good operating condition for the operation of the Seller's Business as heretofore conducted by Seller.

               (c) Neither Seller's Business as conducted prior to the Closing nor the ownership or sale by Seller of any of the Assets were, are or will be in contravention of any patent, trademark, copyright or franchise agreements, licensing agreements, or other proprietary right of any third party or was, is or will be dependent for non-contravention upon the acquiescence, agreement or consent of any such third party.

               (d) Neither the execution and delivery nor the performance of this Agreement will (i) violate any provision of law, or any judgment, writ, injunction, decree or order of any court or other governmental authority relating to Seller, or (ii) violate any will, deed, mortgage, instrument, indenture, agreement, contract, other commitment or restriction to which Seller is a party or by which it is bound, or (iii) be in conflict with, or result in or constitute a breach or default (or an occurrence which by lapse of time and/or the giving of notice would constitute a breach or default), on the part of Seller, under any such will, deed, mortgage, instrument, indenture, agreement, contract, other commitment or restriction, or (iv) result in the creation or imposition of any lien, charge or encumbrance of any nature whatsoever upon the Assets.

               (e) Except as listed in Schedule 8(e) annexed hereto, Seller is not a party to any written or oral (i) contract for the employment of any officer or individual employee of Seller's Business not terminable by it without liability upon notice of less than thirty (30) days or (ii) any written or oral sales contract or commitment or contract for the future purchase of materials, supplies, or equipment related to Seller's Business which involves an amount greater than $5,000.00.

               (f) Seller's Business has been conducted by Seller in accordance with all applicable laws, governmental regulations and judicial and administrative decisions, including without limiting the generality of the foregoing, laws, regulations and decisions concerning the employment of labor and environmental matters. All licenses or permits issuable by any governmental authority which are necessary for the operation of Seller's Business have been obtained and are currently in full force and effect and are set forth on
Schedule 1(h) annexed hereto; and, except as set forth on Schedule 1(h), all such licenses and permits are freely transferrable to Purchaser without the consent of the issuing authority.

               (g) Except those set forth in Schedule 8(g) annexed hereto, there is no claim, litigation, action, suit or proceeding, administrative or judicial, pending or threatened against or affecting Seller, or involving any of the Assets of Seller, at law or in equity or before any foreign, federal, state, local or other governmental authority, nor to Seller's knowledge is there any basis upon which any such claim, litigation, action, suit or proceeding could be brought or initiated. Seller is not subject to or in default under any judgment, order, writ, injunction or decree of any court or any governmental authority, and no replevins, attachments, or executions have been issued or are now in force against Seller. No petition in bankruptcy or receivership has ever been filed by or against Seller. Seller is not in default under any express or implied contract, agreement, lease or other arrangement, oral or written, to which Seller is a party. With respect to each of the Assumed Contracts, neither Seller nor the other party to the contract is in default thereunder.

               (h) Except as set forth in Schedule 8(h), no consent, authorization, license, permit, order, certificate or approval which has not heretofore been obtained is required by any person, corporation, partnership, estate, trust, governmental agency or other person or entity not a party to this Agreement to the transactions contemplated by this Agreement.

               (i) Seller has no knowledge of any termination, cancellation, limitation, modification or change in the business relationship of Seller with any of Seller's suppliers, customers or group of suppliers or customers.

               (j) Seller is duly organized, validly existing and in good standing under the laws of the State of New York and is duly qualified, licensed and authorized to do business as a foreign corporation and is in good standing as a foreign corporation in each jurisdiction in which the conduct of its business requires such qualification, licensing or authorization. Seller has full corporate power and authority to execute and deliver this Agreement and the other agreements and instruments to be executed and delivered by it pursuant hereto and to consummate the transactions contemplated hereby and thereby. All corporate acts and other proceedings required to be taken by or on the part of Seller, including, if necessary, all appropriate stockholder action, to authorize it to carry out this Agreement and such other agreements and instruments and the transactions contemplated hereby and thereby have been duly and properly taken. This Agreement has been duly executed and delivered by Seller and constitutes, and such other agreements and instruments when duly executed and delivered by Seller will constitute, legal, valid and binding obligations of Seller and will be enforceable in accordance with their respective terms.

               (k) The accounts receivable of Seller's Business existing on the date hereof and on the Closing Date, will represent amounts duly and validly owing to Seller from sales made in the regular and ordinary course of its business, and to the best of Seller's knowledge all such accounts receivable have been or will be collected to the extent of the face amount thereof, not of allowances for doubtful accounts, in accordance with their terms and will not be subject to any offsets, recoupments, set-offs or counterclaims.

               (l) Schedule 1(f) attached hereto and incorporated herein by reference sets forth all patents, patent applications, registered trademarks, registered service marks, trademark and service mark applications, unregistered trademarks and service marks, copyrights and copyright applications, owned or filed by the Seller or in which the Seller has an interest and the nature of such interest. No other patent, trademark or service mark, copyright or license under any thereof, is necessary to permit Seller's Business to be conducted as now conducted or as heretofore conducted. To the best of Seller's knowledge, Seller is not infringing upon any patent, trademark or service mark, or copyright or otherwise violating the rights of any third party. No proceedings have been instituted or are threatened, and no claim has been received by the Seller alleging any such violation, and Seller is not a party to, or bound by, any license agreement requiring payment, except as set forth in Schedule 1(f).

               (m) Neither this Agreement, nor any, Exhibit, certificate or other document furnished or to be furnished to Purchaser pursuant hereto or in connection with the transactions contemplated hereby, contains or will contain any untrue statement of a material fact, or omits or will omit to state a material fact necessary to make the statements contained therein not misleading. There is no fact which materially adversely affects or, may materially adversely affect the business or condition (financial or otherwise) of the Seller or any of its properties or assets which has not been set forth herein, or in any Exhibit, or Schedule, certificate or other document furnished or to be furnished to Purchaser prior to the Closing Date pursuant hereto.

               (n) REAL ESTATE. With the exception of the real estate and buildings and improvements thereon which Seller leases at 202 The Common, Suite 502, Ithaca, New York 14850 (collectively, the "Real Estate"), the Seller does not own or lease any real estate in the conduct of Seller's Business.

                    (i) To Seller's knowledge, there is no intended or proposed federal, state or local statute, ordinance, order, requirement, law, rule or regulation (including, but not limited to, zoning changes) intended or proposed by any person having jurisdiction over the Real Estate which may prevent or hinder the continued use of the Real Estate as heretofore used in the conduct of the Seller's Business. There is no suit, action, claim or legal, administrative, arbitration or other proceeding (including without limitation, eminent domain proceeding) or governmental investigation pending or, to the best of Seller's knowledge intended or proposed by any person having jurisdiction over the Real Estate against or affecting the Real Estate or the use thereof nor, to the best of Seller's knowledge is there any basis for such matters.

                    (ii) There are no unpaid taxes, assessments (special, general or otherwise) or bonds of any nature affecting the Real Estate or any portion thereof.

                    (iii) All covenants, conditions, restrictions, easements and similar matters of record or of which Seller has actual knowledge affecting the Real Estate are presently and at Closing shall be complied with in all respects.

                    (iv) Neither this Agreement nor anything provided to be done under this Agreement violates or shall violate any contract, document, understanding, agreement, arrangement or instrument to which Seller is a party and which affects the Real Estate.

               (o) Seller has delivered to Purchaser the profit and loss statements for Seller's Business for the years 1995, 1996 and year-to-date 1997 (all of which financial statements are collectively referred to as "Financial Statements" and are attached hereto as Schedule 8(o)).

               (p) All of the Financial Statements are true and correct and present fairly the financial position of Seller's Business as at the dates thereof and the results of operations and changes in financial position for the respective periods covered by such statements.

               (q) As of the date hereof, Seller's Business has no liabilities of any nature, whether accrued, absolute, contingent or otherwise.

               (r) The foregoing representations and warranties set forth in this Section 8 shall be deemed renewed by Seller at the Closing and shall survive the Closing Date until three years after the Closing Date (the "Cut-Off Date").

               (s) The physical properties, business and assets of Seller's Business are and have been insured by such insurers, against such risks, in such amounts, and upon such terms and conditions as are disclosed in Schedule 8(s) annexed hereto and all other insurance policies and similar arrangements of Seller's Business are disclosed in said Schedule. Said insurance policies and arrangements are in full force and effect as of the date of the Closing and are adequate and customary for the business currently engaged in by Seller.

          9. CONDITIONS OF CLOSING:

               (a) All obligations of Purchaser hereunder are, at the option of Purchaser, subject to the conditions that, at the Closing Date:

                    (i) All representations, covenants and warranties of Seller contained in this Agreement shall be true and correct as of the Closing Date in all material respects.

                    (ii) Seller shall have performed all commitments hereunder up to the Closing Date and shall have tendered the required documents, instruments and certificates as set forth in Section 3 hereof.

                    (iii) No action, suit, proceeding or investigation by or before any court, administrative agency or other governmental authority shall have been instituted or threatened to restrain, prohibit or invalidate the transactions contemplated by this Agreement or which may affect the right of Purchaser to own, operate or control after the Closing Date the Assets and Seller's Business to be acquired pursuant to this Agreement.

                    (iv) AUTHORIZATION. All corporate action, necessary to authorize (i) the execution, delivery and performance by the Seller of this Agreement and any other agreements or instruments contemplated hereby or thereby to which Seller is a party and (ii) the consummation of the transactions contemplated hereby and thereby shall have been duly and validly taken by Seller, and Purchaser shall have been furnished with copies of all applicable resolutions of Seller certified by the Secretary of the Seller.

                    (v) DELIVERY OF CERTIFICATES AND DOCUMENTS TO BUYER. Seller shall have delivered, or cause to be delivered, to the Purchaser certificates as to the legal existence and good standing of Seller and copies of its Certificates of Incorporation, as amended, issued or certified by the Secretary of State of the State of Delaware and/or such other appropriate official thereof.


                    (vi) CONSENTS. The Seller shall have obtained the approvals, consents and authorizations of all third parties and/or governmental agencies necessary for the consummation of the transactions contemplated hereby in accordance with the requirements of applicable laws and agreements.

                    (vii) DAMAGE OR DESTRUCTION. The Assets shall not have suffered prior to the Closing Date any loss on account of fire, flood, accident or any other calamity to an extent that would materially interfere with the conduct of Seller's Business or materially impair the value of Seller's Business as a going concern, regardless of whether any such loss or losses have been insured against.

               (b) All obligations of Seller hereunder are, at the option of Seller subject to the conditions that, at the Closing:

                    (i) All representations, covenants and warranties made in this Agreement by Purchaser shall be true and correct as of the Closing Date in all material respects.

                    (ii) Purchaser shall have tendered the required documents and certificates at the Closing as set forth in Section 3 hereof.

                    (iii) The payment of the Purchase Price pursuant to Section 2 hereof due at the Closing shall have been made by Purchaser.

                    (iv) CORPORATE ACTION. All corporate action necessary to authorize (i) the execution, delivery and performance by Purchaser of this Agreement and any other agreements or instruments contemplated hereby to which Purchaser is a party and (ii) the consummation of the transactions and performance of its other obligations contemplated hereby and thereby shall have been duly and validly taken by Purchaser, and the Seller shall have been furnished with copies of all applicable resolutions adopted by the Board of Directors of Purchaser, certified by the Secretary or Assistant Secretary of Purchaser.

                    (v) THREATENED OR PENDING PROCEEDINGS. No proceedings shall have been initiated or threatened by any governmental department, commission, board, bureau, agency or instrumentality, foreign or domestic, or any other bona fide third party seeking to enjoin or otherwise restrain or to obtain an award for damages in connection with the consummation of the transactions contemplated hereby.

                    (vi) DELIVERY OF CERTIFICATES AND DOCUMENTS TO SELLER. The Purchaser shall have delivered, or caused to be delivered to the Seller, certificates as to the legal existence and good standing of Purchaser issued by the State of Delaware and/or such other appropriate official thereof.

          10. TERMINATION OF AGREEMENT:

          10.1 TERMINATION. At any time prior to the Closing Date, this Agreement may be terminated (i) by the consent of the Purchaser and Seller, (ii) by Seller if there has been a material misrepresentation, breach of warranty or breach of covenant by Purchaser in its representations, warranties and covenants set forth herein, (iii) by Purchaser if there has been a material misrepresentation, breach of warranty or breach of covenant by the Seller in its representations, warranties and covenants set forth herein, (iv) by the Seller if the conditions stated in Section 9(b) have not been satisfied at or prior to the Closing Date or (v) by Purchaser if the conditions stated in Section 9(a) have not been satisfied at or prior to the Closing Date.

          10.2 EFFECT OF TERMINATION. If this Agreement shall be terminated as above provided, all obligations of the parties hereunder shall terminate without liability of any party to the other; provided, however, that nothing in this
Section 10.2 shall prevent any party from seeking or obtaining damages or appropriate equitable relief for the breach of any representation, warranty or covenant made by any other party hereto.

          10.3 RIGHT TO PROCEED. Anything in this Agreement to the contrary notwithstanding, if any of the conditions specified in Section 9(a) hereof have not been satisfied at or prior to the Closing, Purchaser shall have the right to proceed with the transactions contemplated hereby without waiving any of its rights hereunder, and if any of the conditions specified in Section 9(b) hereof have not been satisfied at or prior to the Closing, the Seller may determine to proceed with the transactions contemplated hereby without waiving any of its rights hereunder.

          11. FINANCIAL ADVISORS AND EXPENSES: Each party hereto acknowledges to the other that there are no financial advisors or brokers in connection with this Agreement and agrees to indemnify the other for any claims by any financial advisors or broker in connection with this Agreement and the transactions contemplated hereby resulting from any act by such party.

          12. NOTICES: Any notice or other documents to be given or delivered hereunder by any party to any other party shall be in writing and shall be delivered personally or sent by certified mail, postage prepaid return receipt requested to the following addresses:

                                     SELLER:
                        Find/SVP Published Products, Inc.
                           625 Avenue of the Americas
                            New York, New York 10011
                                Attn: John Kuranz

                                       CC:
                              Breslow & Walker LLP
                                767 Third Avenue
                            New York, New York 10017
                             Attn: Gary T. Moomjian

                                   PURCHASER:
                               Cyber Dialogue Inc.
                          630 Fifth Avenue - Suite 2435
                               New York, NY 10111
                                Attn: Mark Esiri

                                       CC:
                             Kleban and Samor, P.C.
                                 2425 Post Road
                               Southport, CT 06490
                          Attn: Thomas E. Dardani, Esq.

          13. DISCLOSURE: Subject only to paragraph 6(h) and as may be required by law, the parties hereto agree to keep the terms and content of this Agreement totally confidential.

          14. ROYALTY PAYMENTS: Purchaser shall provide Seller quarterly, along with royalty payments due Seller pursuant to paragraph 2(b), a report of sales of all Existing and Future Products. Seller shall have the ability to review Purchaser's sales records no more than twice a year subject to written notice at least two weeks prior to said review.

          15. CLOSING POST OCTOBER 31: If the Closing takes place subsequent to October 31, 1997 but before November 16, 1997, Purchaser agrees to reimburse Seller for the salaries of Clemente, Miller, Addicott and Richardson for said period.

          16. (a) ARBITRATION: Any controversy, claim or breach arising out of or relating to this Agreement or the breach thereof shall be settled by arbitration in New York, New York in accordance with the rules of the American Arbitration Association and the judgment upon the award rendered shall be entered in any court having jurisdiction thereof.

          17. MERGER; AMENDMENT: This Agreement, the attachments hereto and the agreements and other documents expressly referred to herein embody the entire representations, warranties, agreements and conditions in relation to the subject matter hereof, and no representation, warranty, understanding or agreement, oral or otherwise, in relation thereto exists between the parties except as herein expressly set forth. This Agreement may not be amended, augmented or terminated orally but only as expressly provided herein or by an instrument in writing duly executed by the parties hereto.

          18. INVALIDITY: The invalidity or unenforceability of any term or provision of this Agreement or the application of such term or provision to any person or circumstances shall not impair or affect the remainder of this Agreement and its application to other persons and circumstances, and the remaining terms and provisions hereof shall not be invalidated but shall remain. in full force and effect.

          19. APPLICABLE LAW: This Agreement shall be governed by and construed in accordance with the laws of the State of New York.

          20. COUNTERPART: When Purchaser has executed and delivered to Seller a counterpart of this Agreement and Seller has executed and delivered to Purchaser a counterpart of this Agreement, it shall be binding upon Seller and Purchaser.

          21. CAPTIONS:  The captions in this Agreement are for convenience only
and  shall  not  be  considered  a  part  of  or  affect  the   construction  or
interpretations of any provision of this Agreement.

     IN WITNESS WHEREOF, this Agreement has been executed and delivered as of the day and year first above written.

                                            SELLER:
                                            FIND/SVP PUBLISHED PRODUCTS, INC.


                                            By:      ___________________________
                                                                ,
                                                     Its        ,





                                            PURCHASER:

                                            CYBER DIALOGUE INC.


                                              By:    ___________________________
                                   Mark Esiri,
                                 It's President

                      $1,000,000 COMMERCIAL REVOLVING LOAN             EXHIBIT 2

                             AND SECURITY AGREEMENT

                                     BETWEEN

                      STATE STREET BANK AND TRUST COMPANY,

                                       AND

              FIND/SVP, INC. AND FIND/SVP PUBLISHED PRODUCTS, INC.

                               OCTOBER 22ND, 1997

                                TABLE OF CONTENTS


SECTION HEADINGS                                                            PAGE


         I.       DEFINITIONS..............................................    1
                  1.01     DEFINED TERMS...................................    1
                  1.02     ACCOUNTING TERMS................................    5

         II.      LOAN FACILITY............................................    5
                  2.01     LOAN(S).........................................    5
                  2.02     INDEMNITY.......................................    7

         III.     INTEREST, TERMS AND FEES.................................    7
                  3.01     INTEREST RATE...................................    7
                  3.02     TERM AND TERMINATION............................    7
                  3.03     REPAYMENTS......................................    8
                  3.04     OPTIONAL PREPAYMENTS............................    8
                  3.06     FEES............................................    8

         IV.      CONDITIONS OF LENDING....................................    8

         V.       REPRESENTATIONS AND WARRANTIES...........................    9

         VI.      COVENANTS................................................   13
                  6.01     FINANCIAL REPORTING.............................   13
                  6.02     AFFIRMATIVE COVENANTS...........................   14
                  6.03     NEGATIVE COVENANTS..............................   16
                  6.04     FINANCIAL COVENANTS.............................   18

VII.     GRANT OF COLLATERAL...............................................   19

         VIII.    DEFAULT..................................................   22
                  8.01     EVENTS OF DEFAULT...............................   22
                  8.02     DECLARED DEFAULT................................   23
                  8.03     SPECIFIC POWERS.................................   23
                  8.04     DUTIES AFTER DEFAULT............................   24
                  8.05     BORROWERs' INDEMNIFICATION......................   24
                  8.06     CUMULATIVE REMEDIES.............................   25

         IX.      MISCELLANEOUS............................................   25
                  9.01     EXPENSES........................................   25
                  9.02     SETOFF..........................................   25

                  9.03     COVENANTS TO SURVIVE, BINDING AGREEMENT.........   25
                  9.04     CROSS-COLLATERALIZATION.........................   25
                  9.05     CROSS-DEFAULT...................................   26
                  9.06     AMENDMENTS AND WAIVERS..........................   26
                  9.07     NOTICES.........................................   26
                  9.08     TRANSFER OF LENDER'S INTEREST...................   27
                  9.09     NEW LAWS........................................   27
                  9.10     SECTION HEADINGS, SEVERABILITY,
                              ENTIRE AGREEMENT.............................   28
                  9.11     COUNTERPARTS....................................   28
                  9.12     GOVERNING LAW; CONSENT TO JURISDICTION..........   28
                  9.13     UNIFORM COMMERCIAL CODE.........................   28
                  9.14     FURTHER ASSURANCES..............................   28
                  9.15     JURY TRIAL WAIVER...............................   28

         AGREEMENT dated October 22nd, 1997, among FIND/SVP, INC., a New York corporation and FIND/SVP PUBLISHED PRODUCTS, INC., a New York corporation with their principal offices located at 625 Avenue of the Americas, New York, New York 10011-2002 (collectively, the "BORROWERS") and STATE STREET BANK AND TRUST COMPANY, a Massachusetts bank and trust company with an office located at 225 Franklin Street, Boston, Massachusetts 02110-2804 (the "LENDER").


                                    RECITALS

     A. The Borrowers have requested that the Lender extend to the Borrower a $1,000,000 revolving loan facility.

     B. The proceeds of the loan facility shall be used for general working capital requirements.

     C. The Lender is willing to extend the loan facility to the Borrowers, subject to the terms and conditions contained herein.

                                    AGREEMENT

     In consideration of the Recitals, which are incorporated by reference, the terms and conditions contained herein and other good and valuable consideration, the receipt and sufficiency of which are acknowledged, the Borrowers and the Lender, intending to be bound legally, agree as follows:

     I. DEFINITIONS.

     1.01 DEFINED TERMS. As used herein the following terms shall have the following meanings:

     (a) "ACCOUNTS" shall have the definition assigned in Article VII(a).

     (b) "ACCOUNT DEBTOR" and "ACCOUNT DEBTORS" shall mean the person or entity or persons or entities obligated to the Borrowers upon the Accounts.

     (c) "AFFILIATE", as applied to any Person, means any other Person directly or indirectly through one or more intermediaries controlling, controlled by, or under common control with, that Person. For the purposes of this definition, "control" (including with correlative meanings, the terms "controlling", "controlled by" and "under common control with"), as applied to any Person, means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of the Person, whether through the ownership of voting securities or by contract or otherwise.

     (d) "AGREEMENT" shall mean this Commercial Revolving Loan and Security

SECTION HEADINGS                                                            PAGE

Agreement, as the same from time to time may be amended, supplemented or modified.

     (e) "BUSINESS DAY" shall mean a day on which commercial banks in the Commonwealth of Massachusetts are not required or permitted by law to remain closed and on which dealings are carried on in the London interbank market.

     (f) "CAPITAL ASSETS" shall mean assets that in accordance with GAAP are required or permitted to be depreciated or amortized on Borrowers' balance sheet.

     (g) "CAPITAL EXPENDITURES" shall mean, for any period, the aggregate amount of all expenditures for the acquisition, construction, improvement, replacement or purchase of Capital Assets and Intangible Assets, including, but not limited to, expenditures under Capital Leases.

     (h) "CAPITAL LEASES" shall mean capital leases, conditional sales contracts and other title retention agreements relating to the purchase or acquisition of Capital Assets.

     (j) "CHANGE OF CONTROL" shall mean any time in which Andrew Garvin and Amalia S.A. do not in the aggregate own at least 25% of the issued and outstanding common stock of the Borrowers.

     (k)  "COLLATERAL"  shall mean the  property of the  Borrowers  described in
Article VII below.

     (l) "CONTRACTUAL OBLIGATIONS" shall mean as to any Person, any provision of any security issued by such Person or of any agreement, instrument or undertaking to which such Person is a party or by which it or any of its property is bound.

     (n) "DEFAULT(S)" shall mean any of the events specified in Section 8.01 below, whether or not any requirement for the giving of notice, the lapse of time, or both, has been satisfied.

     (o) "DEBT" shall mean at any date, without duplication:

     (i)  all obligations of such Person for borrowed money;

     (ii) all obligations of such Person evidenced by bonds (other than performance bonds), debentures, notes or other similar instruments;

    (iii) all obligations of such Person to pay the deferred purchase price of property or services, except trade accounts payable and accrued expenses arising in the ordinary course of business;

     (iv) all obligations of such Person as lessee under Capital Leases;

     (v) all Debt of others secured by a lien on any asset of such Person whether or not such Debt is assumed by such Person; or

     (vi) all Debt of others guarantied by such Person or entity."

SECTION HEADINGS                                                            PAGE

     (p) "DIVIDENDS" shall mean, for the applicable period, the aggregate of all amounts paid or payable (without duplication) as dividends, distributions or owner withdrawals with respect to Borrowers' shares of stock, whether now or hereafter outstanding and includes return of capital by the Borrowers to its shareholders.

     (q) "DOLLARS" and "$" shall mean lawful currency of the United States of America.

     (r) "ERISA" shall mean the Employee Retirement Income Security Act of 1974 and all rules and regulations promulgated pursuant thereto, as amended from time to time.

     (s) "EVENT(S) OF DEFAULT" shall mean any of the events specified in Section
8.01 below, provided that any requirement for the giving of notice, the lapse of time, or both, or any other condition, has been satisfied.

     (t) "GAAP" shall mean generally accepted accounting principals applied in a manner consistent with that employed in the preparation of the financial statements described in Section 6.01 below.

     (u) "INDEBTEDNESS" shall mean all obligations that in accordance with GAAP should be classified as liabilities upon the Borrowers' balance sheet or to which reference should be made by footnotes thereto.

     (v) "INTANGIBLE ASSETS" shall mean assets that in accordance with GAAP are properly classifiable as intangible assets, including, but not limited to, goodwill, deferred charges, franchises, licenses, patents, trademarks, trade names and copyrights.

     (w) "LIEN" shall mean any mortgage, pledge, security interest, hypothecation, assignment, deposit arrangement, encumbrance, or preference, priority or other security agreement or preferential arrangement of any kind or nature whatsoever (including, without limitation, any conditional sale or other title retention agreement, any financing lease having substantially the same economic effect as any of the foregoing, and the filing of any financing statement under the Uniform Commercial Code or comparable law or any jurisdiction).

     (x) "LOAN(S)" shall mean any loan made by the Lender to the Borrowers hereunder.

     (y) "LOAN ACCOUNT" shall mean the loan account maintained by the Borrowers with the Lender.

     (z) "LOAN COMMITMENT" shall mean the obligation of the Lender to make Loans to the Borrowers during the Loan Commitment Period as follows: (i) from the date hereof

SECTION HEADINGS                                                            PAGE

through and including  October 31, 1997, a maximum principal amount of $500,000;
(ii) from November 1, 1997 through and including November 31, 1997, a maximum principal amount of $800,000 less the outstanding amount advanced and not repaid during the period set forth in (i) above; (iii) from December 1, 1997 through and including the Maturity Date, a maximum principal amount of $1,000,000 less the outstanding amount advanced and not repaid during the periods set forth in
(i) and (ii) above.

     (aa) "LOAN COMMITMENT PERIOD" shall mean the period from the date hereof until the Maturity Date of the Loan Commitment.

     (bb) "LOAN DOCUMENT(S)" shall mean this Agreement, the Note and all other documents or agreements executed in connection herewith, together with any amendments, supplements or modifications hereto or thereto.

     (cc) "MATURITY DATE" shall mean December 31, 1997.

     (dd) "NET INCOME" shall mean, for the applicable period, the consolidated net income of the Borrowers.

     (ee) "NET LOSS" shall mean, for the applicable period, the consolidated net loss, excluding the effect of income tax benefits, of the Borrowers.

     (ff) "NOTE" shall mean the Commercial Revolving Promissory Note.

     (gg) "OBLIGATIONS" shall mean and include all loans, advances, interest, indebtedness, liabilities, obligations, guaranties, covenants and duties at any time owing by the Borrowers to the Lender of every kind and description, whether or not evidenced by any note or other instrument, whether or not for the payment of money, whether direct or indirect, absolute or contingent, due or to become due, now existing or hereafter arising, including but not limited to the indebtedness, liabilities and obligations arising under this Agreement, the Notes and the other Loan Documents, and all costs, expenses, fees, charges, expenses and attorneys', paralegals' and professionals' fees incurred in connection with any of the foregoing, or in any way connected with, involving or related to the preservation, enforcement, protection and defense of this Agreement, the Note, the other Loan Documents, any related agreement, document or instrument, any Lien, the Collateral and the rights and remedies hereunder or thereunder.

     (hh) "PERSON" shall mean any individual, corporation, partnership, joint venture, trust, limited liability company, unincorporated organization or any other juridical entity, or a government or state or any agency or political subdivision thereof.

     (ii) "PLAN" shall mean any plan of a type described in Section 4021(a) of ERISA in respect of which the Borrowers are an "employer" as defined in Section 3(5) of ERISA.

SECTION HEADINGS                                                            PAGE

     (jj) "POST DEFAULT RATE" shall mean at any time a rate of interest equal to 3.0% per annum in excess of the rate that would then be applicable to Prime Rate Loans whether or not any such Prime Rate Loans are then outstanding.

     (kk) "PRIME RATE" shall mean the rate of interest established from time to time by the Lender as its "Prime Rate". Each change in the interest rate shall take effect simultaneously with the corresponding change in the Prime Rate.

     (ll) "REPORTABLE EVENT" shall mean any of the events set forth in Section 4043(b) of ERISA or the regulations thereunder.

     (mm) "SUBSIDIARY OR SUBSIDIARIES" of any Person shall mean any corporation or corporations of which the Person or one or more of its Subsidiaries, owns, directly or indirectly, at least a majority of the securities having ordinary voting power for the election of directors.

     (nn) "SUBORDINATED DEBT" shall mean Debt which is subordinated to the Obligations.

     (oo) "TANGIBLE NET WORTH" shall mean the sum of the Borrowers' Total Assets minus the sum of (i) its Intangible Assets plus (ii) its Total Liabilities.

     (pp) "TANGIBLE CAPITAL FUNDS" shall mean the Borrowers' Tangible Net Worth plus Subordinated Debt plus the one time tax affect for lost credits in an amount not to exceed $100,000.

     (qq) "TOTAL ASSETS" shall mean total assets determined in accordance with GAAP.

     (rr) "TOTAL CURRENT ASSETS" shall mean total current assets determined in accordance with GAAP.

     (ss) "TOTAL CURRENT LIABILITIES" shall mean total current liabilities determined in accordance with GAAP.

     (tt) "TOTAL LIABILITIES" shall mean total Indebtedness determined in accordance with GAAP.

     1.02 ACCOUNTING TERMS. Except as otherwise specifically set forth in this Agreement, each accounting term used in this Agreement shall have the meaning given to it under GAAP. Any dispute or disagreement between the Borrowers and the Lender relating to the determination of GAAP shall, in the absence of manifest error, be conclusively resolved for all purposes hereof by the written opinion with respect thereto, delivered to the Lender, of independent accountants selected by the Borrowers and approved by the Lender for the purposes of auditing the periodic financial statements of the Borrowers.

SECTION HEADINGS                                                            PAGE

     II. LOAN FACILITY.

     2.01 LOAN(S). Subject to the terms and conditions, and relying upon the representations and warranties set forth in this Agreement, the Lender agrees to make revolving loans (individually a "LOAN" and, collectively, the "LOANS") to the Borrowers at any time until terminated as provided in Section 3.02 below, which shall not exceed the Loan Commitment for the periods set forth in Section
1.01 (z). In addition to this Agreement, the Loans shall be evidenced by the Commercial Revolving Promissory Note of this date, a copy of which is attached hereto as EXHIBIT "A" (the "NOTE"). The Loans shall be subject to the following:

          (a) ABILITY TO BORROW AND REBORROW. So long as the Borrowers is in compliance with all the terms and conditions of this Agreement and is not in Default hereunder or under any of the Loan Documents, no condition exists which would constitute a Default but for the giving of notice or passage of time or both, and so long as the Lender has not demanded payment or accelerated payment of any of the then outstanding Loans due to an Event of Default, the Borrowers may borrow, repay, and reborrow Loan funds. Loan advances must be requested no later than 10 o'clock a.m. eastern standard time.

          (b) LOAN ACCOUNT. Insofar as the Borrowers may request and the Lender shall make Loan advances hereunder, the Lender shall enter such advances as debits on the Loan Account. The Lender shall also record in the Loan Account, in accordance with customary accounting procedures, (i) all other charges, expenses and other liens properly chargeable to the Borrowers, (ii) all payments made by the Borrowers on account of indebtedness evidenced by the Loan Account, (iii) all proceeds of Collateral which are finally paid to the Lender in its own office in cash or solvent credits, and (iv) other appropriate debits and credits. The Loan Account shall reflect the amount of the Borrowers' indebtedness to the Lender from time to time by reason of the Revolving Loan and other appropriate charges hereunder, including debits for any interest and principal not paid to the Lender when due and owing pursuant to the terms of the Note. On a monthly basis, the Lender shall render a statement for the Loan Account, which statement shall be considered correct and accepted by and conclusively binding upon the Borrowers unless the Borrowers notifies the Lender to the contrary within thirty (30) days of the receipt of the statement by the Borrowers.

          (c) COMPLIANCE CERTIFICATES. Commencing on or before October 20, 1997 and continuing on the twentieth day of each successive month thereafter so long as the indebtedness of the Note is outstanding, the Borrowers shall deliver to the Lender a Certificate of Compliance, for any and all loans from the Lender to the Borrowers, in the form attached hereto as EXHIBIT "B", which certificate shall be executed by the Borrowers' chief financial officer and shall state, among other things, that: (i) the Borrowers have complied, and is then in compliance, with all the terms, covenants and conditions of this Agreement and the other Loan Documents which are binding upon it; (ii) there exists no Event of Default and no event which, but for the giving of notice or passage of time or both, would constitute such an Event of Default; and (iii) the representations and warranties contained herein and in the other Loan Documents are true and correct with the same effect as though such representations and warranties had been made at the time of each Revolving Loan.

SECTION HEADINGS                                                            PAGE

          (d) REPRESENTATIONS AND WARRANTIES CONFIRMED. All of the representations and warranties contained herein shall have continued to be true and materially accurate, through and including the date of each Loan advance as though made on and as of such date except for differences where there has been no material adverse change through and including the date of each Loan advance.

          (e) COMPLIANCE. The Borrowers shall have complied with all of the terms and conditions contained in this Agreement and the other Loan Documents required to be performed by it on or prior to the date of each Loan advance.

          (f) CORPORATE AUTHORITY CONTINUED. The corporate resolutions referred to in Article IV hereof shall be in full force and effect and have not been amended in any respect as of the date of each Loan advance.

          (g) NO ADVERSE CHANGE. There shall have been no material adverse change in the financial position or business of the Borrowers between the date hereof and the date of each Loan Advance.

          (h) PURPOSES. The Borrowers acknowledge and agree that the proceeds of the Loans shall be used solely for general working capital purposes.

     2.02 INDEMNITY. The Borrowers will indemnify the Lender against any reasonable costs or expenses, arising out of development of deposits, which the Lender may sustain or incur as a consequence of any default in payment or default in prepayment of the principal amount of any Loan or any part thereof or interest accrued thereon, as and when due and payable (at the due date thereof, by and after notice of prepayment or otherwise), or the occurrence of any Event of Default. The Lender shall provide to the Borrowers a statement, signed by an officer of the Lender and supported where applicable by documentary evidence, explaining the amount of any such cost or expense.

     III. INTEREST, TERMS AND FEES.

     3.01 INTEREST RATE.

          (a) The Note shall bear, and the Borrowers promise to pay, interest on the indebtedness on the terms and conditions set forth in the Note.

          (b) LAWFUL INTEREST. It is the intent of the parties that the rate of interest and all other charges to the Borrowers be lawful. If for any reason the payment of a portion of interest, fees or charges as required by this Agreement would exceed the limit established by applicable law which a commercial lender such as the Lender may charge to a commercial borrower such as the Borrowers, then the obligation to pay interest or charges shall automatically be reduced to such limit and, if any amounts in excess of such limits shall be paid, then such amounts shall be applied to the unpaid principal amount of the Obligations of the Borrowers

SECTION HEADINGS                                                            PAGE

to Lender or refunded so that under no circumstances shall the interest or charges required hereunder exceed the maximum rate allowed by law.

     3.02 TERM AND TERMINATION.

          (a) Unless sooner terminated as a result of the occurrence of an Event of Default, the Loan Commitment shall terminate and be due and payable in full on the Maturity Date. Upon termination of the Loan Commitment, the Borrowers shall have no ability to receive, and the Lender shall have no obligation to make any further advances under the Loan Commitment. All of the rights, interest and remedies of the Lender and Obligations of the Borrowers under this Agreement and the other Loan Documents shall survive termination of the Loan Commitment until all of the Obligations of the Borrowers are fully satisfied.

          (b) Provided on or before December 31, 1997 the Borrowers (i) provide to the Lender written notice (A) that either Borrowers have entered into a final and definitive agreement with a third party, in form and content acceptable to the Lender, to sell assets of either of the Borrowers in an amount sufficient to pay off the outstanding indebtedness of the Commercial Term Promissory Notes dated April 27, 1995 and May 31, 1996 from the Borrowers to the Lender; or (B) that either Borrowers have received a capital contribution of not less than $1,000,000, in form and manner acceptable to the Lender; (ii) that the Borrowers are in compliance with the terms and conditions of the Loan Documents or no Event of Default has occurred; and (iii) that the Standby Letter of Credit can not be terminated by its terms on or before March 26, 1998, the Borrowers may execute and deliver to the Lender a promissory note with the same provisions, terms and conditions as the Note but for a maturity date of March 26, 1998 (the "REPLACEMENT NOTE").

     3.03 REPAYMENTS. Any payments made by the Borrowers to the Lender shall be credited first to late charges, costs and expenses, then to accrued and unpaid interest and then to the outstanding principal balance due in the inverse order of maturity.

     3.04 OPTIONAL PREPAYMENTS. The Borrowers may prepay any Loans without any penalty or premium.

     3.06 FEES.

          (a) COMMITMENT FEE. As additional consideration for the Loan Commitment, the Borrowers shall pay in arrears to the Lender each month a non-refundable commitment fee in the amount equal to one quarter of one percent (0.25%) of the unused portion of the Loan Commitment commencing on November 1, 1997 and continuing on each first day of each succeeding month thereafter continuing throughout the Loan Commitment Period.

          (b) FACILITY FEE. As additional consideration for the extension of the Loans, commencing October 31, 1997, the Borrowers shall pay to the Lender a non-refundable facility fee of $5,000.00 per month for all revolving loans from the lender to the Borrowers while such revolving loan(s) outstanding which fee shall be deemed fully earned on the date hereof.

SECTION HEADINGS                                                            PAGE


Notwithstanding the foregoing so long as a Event of Default has not occurred hereunder, the Borrowers may defer payment of the facility fee until the Maturity Date or, if applicable, until the maturity date set forth in the Replacement Note.

     IV. CONDITIONS OF LENDING.

     Without limiting the Lender's discretion not to make Revolving Loan, the Borrowers agree that the Loans are subject to fulfillment by the Borrowers of the following conditions precedent, all in form, scope and substance satisfactory to the Lender and its counsel in their sole discretion:

          (a) EVIDENCE OF CORPORATE ACTION. The Lender shall have received certified copies of all corporate action taken by the Borrowers to authorize the execution, delivery and performance of this Agreement, the Note, the other Loan Documents, and the borrowings to be made hereunder, together with copies of the Borrowers' Certificate of Incorporation and Bylaws, all amendments thereto, and such other papers and documents as the Lender or its counsel may require.

          (b) NOTE. The Lender shall have received the duly executed Note drawn to its order.

          (c) UCC-1 FINANCING STATEMENTS AND FIXTURE FILINGS. The Lender shall have received from the Borrowers duly executed UCC-1 Financing Statements and such other documents as the Lender deems necessary or proper to perfect its security interest in the Collateral.

          (d) INSURANCE. The Lender shall have received evidence of casualty, liability and business interruption insurance in such amounts and with such companies satisfactory to the Lender, and the Lender shall be named as a loss payee on all such insurance.

          (e) ASSIGNMENT OF LIFE INSURANCE. The Borrowers shall provide or cause to be provided assignment(s) of life insurance policy, in form and content acceptable to the Lender, of Andrew Garvin.

          (f) STANDBY LETTER OF CREDIT. The Borrowers shall provide to the Lender a Standby Letter of Credit, in form and content acceptable to the Lender, in an amount of $1,000,000.00 naming the Lender as beneficiary issued by a financial institution acceptable to the Lender in its sole discretion.

          (g) OPINION OF COUNSEL. The Borrowers shall provide the Lender with an opinion from counsel in form and content satisfactory to the Lender opining to, among other things, the valid, binding and enforceable nature of the Loan Documents and the authority of the Borrowers to enter into the Loan Documents.

          (h) OTHER. The Lender shall have received such other documents as the Lender deems necessary.

     V. REPRESENTATIONS AND WARRANTIES.

SECTION HEADINGS                                                            PAGE


     The Borrowers represent and warrant to the Lender that:

          (a) GOOD STANDING AND QUALIFICATION. The FIND/SVP, Inc. is a corporation duly organized, validly existing and in good standing under the laws of the state of New York and FIND/SVP Published Products, Inc is a corporation duly organized, validly existing and in good standing under the laws of the state of Delaware. The Borrowers have all requisite corporate power and authority to own and operate its properties and to carry on its business as presently conducted and is qualified to do business and is in good standing as a foreign corporation in each jurisdiction wherein the character of the properties owned or leased by it therein or in which the transaction of its business therein makes such qualification necessary.

          (b) CORPORATE AUTHORITY. The Borrowers have full corporate power and authority to enter into and perform the obligations under this Agreement, to make the borrowings contemplated herein, to execute and deliver the Note, and the other Loan Documents and to incur the obligations provided for herein and therein, all of which have been duly authorized by all necessary and proper corporate action. No other consent or approval or the taking of any other action in respect of shareholders or of any public authority is required as a condition to the validity or enforceability of this Agreement, the Note or any of the other Loan Documents. The execution and delivery of this Agreement is for valid corporate purposes and will not violate the Borrowers' certificate of incorporation or bylaws.

          (c) BINDING AGREEMENTS. This Agreement constitutes, and the Note and the other Loan Documents delivered in connection herewith shall constitute, valid and legally binding obligations of the Borrowers, enforceable in accordance with their respective terms, except as enforcement may be limited by bankruptcy, insolvency or similar laws affecting the enforcement of creditors' rights generally.

          (d) LITIGATION. Except as set forth in SCHEDULE "5(D)", there are no actions, suits, proceedings or investigations pending or, to the knowledge of the officers of the Borrowers, threatened against the Borrowers before any court or administrative agency, which either in any case or in the aggregate, if adversely determined, would materially and adversely affect the financial condition, assets or operations of the Borrowers, or which question the validity of this Agreement, the Note, or any of the other Loan Documents, or any action to be taken in connection with the transaction contemplated hereby.

          (e) NO CONFLICTING LAW OR AGREEMENTS. To the best of the Borrowers' knowledge, the execution, delivery and performance by the Borrowers of this Agreement, the Note and the other Loan Documents (i) do not violate any provision of the Certificate of Incorporation or Bylaws of the Borrowers, (ii) do not violate any order, decree or judgment, or any provision of any statute, rule or regulation, (iii) do not violate or conflict with, result in a breach of or constitute (with notice or lapse of time, or both) a default under any shareholder agreement, stock preference agreement, mortgage, indenture or contract to which the Borrowers is a party, or by which any of its properties are bound, and (iv) do not result in the creation or imposition of any lien, charge or encumbrance of any nature whatsoever upon any property or assets

SECTION HEADINGS                                                            PAGE

of the Borrowers except as contemplated herein.

          (f) TAXES. With respect to all taxable periods of the Borrowers the Borrowers have filed all tax returns required to be filed by it and has paid all federal, state, municipal, franchise and other taxes shown on such filed returns has reserved against the same, as required by GAAP, and the Borrowers know of no unpaid assessments against them.

          (g) FINANCIAL STATEMENTS. The Borrowers have delivered to the Lender the certified balance sheet of the Borrowers as of December 31, 1996, and the certified related statements of income, retained earnings and cash flows for the fiscal year then ended. Such statements fairly present the consolidated financial condition of the Borrowers as of the dates and for the periods referred to therein and have been prepared in accordance with GAAP applied on a consistent basis by the Borrowers throughout the periods involved. There are no liabilities, direct or indirect, fixed or contingent, of the Borrowers as of the date of the balance sheet which are not reflected therein or in the notes thereto, other than liabilities or obligations not material in amount which are not required to be reflected in corporate balance sheets prepared in accordance with GAAP. There has been no material adverse change in the financial condition, business, operations, affairs or prospects of the Borrowers since the date of such financial statements except as set forth on the attached SCHEDULE "5(g)".

          (h) EXISTENCE OF ASSETS AND TITLE THERETO. The Borrowers have good and marketable title to its properties and assets, including, as of December 31, 1996, the properties and assets reflected in the financial statements referred to above. These properties and assets are not subject to any mortgage, pledge, lien, lease, security interest, encumbrance, restriction or charge except those permitted under the terms of this Agreement or as set forth in SCHEDULE "5(H)", and none of the foregoing prohibit or interfere with ownership of the Borrowers' assets or the operation of its business presently conducted thereon.

          (i) REGULATIONS G, T, U AND X.The proceeds of the borrowings hereunder will not be used, directly or indirectly, for the purposes of purchasing or carrying any margin stock in contravention of Regulations G, T, U or X promulgated by the Board of Governors of the Federal Reserve System.

          (j) COMPLIANCE. The Borrowers are not in default with respect to or in violation of any order, writ, injunction or decree of any court or of any federal, state, municipal or other governmental department, commission, board, bureau, agency, authority or official, or in violation of any law, statute, rule or regulation to which it or its properties is or are subject, where such default or violation would materially and adversely affect the financial condition of the Borrowers. Each of the Borrowers represents that it has not received notice of any such default from any party. Each of the Borrowers is not in default in the payment or performance of any of its obligations to any third parties or in the performance of any mortgage, indenture, lease, contract or other agreement to which it is a party or by which any of its assets or properties are bound in an amount in excess of $5,000.00.

          (k) LEASES. Each of the Borrowers enjoys quiet and undisturbed possession under all leases under which it is operating, and all such leases are valid and subsisting and each

SECTION HEADINGS                                                            PAGE

of the Borrowers is not in default under any of its leases. The leases to which the each of the Borrowers is currently a party are set forth on the attached SCHEDULE "5(k)".

          (l) PENSION PLANS. To the best of the Borrowers' knowledge, no fact, including but not limited to any "REPORTABLE EVENT", as that term is defined in
Section 4043 of ERISA, as the same may be amended from time to time exists in connection with any Plan of the Borrowers which might constitute grounds for termination of any such Plan by the Pension Benefit Guaranty Corporation or for the appointment by the appropriate United States District Court of a Trustee to administer any such Plan. No "PROHIBITED TRANSACTION" as defined by ERISA exists or will exist upon the execution and delivery of this Agreement or the performance by the parties hereto of their respective duties and obligations hereunder. The Borrowers agree to do all acts including, but not limited to, making all contributions necessary to maintain compliance with ERISA and agrees not to terminate any such Plan in a manner or do or fail to do any act which could result in the imposition of a lien on any property of the Borrowers pursuant to Section 4068 of ERISA. The Borrowers have not incurred any withdrawal liability under the Multiemployer Pension Plan Amendment Act of 1980. The Borrowers have no unfunded liability in contravention of ERISA.

          (m) OFFICE. The chief executive office and principal place of business of the Borrowers, and the office where its records concerning Collateral are kept are as set forth in the first paragraph of this Agreement.

          (n) PLACES OF BUSINESS. The Borrowers have no other places of business and locates no Collateral, specifically including books and records, at any location other than those set forth in the attached SCHEDULE "5(N)".

          (o) CONTINGENT LIABILITIES. The Borrowers are not a party to any suretyship, guarantyship, or other similar type agreement; and it has not offered its endorsement to any individual, concern, corporation or other entity or acted or failed to act in any manner which would in any way create a contingent liability that does not appear in the financial statements referred to above.

          (p) CONTRACTS. No contract, governmental or otherwise, to which the Borrowers are a party, is subject to renegotiation, nor is the Borrowers in default of any material contract.

          (q) UNION CONTRACTS AND PENSION PLANS. The Borrowers are not a party to any collective bargaining, union or pension plan agreement, except as set forth on the attached SCHEDULE "5(q)". The pension plans set forth on SCHEDULE "5(q)" are in full force and effect and are not currently subject to the renegotiation. The Borrowers are in full compliance with the terms and conditions of all such pension plans and knows of no threatened work stoppage by any employees.

          (r) LICENSES. To the best of the Borrowers' knowledge, the Borrowers have all licenses, permits, approvals and other authorizations required by any government,

SECTION HEADINGS                                                            PAGE


agency or subdivision thereof, or from any licensing entity necessary for the conduct of its business, all of which the Borrowers represent to be current, valid and in full force and effect.

          (s) COLLATERAL. The Borrowers are and shall continue to be the sole owner of the Collateral free and clear of all liens, encumbrances, security interests and claims except the liens and the security interests granted to the Lender. The Borrowers are fully authorized to sell, transfer, pledge or grant to the Lender a security interest in each and every item of the Collateral; all documents and agreements related to the Collateral shall be true and correct and in all respects what they purport to be; all signatures and endorsements that appear thereon shall be genuine and all signatories and endorsers shall have full capacity to contract; none of the transactions underlying or giving rise to the Collateral shall violate any applicable state or federal laws or regulations; all documents relating to the Collateral shall be legally sufficient under such laws or regulations and shall be legally enforceable in accordance with their terms; and the Borrowers agree to defend the Collateral against the claims of all persons other than the Lender.

          (t) FINANCIAL INFORMATION. All financial information including, but not limited to, information relating to the Accounts submitted by the Borrowers to the Lender, whether previously or in the future, is and will be true and correct in all material respects, and is and will be complete insofar as may be necessary to give the Lender a true and accurate knowledge of the subject matter.

          (u) ENVIRONMENTAL HEALTH AND SAFETY LAWS. The Borrowers have not received any notice, order, petition, or similar document in connection with or arising out of any violation or possible violation of any environmental health or safety law, regulation or order, and the Borrowers know of no basis for any such violation or threat thereof for which it may become liable.

          (v) PARENT, AFFILIATE OR SUBSIDIARY CORPORATIONS. The Borrowers have no parent corporation and, except as set forth on the attached SCHEDULE "5(W)", has no domestic or foreign Affiliate or Subsidiary corporations.

     VI. COVENANTS.

     6.01 FINANCIAL REPORTING. The Borrowers covenant and agree that from the date hereof until payment in full of all Obligations and the termination of this Agreement, the Borrowers shall furnish to the Lender the following, all to be prepared on a consolidating basis and in conformity with GAAP, applied on a basis con Borrowers consistent with the preceding period:

          (a) within one hundred twenty (120) days after the end of each fiscal year of the Borrowers, the Form 10-K of the Borrowers showing the operations and financial condition of the Borrowers at the close of such year together with audited certified consolidated financial statements of the Borrowers prepared by independent certified public accountants of recognized standing selected by the Borrowers and reasonably acceptable to the Lender (the form of such statements to be reasonably satisfactory to the Lender), showing the operations and financial

SECTION HEADINGS                                                            PAGE

conditions of the Borrowers at the close of such fiscal year (for purposes hereof, any of the so called "big six accounting firms" or any successor such accounting firms shall be deemed acceptable to the Lender);

          (b) within  sixty  (60) days after the end of each of the first  three
(3) quarters of each year, of the Borrowers, the Form 10-Q of the Borrowers, showing the operations and financial condition of the Borrowers at the close of such fiscal quarters together with unaudited consolidated financial statements prepared by the Borrowers (the form of such statements to be reasonably satisfactory to the Lender), showing the operations and financial conditions of the Borrowers at the close of such fiscal quarters;

          (c) within twenty (20) days after the end of each month, internally prepared financial statements of the Borrowers in form and content reasonably satisfactory to the Lender, including a balance sheet as of such month, a profit and loss statement and a statement of cash flows for the month then ended, all prepared in accordance with GAAP, applied on a basis consistent with that of the preceding period;

          (d) within ten (10) days after the end of each month each of the following which shall include FIND/SVP Published Products, Inc. and FIND/SVP Internet Services, Inc.: (i) accounts receivable and accounts payable aging for the preceding month, (ii) a statement, in form and content acceptable to the Lender, comparing the cash disbursement and receipts for the last two (2) preceding months, (iii) a monthly statement, in form and content acceptable to the Lender, of Capital Assets not previously reported on any financial statements along with any applicable schedules or attachments and (iv) a Certificate of Compliance is the form of the attached EXHIBIT "B" ;

          (e) within ten (10) days upon the Lender's written request from time to time, such other information about the financial condition and operations of the Borrowers as the Lender may reasonably request.

     6.02 AFFIRMATIVE COVENANTS. The Borrowers covenant and agree from the date hereof until payment in full of all Obligations and termination of this Agreement, the Borrowers shall:

          (a) INSURANCE AND ENDORSEMENT.Keep its properties and business insured against fire and other hazards (so-called "All Risk" coverage) in amounts and with companies reasonably satisfactory to the Lender covering such risks as are herein set forth; maintain public liability coverage, against claims for personal injuries or death; and maintain all worker's compensation, employment or similar insurance as may be required by applicable law. All insurance shall be in amounts reasonably satisfactory to the Lender and shall contain such terms, be in such form, be for such periods, and be written by carriers duly licensed by the state of New York and reasonably satisfactory to the Lender. Without limiting the generality of the foregoing, such insurance must provide that it may not be canceled without thirty (30) days prior written notice to the Lender. With respect to the Collateral, and on the Borrowers' All Risk coverage, the Borrowers shall cause the Lender to be endorsed as a loss payee. In the event of failure to

SECTION HEADINGS                                                            PAGE

provide and maintain insurance as provided herein, the Lender may, at its option, provide such insurance and charge the amount thereof to the Loans. The Borrowers shall furnish to the Lender certificates or other satisfactory evidence of compliance with the foregoing insurance provisions. The Borrowers irrevocably appoint the Lender as its attorney-in-fact, coupled with an interest, to make proofs of loss and claims for insurance, and to receive payments of the insurance and execute all documents, checks and drafts in connection with payments of the insurance.

          (b) TAXES AND OTHER LIENS. Comply with all statutes and government regulations and pay all taxes, assessments, governmental charges or levies, or claims for labor, supplies, rent and other obligations made against it or its property which, if unpaid, might become a lien or charge against the Borrowers or their properties, except liabilities being contested in good faith and against which, if requested by the Lender, the Borrowers shall set up reserves in amounts and in form reasonably satisfactory to the Lender.

          (c) PLACE OF BUSINESS. Maintain its chief places of business and chief executive offices at the address set forth in the beginning of this Agreement, unless, the Borrowers shall have given the Lender thirty (30) days prior written notice of any change in such places of business.

          (d) INSPECTIONS. Upon three (3) days prior notice, allow the Lender by or through any of its officers, attorneys, accountants or other agents designated by the Lender, for the purpose of ascertaining whether or not each and every provision hereof and of the other Loan Documents, is being performed, to enter the offices and plants of the Borrowers to examine or inspect any of the properties, books and records or extracts therefrom, to make copies of such books and records or extracts therefrom, and to discuss the affairs, finances and accounts thereof with the Borrowers all at such times and as often as the Lender or any representatives of the Lender may reasonably request.

          (e) LITIGATION. Advise the Lender of the commencement or threat of litigation, including arbitration proceedings and any proceedings before any governmental agency, which is instituted against the Borrowers and is reasonably likely to have a material adverse effect upon the condition, financial, operating or otherwise, of the Borrowers or where the amount involved or claimed is Two Hundred Fifty Thousand and 00/100 Dollars ($250,000.00), or more.

          (f) MAINTAIN EXISTENCE. Maintain its corporate existence and comply with all applicable statutes, rules and regulations.

          (g) MAINTAIN ASSETS. Maintain its properties in good repair, working order and operating condition. The Borrowers shall immediately notify the Lender of any event causing material loss in the value of its assets.

          (h) ERISA. Immediately notify the Lender of any event which causes it to become subject to ERISA and, upon becoming subject thereto, they shall comply in all

SECTION HEADINGS                                                            PAGE

material respects with ERISA.

          (i) NOTICE OF CERTAIN EVENTS. Give prompt written notice to the Lender of:

          (i) any dispute that arises between the Borrowers and any governmental regulatory body or law enforcement agency;

          (ii) any labor controversy resulting or likely to result in a strike or work stoppage against the Borrowers;

          (iii) any proposal by any public authority to acquire the assets or business of the Borrowers;

          (iv) the location of any Collateral other than at the Borrowers' places of business disclosed in this Agreement other than Collateral in transit in the ordinary course of the Borrowers' business;

          (v) any proposed or actual change of the name, identity or corporate structure of the Borrowers;

          (vi) any other matter which has resulted or is likely to result in a material adverse change in the financial condition or operations of the Borrowers; and

          (vii) any information received by the Borrowers with respect to Accounts that may materially affect the value thereof or the rights and remedies of the Lender with respect thereto.

          (j) DEFAULTS. Give prompt written notice to the Lender upon the occurrence of any Default or of any event which, but for giving of notice or passage of time or both, would constitute an Event of Default, signed by the president or chief financial officer of the Borrowers describing such occurrence and the steps, if any, being taken to cure the Default.

          (k) ACCOUNT DUTIES. Comply with any and all federal, state and local laws affecting its business, including, but not limited to, payment of all federal and state taxes. The Borrowers agree to indemnify and hold the Lender harmless from all claims, actions and losses, including reasonable attorneys' fees and costs actually incurred by the Lender arising from any contention, that there has been a failure to comply with such laws.

          (l) COLLATERAL DUTIES. Do whatever the Lender may reasonably request from time to time by way of obtaining, executing, delivering and filing financing statements, assignments, landlord's or mortgagee's waivers, and other notices and amendments and renewals thereof, and the Borrowers will take reasonable steps in order to create and maintain a valid and enforceable first lien upon, pledge of, and first priority security interest in, any and all of the Collateral. If the Borrowers fail to timely provide financing statements, the Lender is authorized to file financing statements without the signature of the Borrowers and to execute and file such

SECTION HEADINGS                                                            PAGE

financing statements on behalf of the Borrowers as specified by the Uniform Commercial Code to perfect or maintain its security interest in all of the Collateral. All charges, expenses and fees which the Lender incurs in filing any of the foregoing, together with costs and expenses of any lien search required by the Lender, and any taxes relating thereto, shall be charged to the balance of the Revolving Loans and added to the Obligations.

          (m) AUDIT BY LENDER; FEES. Permit the Lender to audit the books and records of the Borrowers at such times and in such manner and detail as the Lender deems, in the Lender's reasonable discretion, are necessary. The Borrowers shall promptly pay the Lender annual audit fees in the amount of $2,500 commencing on April 27, 1998 and continuing on each April 27 hereafter. The Lender may charge such audit fees to the Borrowers' Loan Account.

          (n) OFFICERS AND DIRECTORS. Promptly notify the Lender in writing upon any changes or additions to the Borrowers' officers or directors or the occurrence of a Change of Control.

          (o) MANAGEMENT ADVISOR, SUMMARY REPORT AND BUSINESS PLAN. (i) On or before November 1, 1997, select, in its sole and absolute discretion, a management advisor, from the list of approved advisors provided to the Borrowers by the Lender, to prepare a summary report of the condition, financial and otherwise, of the Borrowers and review the operations of the Borrowers and assist in the preparation and implementation of the Borrowers' business plan as more particularly set forth below and assist in securing additional financing, if necessary. Such management advisor shall report directly to the Boards of Directors of the Borrowers.

          (ii) Upon receipt and review of the summary report as set forth below and the Borrowers' business plan, the Lender will have the option, in its sole and absolute discretion, to require the management advisor to assist the Borrowers during the implementation of the Borrowers' business plan and to
continue  until  such  time  as  such  services  are  no  longer   necessary  or
appropriate.

          (iii) On or before December 4, 1997, submit true and complete copies of the management advisor's summary report and the Borrowers' business plan and annual budget for the period ending December 31, 1998 including a balance sheet, income statement, sources and uses of cash statement and all schedules and attachments thereto along with a certified copy of the resolutions of the Borrowers' board of directors approving such business plan and annual budget.

     6.03 NEGATIVE COVENANTS. The Borrowers covenant and agree that from the date hereof until payment in full of all Obligations and termination of this Agreement, the Borrowers shall not without the prior written consent of the
Lender:

          (a) ENCUMBRANCES. Except as set forth on the attached SCHEDULE "5(H)", incur or permit to exist any lien, mortgage, charge or other encumbrance against any of its properties or assets, whether now owned or hereafter acquired, except: (i) liens required or expressly permitted by this Agreement; (ii) pledges or deposits in connection with or to secure

SECTION HEADINGS                                                            PAGE

worker's compensation, unemployment or liability insurance; (iii) tax liens which are being contested in good faith and for which sufficient reserves have been maintained in compliance with this Agreement and (iv) purchase money security interests and encumbrances incurred in the ordinary course of business of the Borrowers;

          (b) LIMITATION ON INDEBTEDNESS. Except for the Borrowers' $59,000 Limited Guaranty of a $100,000 loan made by the Lender to Peter Fiorillo, create, incur or guaranty any indebtedness or obligation for trade debt, borrowed money from, or issue or sell any obligations of the Borrowers to any lender or Person other than the Lender.

          (c) CONTINGENT LIABILITIES. Assume, guaranty, endorse or otherwise become liable upon the obligations of any person, firm or corporation, or enter into any purchase or option agreement or other arrangement having substantially the same effect as such a guarantee, except by the endorsement of negotiable instruments for deposit or collection or similar transactions in the ordinary course of business.

          (d) CONSOLIDATION OR MERGER. Merge into or consolidate with or into any corporation.

          (e) LOANS, ADVANCES, INVESTMENTS. Use the proceeds of the Loans, either directly or indirectly, to make or permit to exist any loans or advances to, or purchase any stock, other than securities or evidences or indebtedness of, or make or permit to exist any investment, including without limitation the acquisition of stock of a corporation, or acquire any interest whatsoever in, any other person or entity.

          (f) SALE AND LEASE OF ASSETS. Sell, lease or otherwise dispose of any of its assets, except in the ordinary course of business, without the Lender's written consent which shall not be unreasonably withheld and shall be requested by the Borrowers at least fifteen days prior any closing, except for replacement of equipment having a substantially equal or greater value than the equipment replaced or sold in the ordinary course of business. The Borrowers acknowledge and agree that it shall not be unreasonable for the Lender to withhold consent in the event the net proceeds from the sale of its assets are not in an amount sufficient to pay off the outstanding indebtedness of the Commercial Term Promissory Notes dated April 27, 1997 and May 31, 1997 from the Borrowers, among others, to the Lender

          (g) NAME CHANGES. Change its corporate name or conduct its business under any trade name other than as set forth in this Agreement.

          (h) CHANGE OF CONTROL. Suffer any Change in Control of the Borrowers.

          (i) PROHIBITED TRANSFERS. Transfer, in any manner, either directly or indirectly, any cash, property, or other assets to any parent or any Affiliate or Subsidiary, other than sales made in the ordinary course of business and for fair consideration on terms no less favorable than if such sale had been an arms-length transaction between the Borrowers and an unaffiliated entity.

SECTION HEADINGS                                                            PAGE

          (j) USE OF PROCEEDS. Except for FIND/SVP Internet Services, Inc. apply any of the proceeds from the Loans to any Affiliate or Subsidiary if such Affiliate or Subsidiary is not a party to this loan transaction.

          (k)  NO   MANAGEMENT/OWNERSHIP   CHANGE.  Suffer  any  change  in  the
management or ownership of the Borrowers which the Lender deems, in its reasonable discretion, to be a material adverse change.

          (l) LEASEBACKS. Lease any real estate or other capital asset from any lessor who shall have acquired such property from the Borrowers.

          (m) BUSINESS OPERATIONS. Engage in any business other than the business in which it is currently engaged or a business reasonably related thereto.

          (n) ASSIGNMENT OF CLAIMS ACT. Take any action or fail to take any action, either directly or indirectly, or cooperate in any way, so as to allow any party, other than the Lender, to comply with the Federal Assignment of Claims Act.

          (o) ADDITIONAL INVESTMENTS. The Borrowers covenant and agree to not receive any additional investments, including, but not limited to the proceeds under the Standby Letter of Credit, unless such investment is in the form of Subordinated Debt, in form and manner acceptable to the Lender, or is an equity investment in the Borrower(s).

     6.04 FINANCIAL COVENANTS. The Borrowers agree and covenant that from the date hereof until payment in full and performance of all Obligations, it shall not:

          (a) TANGIBLE CAPITAL FUNDS. Permit at any time its Tangible Capital Funds to be less than the following which will be tested monthly:

               DATES                         TANGIBLE CAPITAL FUNDS

           September 30, 1997                   $4,425,000

           October 31, 1997                     $4,305,000

           November 30, 1997                    $4,200,000

         Subject to the conditions precedent set forth in Section 3.02(b) above, the Borrowers shall not permit at any time its Tangible Capital Funds to be less than the following which will be tested monthly:

           December 31, 1997                    $4,095,000

           January 31, 1998                     $3,990,000

SECTION HEADINGS                                                            PAGE

           February 28, 1998                    $3,970,000

          (b) CURRENT RATIO. Permit at any time its ratio of Total Current Assets to Total Current Liabilities to be less than 1.25 to 1.0 which will be tested monthly.

          (c) NET INCOME. Permit any of the following to occur which will be tested monthly:

           (i) Net Loss for the month ended September 30, 1997 to exceed $225,000.00;

          (ii) Net Loss for the month ending October 31, 1997 to exceed $200,000.00;

         (iii) Net Loss for the month ending November 30, 1997 to exceed $175,000.00;

         Subject to the conditions precedent set forth in Section 3.02(b) above, the Borrowers shall not permit at any time its Tangible Capital Funds to be less than the following which will be tested monthly:

           (i) Net Loss for the month ending December 31, 1997 to exceed $175,000.00;

          (ii) Net Loss for the month ending January 31, 1998 to exceed $175,000.00; or

         (iii) Net Loss for the month ending February 28, 1998 to exceed $50,000.00.

          (d) CAPITAL EXPENDITURES. Permit Capital Expenditures to exceed $75,000.00 a month on a cumulative basis to be tested monthly.

     VII. GRANT OF COLLATERAL.

          To secure the prompt payment and performance of the Obligations, the Borrowers pledge, assign, transfer and grant to the Lender a continuing, first priority lien and security interest in the following property of the Borrowers (the "COLLATERAL"):

          (a) All accounts (the "ACCOUNTS"), as that term is defined in Section 9-106 of the Uniform Commercial Code as in effect from time-to-time in the State of Connecticut (the "UCC"), including, without limitation, all accounts receivable, book debts and other forms of obligations, other than forms of obligations evidenced by Chattel Paper or Instruments, as those terms are defined below, now owned or hereafter received or acquired by or belonging or owing to the Borrowers, including, without limitation, under any trade name, style or division thereof, whether arising out of goods sold or services rendered by the Borrowers or from any other transaction, whether or not the same involves the sale of goods or services by the Borrowers, including, without limitation, any such obligation which may be characterized as an account or

SECTION HEADINGS                                                            PAGE

contract right under the UCC, and all of the Borrowers' rights in to and under all purchase orders or receipts now owned or hereafter acquired by it for goods or services, and all of the Borrowers' rights to any goods represented by any of the foregoing, including, without limitation, unpaid seller's rights of rescission, replevin, reclamation or repossessed goods, and all monies due or to become due to the Borrowers under all purchase orders and contracts for the sale of goods or the performance of services or both by the Borrowers, whether or not yet earned by performance on the part of the Borrowers or in connection with any other transaction, now in existence or hereafter occurring, including, without limitation, the right to receive the proceeds of such purchase orders and contracts, and all collateral security and guaranties of any kind given by any person with respect to any of the foregoing;

          (b) All chattel paper (the "CHATTEL PAPER"), as that term is defined in Section 9-105(1)(b) of the UCC, now owned or hereafter acquired by the Borrowers;

          (c) All contracts, undertakings, franchise agreements or other agreements (collectively, the "CONTRACTS"), other than rights evidenced by Chattel Paper, Documents or Instruments, as those terms are defined below, in or under which the Borrowers may now or hereafter have any right, title or interest, including, without limitation, with respect to an Account, any agreement relating to the terms of payment or the terms of performance thereof;

          (d) All  documents  (the  "DOCUMENTS"),  as that  term is  defined  in
Section 9-105(1)(f) of the UCC, now owned or hereafter acquired by the Borrowers;

          (e) All  equipment  (the  "EQUIPMENT"),  as that  term is  defined  in
Section 9-109(2) of the UCC, now or hereafter owned or acquired by the Borrowers and, in any event, shall include, without limitation, all machinery, tools, dyes, equipment, furnishings, vehicles and computers and other electronic data processing and other office equipment, any and all additions, substitutions and replacements of any of the foregoing, wherever located, together with all attachments, components, parts, equipment and accessories installed thereon or affixed thereto;

          (f) All general intangibles (the "GENERAL INTANGIBLES"), as that term is defined in Section 9-106 of the UCC, now owned or hereafter acquired by the Borrowers and, in any event, shall include, without limitation, all right, title and interest which the Borrowers may now or hereafter have in or under any Contract, all customer lists, Trademarks, as defined below, Patents, as defined below, right in intellectual property, interests in partnerships, joint ventures and other business associations, licenses, permits, copyrights, trade secrets, proprietary or confidential information, inventions, whether or not patented or patentable, technical information, procedures, designs, knowledge, know-how, software, database, data, skill, expertise, recipes, experience, processes, models, drawings, blueprints, catalogs, materials and records, goodwill including, without limitation, the goodwill associated with any Trademark, Trademark registration or Trademark licensed under any Trademark License, as defined below, claims in or under insurance policies, including unearned premiums, uncertificated securities, deposit accounts, rights to receive tax refunds and other payments and rights of indemnification;

          (g) All instruments  (the  "INSTRUMENTS"),  as that term is defined in
Section  9-

SECTION HEADINGS                                                            PAGE

105(1)(i) of the UCC, now owned or hereafter acquired by the Borrowers, including, without limitation, all Note and other evidences of indebtedness, other than instruments that constitute, or are a part of a group or writings that constitute, Chattel Paper;

          (h) All  inventory  (the  "INVENTORY"),  as that  term is  defined  in
Section 9-109(4) of the UCC, wherever located, now or hereafter owned or acquired by the Borrowers and, in any event, shall include all inventory, merchandise, goods and other personal property which are held by or on behalf of the Borrowers for sale or lease or are furnished or are to be furnished under a contract of service or which constitute raw materials, work in process or materials used or consumed or to be used or consumed in the Borrowers' business, or the processing, packaging, promotion, delivery or shipping of the same, and all finished goods, whether or not such inventory is listed on any schedules, assignments or reports furnished to the Lender from time-to-time and whether or not the same is in transit or in the constructive, actual or exclusive occupancy or possession of the Borrowers or is held by the Borrowers or by others for the Borrowers' account, including, without limitation, all goods covered by purchase orders and contracts with suppliers and all goods billed and held by suppliers and all inventory which may be located on premises of the Borrowers or of any carriers, forwarding agents, truckers, warehousemen, vendors, selling agents or other persons;

          (i) All Patent Licenses (as defined below), Trademark Licenses, or other licenses of rights or interests now held or hereafter acquired by the Borrowers (collectively, the "LICENSES");

          (j) All of the following (collectively, "PATENT LICENSES") now owned or hereafter acquired by the Borrowers: any written agreement granting any right with respect to any invention on which a Patent (as defined below) is in existence;

          (k) All of the following (individually, a "PATENT" and collectively, the "PATENTS") in which the Borrowers now hold and hereafter acquired any interest: (i) all letters patent of the United States or any other country, all registrations and recordings thereof, and all applications for letters patent of the United States or any other country, including, without limitation, registrations, recordings and applications in the United States Patent and Trademark Office or in any similar office or agency of the United States, any State thereof or any other country and (ii) all reissues, continuations, continuations-in-part or extensions thereof;

          (l) All of the following (collectively, the "TRADEMARK LICENSES") now owned or hereafter acquired by the Borrowers: any written agreement granting any right to use any Trademark or Trademark registration;

          (m) All of the following (collectively, "TRADEMARKS") now owned or hereafter acquired by the Borrowers: (i) all trademarks, tradenames, corporate names, business names, trade styles, service marks, logos, other source or business identifiers, prints and labels on which any of the foregoing have appeared or appear, designs and general intangibles of like nature, now existing or hereafter adopted or acquired, all registrations and recordings and applications in the United

SECTION HEADINGS                                                            PAGE

States Patent and Trademark Office or in any similar office or agency of the United States, any State thereof or any other country or any political subdivision thereof and (ii) all reissues, extensions or renewals thereof; and

          (n) All proceeds (the "PROCEEDS"), as that term is defined in Section 9-306(1) of the UCC, and in any event shall include, without limitation, (i) any and all Accounts, Chattel Paper, Instruments, cash and other proceeds payable to the Borrowers from time-to-time in respect of any of the foregoing collateral security, (ii) any and all proceeds of any insurance, indemnity, warranty or guaranty payable to the Borrowers from time-to-time with respect to any of the collateral security, (iii) any and all payments (in any form whatsoever) made or due and payable to the Borrowers from time-to-time in connection with any requisition, confiscation, condemnation, seizure or forfeiture of all or any part of the collateral security by any governmental body, authority, bureau or agency (or any person acting under color of governmental authority) and (iv) any and all other amounts from time-to-time paid or payable under or in connection with any of the collateral security.

     VIII. DEFAULT.

     8.01 EVENTS OF DEFAULT. The Obligations shall, at the option of the Lender, become immediately due and payable without notice or demand unless otherwise provided herein upon the occurrence of any of the following events (collectively, "EVENTS OF DEFAULT" and individually, an "EVENT OF DEFAULT"):

          (a) failure of the Borrowers to pay any installment of principal or interest or any other Obligation arising under this Agreement, the Note or the other Loan Documents or such failure by an guarantor or surety for any of the Obligations;

          (b) breach of any covenant contained in Section 6.04 of this Agreement or any representation or warranty contained herein in any material respect;

          (c) breach of any covenant or agreement contained herein (other than in Section 6.04 of this Agreement) which is not remedied within ten (10) days after written notice is mailed by the Lender to the Borrowers;

          (d) the making by the Borrowers of any material misrepresentation of a material fact to the Lender;

          (e) insolvency (failure of the Borrowers to pay their debts as they mature or when the fair value of the Borrowers' assets is less than its liabilities) of the Borrowers or any guarantor or surety for the Obligations, or business failure, appointment of a receiver or custodian, or assignment for the benefit of creditors or the commencement of any proceedings under any bankruptcy or insolvency law by or against the Borrowers or any guarantor or surety for the Obligations; appointment of a committee of creditors or liquidating banks, or offering of a composition or extension to creditors by, for or of the Borrowers; however, if an involuntary bankruptcy petition is filed, an Event of Default shall not occur unless such petition is not dismissed within thirty (30) days of filing;

SECTION HEADINGS                                                            PAGE

          (f) the loss, renovation or failure to renew any license and/or permit now held or hereafter acquired by the Borrowers which materially affects the ability of the Borrowers to continue their operations as presently conducted;

          (g) a default in any other Loan Document after any applicable cure periods or other agreements between the Lender and the Borrowers or any guarantor or surety of the Obligations;

          (h) dissolution of the Borrowers;

          (i) failure by the Borrowers to pay or perform any other Indebtedness in excess of $20,000, or if any such other Indebtedness shall be accelerated, or if there shall exist any default under any instrument, document or agreement governing, evidencing or securing such other Indebtedness; or

          (j) a material adverse change in the condition of the Borrowers, financial or otherwise, as determined by the Lender in its sole and reasonable discretion.

     Upon the happening of any one or more Events of Default, any requirements upon the Lender to make further Revolving Loans or issue Letters of Credit hereunder shall terminate. The Borrowers expressly waives any presentment, demand, protest, notice of protest or other notice of any kind. The Lender may proceed to enforce the rights of the Lender whether by suit in equity or by action at law, whether for specific performance of any covenant or agreement contained in this Agreement, the Note or any other Loan Documents, or in aid of the exercise of any power granted in either this Agreement, the Note or the other Loan Documents, or it may proceed to obtain judgment or any other relief whatsoever appropriate to the enforcement of such rights, or proceed to enforce any legal or equitable right which the Lender may have by reason of the occurrence of any Event of Default hereunder.

     8.02 DECLARED DEFAULT. Upon demand or the occurrence of an Event of Default, the Lender shall have in any jurisdiction where enforcement hereof is sought, in addition to all other rights and remedies which the Lender may have under law and equity, the following rights and remedies, all of which may be exercised with or without further notice to the Borrowers and without a prior judicial or administrative hearing or notice, which notice and hearing are expressly waived: (a) to enforce or foreclose the liens and security interests created under the Loan Documents, this Agreement or under any other agreement relating to the Collateral by any available judicial procedure or without judicial process, (b) to enter any premises where any Collateral may be located for the purpose of taking possession or removing the same, (c) to sell, assign, lease, or otherwise dispose of Collateral or any part thereof, either at public or private sale, in lots or in bulk, for cash, on credit or otherwise, with or without representations or warranties, and upon such terms as shall be acceptable to the Lender, all at the Lender's sole option and as the Lender in its sole discretion may deem advisable, (d) to bid or become purchaser at any such sale if public, free from any right of the Borrowers of redemption, after sale, which is expressly waived by the Borrowers, and (e) at the option of the Lender, to apply or

SECTION HEADINGS                                                            PAGE

be credited with the amount of all or any part of the Obligations owing to the Lender against the purchase price bid by the Lender at any such sale.

     8.03 SPECIFIC POWERS. (a) The Lender may at any time, after demand or the occurrence of an Event of Default, at the Lender's sole discretion: (i) give notice of assignment to any account debtor of the Borrowers; (ii) collect Accounts directly and charge the collection costs and expenses to the Borrowers' demand deposit account; (iii) settle or adjust disputes and claims directly with account debtors of the Borrowers for amounts and upon terms which the Lender considers advisable, and credit the demand deposit account with the net amounts received in payment of Accounts; (iv) exercise all other rights granted in this Agreement and the other Loan Documents; (v) receive, open and dispose of all mail addressed to the Borrowers and notify the Post Office authorities to change the address for delivery of the Borrowers' mail to an address designated by the Lender; (vi) endorse the name of the Borrowers on any checks or other evidence of payment that may come into possession of the Lender and on any invoice, freight or express bill, bill of lading or other documents; (vii) in the name of the Borrowers or otherwise, demand, sue for, collect and give acquittance for any and all monies due or to become due on Accounts; (viii) compromise, prosecute or defend any action, claim or proceeding concerning Accounts; and
(ix) do any and all things necessary and proper to carry out the purposes contemplated in this Agreement, to carry out the purposes contemplated in this Agreement, the other Loan Documents and any other agreement between the parties.

          (b) The Lender and any person acting as its attorney hereunder shall not be liable for any acts or omissions or for any error of judgment or mistake of fact or law, except for bad faith and willful misconduct. The Borrowers agree that the powers granted hereunder, being coupled with an interest, shall be irrevocable so long as any Obligation remains unsatisfied. Notwithstanding the foregoing, it is understood that the Lender is under no duty to take any of the foregoing actions and that after having made demand upon the account debtors of the Borrowers for payment, the Lender shall have no further duty as to the collection or protection of Accounts or any income therefrom and no further duty to preserve any rights pertaining thereto, other than the safe custody thereof.

     8.04 DUTIES AFTER DEFAULT. (a) The Borrowers will, at the Lender's request, assemble all Collateral and make it available to the Lender at places which the Lender may reasonably select, and will make available to the Lender all premises and facilities of the Borrowers for the purpose of the Lender taking possession of Collateral or of removing or putting the Collateral in salable form. In the event any goods called for in any sales order, contract, invoice or other instrument or agreement evidencing or purporting to give rise to any Account shall not have been delivered or shall be claimed to be defective by any customer, the Lender shall have the right in its discretion to use and deliver to such customer any goods of the Borrowers to fulfill such order, contract or the like so as to make good any such Account. If any Collateral shall require repairing, maintenance, preparation, or the like, or is in process or other unfinished state, the Lender shall have the right, but shall not be obligated, to do such repairing, maintenance, preparation, processing or completion of manufacturing for the purpose of putting the same in such salable form as the Lender shall deem appropriate, but the Lender shall have the right to sell or dispose of such Collateral without such processing.

SECTION HEADINGS                                                            PAGE

          (b) The net cash proceeds resulting from the collection, liquidation, sale, lease or other disposition of Collateral shall be applied first to the expenses, including all reasonable attorneys' and professional fees, of retaking, holding, storing, processing and preparing for sale, selling, collecting, liquidating and the like and then to the satisfaction of all Obligations, application as to particular Obligations or against principal or interest to be at the Lender's sole discretion and the balance of the proceeds, if any, shall be paid to the Borrowers. The Borrowers shall be liable to the Lender and shall pay to the Lender on demand any deficiency which may remain after such sale, disposition, collection or liquidation of Collateral.

     8.05 BORROWERs' INDEMNIFICATION. The Lender shall not, under any circumstances or in any event whatsoever, have any liability for any error or omission or delay of any kind occurring in the liquidation of any of the Collateral, including the settlement, collection or payment of any of the Collateral accounts or any instrument received in payment thereof, or any damage resulting therefrom. The Borrowers shall indemnify and hold harmless the Lender against any claim, loss or damage arising out of the liquidation of any of the Collateral, including the settlement, collection or payment of any of the Collateral accounts or any instrument received in payment thereof, provided that the Lender acted in a commercially reasonable manner in its liquidation of any of the Collateral.

     8.06 CUMULATIVE REMEDIES. The enumeration of the Lender's rights and remedies set forth in this Article is not intended to be exhaustive and the exercise by the Lender of any right or remedy shall not preclude the exercise of any other rights or remedies, all of which shall be cumulative and shall be in addition to any other right or remedy given hereunder or under any other agreement between the parties or which may now or hereafter exist in law or at equity or by suit or otherwise. No delay or failure to take action on the part of Lender in exercising any right, power or privilege shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or privilege preclude other or further exercise thereof or the exercise of any other right, power or privilege or shall be construed to be a waiver of any event of default. No course of dealing between the Borrowers and the Lender or their employees shall be effective to change, modify or discharge any provision of this Agreement or to constitute a waiver of any default.

     IX. MISCELLANEOUS.

     9.01 EXPENSES. Whether or not the transaction herein contemplated shall be consummated, the Borrowers agree to pay all out-of-pocket expenses (including reasonable fees and expenses of the Lender's counsel) of the Lender incurred in connection with the preparation of this Agreement, the Note, the other Loan Documents and any amendments or supplements hereto and thereto, and all expenses (including reasonable fees and expenses of the Lender or the Lender's counsel) incidental to the collection of monies due hereunder or under the Note or the other Loan Documents and/or the enforcement of the rights (including the protection thereof) of the Lender under any provisions of this Agreement, and the Note and the other Loan Documents. The Lender agrees that its counsel fees, through the closing, shall be calculated on an hourly basis.

SECTION HEADINGS                                                            PAGE

     9.02 SETOFF. The Borrowers give the Lender a lien and right of setoff for all the Obligations upon and against all its deposits, credits, collateral and property now or hereafter in the possession or control of the Lender or in transit to it. The Lender may, upon demand or the occurrence of any Event of Default, apply or set off the same, or any part thereof, to any Obligations of the Borrowers to the Lender.

     9.03 COVENANTS TO SURVIVE, BINDING AGREEMENT. All covenants, agreements, warranties and representations made herein, in the Note, in the other Loan Documents, and in all certificates or other documents of the Borrowers shall survive the advances of money made by the Lender to the Borrowers hereunder and the delivery of the Note, and the other Loan Documents. All such covenants, agreements, warranties and representations shall be binding upon and inure to the benefit of the Lender and its successors and assigns, whether or not so expressed.

     9.04 CROSS-COLLATERALIZATION. All Collateral which the Lender may at any time acquire from the Borrowers or from any other source in connection with Obligations arising under this Agreement and the other Loan Documents shall constitute collateral for each and every Obligation, without apportionment or designation as to particular Obligations. All Obligations, however and whenever incurred, shall be secured by all Collateral however and wherever acquired. The Lender shall have the right, in its sole discretion, to determine the order in which the Lender's rights in or remedies against any Collateral are to be exercised and which type of Collateral or which portions of Collateral are to be proceeded against and the order of application of proceeds of Collateral as against particular Obligations.

     9.05 CROSS-DEFAULT. The Loans shall be cross-defaulted with each other and with current and future financing accommodations extended or to be extended by the Lender to the Borrowers and with the Subordinated Debt so that a default under any loan to the Borrowers shall be an Event of Default hereunder and under all of the other loans extended by the Lender.

     9.06 AMENDMENTS AND WAIVERS. This Agreement, the Note, the other Loan Documents, and any term, covenant or condition hereof or thereof may not be changed, waived, discharged, modified or terminated except by a writing executed by the parties hereto or thereto. Notwithstanding the foregoing and without limiting the Lender's right to exercise any of its other rights or remedies hereunder, in the event that the Lender, in its sole discretion, elects to waive compliance by the Borrowers of any terms or conditions set forth in this Agreement, the Note or any other Loan Documents, the Borrowers shall pay to the Lender all costs and expenses in connection therewith including, but not limited to, reasonable attorneys' fees. The failure on the part of the Lender to exercise, or the Lender's delay in exercising, any right, remedy or power hereunder or under the Note or the other Loan Documents shall not preclude any other or future exercise thereof, or the exercise of any other right, remedy or power.

     9.07 NOTICES. All notices, requests, consents, demands and other communications hereunder shall be in writing and shall be mailed by registered or certified first class mail or delivered by an overnight courier to the respective parties to this Agreement as follows:

SECTION HEADINGS                                                            PAGE

If to the Borrowers:                FIND/SVP, Inc.
                                    625 Avenue of the Americas
                                    New York, NY  10011-2002
                                    Attention: Mr. Peter Fiorillo

                                    FIND/SVP Published Products, Inc.
                                    625 Avenue of the Americas
                                    New York, NY  10011-2002
                                    Attention: Mr. Peter Fiorillo

With a copy to:                     Breslow & Walker, LLP
                                    767 Third Avenue
                                    New York, NY  10011
                                    Attn: Gary T. Moomjian, Esq.

If to the Lender:                   State Street Bank and Trust Company
                                    225 Franklin Street
                                    Boston, MA  02110-2804
                                    Attention: Ms. Arlene M. Doherty

With a copy to:                     Diserio Martin O'Connor & Castiglioni, LLP
                                    One Atlantic Street
                                    Stamford, Connecticut  06901
                                    Attention:  Kevin T. Katske, Esq.

     9.08 TRANSFER OF LENDER'S INTEREST. The Borrowers agree that the Lender, in its sole discretion and upon prior written notice to the Borrowers, may freely sell, assign or otherwise transfer participations, portions, co-lender interests or other interests in all or any portion of the indebtedness, liabilities or obligations arising in connection with or in any way related to the financing transactions of which this Agreement is a part. In the event of any such transfer, the transferee may, in the Lender's sole discretion, have and enforce all the rights, remedies and privileges of the Lender. The Borrowers consent to the release by the Lender to any potential transferee, so long as such transferee is a financial institution, of any and all information including, without limitation, financial information pertaining to the Borrowers as the Lender, in its sole discretion, may deem appropriate. If such transferee so participates with the Lender in making loans or advances hereunder or under any other agreement between the Lender and the Borrowers, the Borrowers grant to such transferee and such transferee shall have an is hereby given a continuing lien and security interest in any money, securities or other property of the Borrowers in the custody or possession of such transferee, including the right of setoff, to the extent of such transferee's participation in the Obligations.

     9.09 NEW LAWS. In the event that any law, regulation, treaty or official directive or the interpretation or application thereof by any court or governmental authority or the compliance with any guideline or request of any governmental authority:

SECTION HEADINGS                                                            PAGE

          (a) subjects the Lender to any tax with respect to any amounts payable hereunder or under the Note by the Borrowers or otherwise with respect to the transactions contemplated hereunder, except for taxes on the overall net income of the Lender imposed by the United States of America, the Commonwealth of Massachusetts, or any central bank or agency thereof, or

          (b) imposes, modifies or deems applicable any deposit, insurance, reserve, special deposit, capital maintenance or similar requirement against assets held by, or deposits in or for the account of, or loans or advances or commitments to make the Revolving Loans or advances by the Lender, other than such requirements the effect of which is included in the determination of the interest rates for the Revolving Loans or advances made thereunder, or

          (c) imposes upon the Lender any other condition with respect to the Revolving Loans or advances to be made thereunder;

and the result of any of the foregoing is to increase the cost of the Lender, reduce the income receivable by or return on equity of the Lender or impose any expense upon the Lender with respect to the Revolving Loans or advances thereunder, the Lender shall so notify the Borrowers. The Borrowers agree to pay the Lender the amount of such increases in cost, reduction in income, reduced return on equity or additional expenses as and when such cost, reduction in income, reduced return on equity or additional expense is incurred or determined, plus interest, upon presentation by the Lender of a statement in the amount and setting forth the Lender's calculation thereof, in determining such amount, the Lender may use any reasonable averaging and attribution methods; which statement shall be deemed true and correct absent manifest error. Such amount shall be deemed to be an advance under the Revolving Loan Commitment, as the case may be.

     9.10 SECTION HEADINGS, SEVERABILITY, ENTIRE AGREEMENT. Section and subsection headings have been inserted herein for convenience of the Lender only and shall not be construed as part of this Agreement. Every provision of this Agreement, the Note and the other Loan Documents is intended to be severable; if any term or provision of this Agreement, the Note, the other Loan Documents, or any other document delivered in connection herewith shall be invalid, illegal or unenforceable for any reason whatsoever, the validity, legality and enforceability of the remaining provisions hereof or thereof shall not in any way be affected or impaired thereby. All Exhibits and Schedules to this Agreement shall be deemed to be part of this Agreement. This Agreement, the other Loan Documents, and the Exhibits and Schedules attached hereto and thereto embody the entire agreement and understanding between the Borrowers and the Lender and supersede all prior agreements and understandings relating to the subject matter hereof unless otherwise specifically reaffirmed or restated herein.

     9.11 COUNTERPARTS. This Agreement may be executed in any number of counterparts, each of which, when so executed and delivered shall be an original, and it shall not be necessary when making proof of this Agreement to produce or account for more than one counterpart.

     9.12 GOVERNING LAW; CONSENT TO JURISDICTION. This Agreement and the other Loan

SECTION HEADINGS                                                            PAGE

Documents, and all transactions, assignments and transfers hereunder and thereunder, and all the rights of the parties, shall be governed as to validity, construction, enforcement and in all other respects by the laws of the Commonwealth of Massachusetts. The Borrowers agree that the courts of the Commonwealth of Massachusetts or the United States District Courts in the Commonwealth of Massachusetts shall have jurisdiction to hear and determine any claims or disputes pertaining to the financing transactions of which this Agreement is a part and/or to any matter arising or in any way related to this Agreement or any other agreement between the Lender and the Borrowers expressly submit and consent in advance to such jurisdiction in any action or proceeding.

     9.13 UNIFORM COMMERCIAL CODE. The Borrowers shall comply with, and Lender shall have all the rights and remedies of a secured party under the Uniform Commercial Code, as enacted in Massachusetts, as amended.

     9.14 FURTHER ASSURANCES. At the request of the Lender, the Borrowers agree that at their expense, it shall promptly execute and deliver all further instruments and documents, and take all further action, that may be necessary or desirable, or that the Lender may request, in order to perfect and protect any security granted or purported to be granted hereby including, but not limited to UCC-1 financing statements, or to enable the Lender to exercise and enforce its rights and remedies hereunder.

     9.15 JURY TRIAL WAIVER. THE BORROWER WAIVES TRIAL BY JURY IN ANY COURT IN ANY SUIT, ACTION OR PROCEEDING ON ANY MATTER ARISING IN CONNECTION WITH OR IN ANY WAY RELATED TO THE FINANCING TRANSACTIONS OF WHICH THIS AGREEMENT IS A PART OR THE ENFORCEMENT OF ANY OF LENDER'S RIGHTS AND FURTHER WAIVES, DILIGENCE, DEMAND, PRESENTMENT FOR PAYMENT, NOTICE OF NONPAYMENT, PROTEST AND NOTICE OF ANY RENEWALS OR EXTENSIONS. THE BORROWER ACKNOWLEDGES THAT IT MAKES THIS WAIVER
KNOWINGLY, WILLINGLY AND VOLUNTARILY AND WITHOUT DURESS, AND ONLY AFTER EXTENSIVE CONSIDERATION OF THE RAMIFICATIONS OF THIS WAIVER WITH ITS ATTORNEYS.

          The parties have executed this Agreement on October 22nd, 1997.

Signed in the presence of:


____________________________                FIND/SVP, INC.


____________________________                By____________________________
                                               Peter Fiorillo
                                               Its Executive Vice President

____________________________                FIND/SVP PUBLISHED PRODUCTS, INC.


SECTION HEADINGS                                                            PAGE

____________________________                By____________________________
                                               Peter Fiorillo
                                               Its Executive Vice President

____________________________                STATE STREET BANK AND
                                            TRUST COMPANY


____________________________                By____________________________
                                               Arlene M. Doherty
                                               Its Vice President

SECTION HEADINGS                                                            PAGE


STATE OF NEW YORK       )
                        )  ss.: New York
COUNTY OF NEW YORK      )

          On this the 22nd day of October, 1997, before me, the undersigned officer, personally appeared Peter Fiorillo, who acknowledged himself to be the Executive Vice President of FIND/SVP, INC., a corporation, and that he, as such officer, being authorized so to do, executed the foregoing instrument for the purposes therein contained and acknowledged the same to be his free act and deed individually and as such officer, and the free act and deed of the corporation.

         IN WITNESS WHEREOF, I hereunto set my hand.



                                                   --------------------------
                                                   Notary Public
                                                   My Commission Expires:


STATE OF NEW YORK       )
                        )  ss.: New York
COUNTY OF NEW YORK      )

          On this the 22nd day of October, 1997, before me, the undersigned officer, personally appeared Peter Fiorillo, who acknowledged himself to be the Executive Vice President of FIND/SVP PUBLISHED PRODUCTS, INC., a corporation, and that he, as such officer, being authorized so to do, executed the foregoing instrument for the purposes therein contained and acknowledged the same to be his free act and deed individually and as such officer, and the free act and deed of the corporation.

          IN WITNESS WHEREOF, I hereunto set my hand.



                                                   --------------------------
                                                   Notary Public
                                                   My Commission Expires:

SECTION HEADINGS                                                            PAGE


STATE OF CONNECTICUT       )
                           )  ss.: _________
COUNTY OF FAIRFIELD        )

          On this the 22nd day of October, 1997, before me, the undersigned officer, personally appeared Arlene M. Doherty, who acknowledged herself to be a Vice President of State Street Bank and Trust Company, a bank and trust company, and that she, as such officer, being authorized so to do, executed the foregoing instrument for the purposes therein contained and acknowledged the same to be her free act and deed individually and as such officer, and the free act and deed of the bank and trust company.

         IN WITNESS WHEREOF, I hereunto set my hand.





                                                   --------------------------
                                                   Notary Public
                                                   My Commission Expires:

SECTION HEADINGS                                                            PAGE


                          SECOND MODIFICATION AGREEMENT                EXHIBIT 3


         Agreement, made as of September 30, 1997, among FIND/SVP, INC., a New York corporation with an office located at 625 Avenue of the Americas, New York, New York 10011-2002 ("FIND/SVP"); FIND/SVP PUBLISHED PRODUCTS, INC., a Delaware corporation with an office located at 625 Avenue of the Americas, New York, New York 10011-2002 ("FIND/SVP PUBLISHED"); FIND/SVP INTERNET SERVICES, INC., a Delaware corporation with an office located at 625 Avenue of the Americas, New York, New York 10011-2002 (the "Guarantor") (FIND/SVP and FIND/SVP Published are sometimes individually referred to as the "BORROWER" and collectively referred to as the "BORROWERS" and the Borrowers and the Guarantor are sometimes individually referred to as the "OBLIGOR" and collectively referred to as the "OBLIGORS") and STATE STREET BANK AND TRUST COMPANY, a Massachusetts bank and trust company with an office located at 225 Franklin Street, Boston, Massachusetts 02110-2804 (the "LENDER").

                                    RECITALS

         A. Pursuant to the Commercial Revolving Loan, Term Loan and Security Agreement dated April 27, 1995 (the "1995 LOAN AGREEMENT"), the Lender extended to the Borrowers the following: (a) a $2,000,000 revolving loan facility (the "$2,000,000 REVOLVING LOAN") and (b) a $2,000,000 term loan facility (the "$2,000,000 TERM LOAN") as evidenced by the $2,000,000 Commercial Revolving Promissory Note dated April 27, 1995 (the "$2,000,000 REVOLVING NOTE") and the $2,000,000 Commercial Term Promissory Note dated April 27, 1995 (the "$2,000,000 TERM NOTE"), respectively.

         B. Pursuant to the Commercial Term Loan and Security Agreement dated May 31, 1996 (the "1996 LOAN AGREEMENT"), the Lender extending to the Borrowers a $500,000 term loan facility (the "$500,000 TERM LOAN") as evidenced by the $500,000 Commercial Term Promissory Note dated May 31, 1996 (the "$500,000 TERM NOTE").

         C. The Lender has replaced the $2,000,000 Revolving Loan and the $2,000,000 Revolving Note with the $2,500,000 revolving loan facility (the "$2,500,000 REVOLVING LOAN") as evidenced by the $2,500,000 Replacement Commercial Revolving Promissory Note dated July 24, 1997 (the "$2,500,000 REVOLVING NOTE").

         D. Pursuant to the Guaranty dated July 24, 1997 (the "GUARANTY"), the Guarantor guarantied the performance of the Borrowers' obligations to the Lender, including, but not limited to, the loans set forth herein.

         E. Pursuant to the Modification Agreement dated July 24, 1997 (the "MODIFICATION AGREEMENT"), the Borrowers and the Lender modified the 1995 Loan Agreement and the 1996 Loan Agreement.

         F. The Borrowers have requested and the Lender has agreed to modify the 1995 Loan Agreement and 1996 Loan Agreement subject to the terms and conditions below.

                                    AGREEMENT

         In consideration of the Recitals, which are incorporated by this reference, other good and valuable consideration, the receipt and sufficiency of which are acknowledged, and the mutual promises and covenants contained in this Agreement, the parties, intending to be bound legally, agree as follows:

         1. DEFINITIONS. All terms defined in the 1995 Loan Agreement, the 1996 Loan Agreement and all other documents executed in connection therewith (collectively, the "LOAN DOCUMENTS") unless modified herein shall have the same definitions set forth therein and are incorporated by this reference.

         2. AMENDMENTS. All of the provisions of the Loan Documents shall remain in full force and effect except as follows or as otherwise set forth in this
Agreement:

         (a) The interest rate of "0.25% above the Prime Rate" in paragraph 1 of the $2,500,000 Revolving Note and the Amended and Restated Exhibit A attached to the 1995 Loan Agreement is deleted and the interest rate of "1.50% above the Prime Rate" is substituted therefor.

         (b) The date "September 30, 1997" in paragraph 4 of the $2,5000,000 Revolving Note and the Amended and Restated Exhibit A attached to the 1995 Loan Agreement is deleted and the date "December 31, 1997" is substituted therefor.

         (c) Paragraph 6 of the $2,5000,000 Revolving Note and the Amended and Restated Exhibit A attached to the 1995 Loan Agreement is deleted is its entirety and the following is substituted therefor:

          "The Makers agree that if the Makers (i) shall fail to make payments required under this Note when due, or (ii) an Event of Default shall have occurred under the Loan Agreement or any other documents executed in connection herewith or therewith (including this Note and the Loan Agreement, collectively the "LOAN DOCUMENTS") (an "EVENT OF DEFAULT"), then, upon the occurrence of an Event of Default, the entire indebtedness with accrued interest thereon due under this Note shall, at the option of the Holder, accelerate and become immediately due and payable without notice."

         (d) The  following  is  inserted in between  paragraphs  (p) and (q) of
Section 1.01 of the 1995 Loan Agreement:

         "(p-1) "DEBT" shall mean at any date, without duplication:

           (i) all obligations of such Person for borrowed money;

          (ii) all  obligations  of such Person  evidenced  by bonds (other than
               performance   bonds),   debentures,   notes  or   other   similar
               instruments;

         (iii) all obligations of such Person to pay the deferred purchase price of property or services, except trade accounts payable and accrued expenses arising in the ordinary course of business;

          (iv) all obligations of such Person as lessee under Capital Leases;

          (v) all Debt of others secured by a lien on any asset of such Person whether or not such Debt is assumed by such Person; and

          (vi) all Debt of others guarantied by such Person or entity."

         (e) The words "deferred charges" are after the word "goodwill" in paragraph (x) of Section 1.01 of the 1995 Loan Agreement:

         (f) The  following is inserted in between  paragraphs  (af) and (ag) of
Section 1.01 of the 1995 Loan Agreement:

                    "(af-1) "NET LOSS" shall mean, for the applicable period, the consolidated net loss, excluding the effect of income taxes benefits, of the Borrowers in accordance with GAAP."

         (g) The  following  is inserted in between  paragraph  (at) and (au) of
Section 1.01 of the 1995 Loan Agreement:

                    "(at-1) "SUBORDINATED DEBT" shall mean Debt which is fully subordinated to the Obligations."

         (h) Paragraph (av) of Section 1.01 of the 1995 Loan Agreement is deleted and the following is substituted therefor:

                    "(av) "TANGIBLE CAPITAL FUNDS" shall mean the Borrowers' Tangible Net Worth plus Subordinated Debt plus the one time tax affect for lost credits in an amount not to exceed $100,000."

         (i) The  following  is  inserted  in between  paragraph  (n) and (m) of
Section 1.01 of the 1996 Loan Agreement:

             "(n-1) "DEBT" shall mean at any date, without duplication:

                (i) all obligations of such Person for borrowed money;

               (ii) all  obligations  of such Person  evidenced  by bonds (other than performance bonds), debentures, notes or other similar instruments;

              (iii) all obligations of such Person to pay the deferred  purchase price of property or services, except trade accounts payable and accrued expenses arising in the ordinary course of business;

               (iv) all  obligations  of such  Person  as lessee  under  Capital
                    Leases;

                (v) all Debt of  others  secured  by a lien on any asset of such
                    Person  whether or not such Debt is assumed by such  Person;
                    and

               (vi) all Debt of others guarantied by such Person or entity."

         (j) The words "deferred charges" are after the word "goodwill" in paragraph (u) of Section 1.01 of the 1996 Loan Agreement:

         (k) The  following  is inserted in between  paragraph  (ai) and (aj) of
Section 1.01 of the 1996 Loan Agreement:

                    "(ai-1) "SUBORDINATED DEBT" shall mean Debt which is fully subordinated to the Obligations."

         (l) Paragraph (ak) of Section 1.01 of the 1996 Loan Agreement is deleted and the following is substituted therefor:

                    "(ak) "TANGIBLE CAPITAL FUNDS" shall mean the Borrowers' Tangible Net Worth plus Subordinated Debt plus the one time tax affect for lost credits in an amount not to exceed $100,000."

         (m) The letter "(a)" in inserted before the word "Unless" in the first sentence of Section 3.02 of the 1995 Loan Agreement.

         (n) The following is inserted after the last sentence in Section 3.02 of the 1995 Loan Agreement:

          "(b) Provided on or before December 31, 1997 the Borrowers (i) provide to the Lender written notice (A) that either Borrowers have entered into a final and definitive agreement with a third party, in form and content acceptable to the Lender, to sell assets of either of the Borrowers in an amount sufficient to pay off the outstanding indebtedness of the Commercial Term Promissory Notes dated April 27, 1995 and May 31, 1996 from the Borrowers to the Lender; or (B) that either Borrowers have received a capital contribution of not less than $1,000,000, in form and manner acceptable to the Lender; and (ii) that the Borrowers are in compliance with the terms and conditions of the Loan Documents or no Event of Default has occurred, the Borrowers may execute and deliver to the Lender a promissory note with the same provisions, terms and conditions as the Revolving Note but for a maturity date of March 26, 1998 (the "REPLACEMENT NOTE")."

         (o) Section 3.06 (b) of the 1995 Loan Agreement is deleted in its entirety and the following is substituted therefor:

         "(b) COMMITMENT FEE. As additional consideration for the extension of the Loans, commencing October 31, 1997, the Borrowers shall pay to the Lender a non-refundable commitment fee of $5,000.00 per month for all revolving loans from the Lender to the Borrowers while such revolving loan(s) are outstanding which fee shall be deemed fully earned on the date hereof. Notwithstanding the foregoing so long as a Event of Default has not occurred hereunder, the Borrowers may defer payment of the commitment fee until the Maturity Date or, if applicable, until the maturity date set forth in the Replacement Note."

          (p) The  following  is inserted  after  Section  3.04 of the 1996 Loan
     Agreement:

         "Section 3.05 COMMITMENT FEE. As additional consideration for the extension of the Loans, commencing October 31, 1997, the Borrowers shall pay to the Lender a non-refundable commitment fee of $5,000.00 per month for all revolving loans from the Lender to the Borrowers while such revolving loan(s) are outstanding which fee shall be deemed fully earned on the date hereof. Notwithstanding the foregoing so long as a Event of Default has not occurred hereunder, the Borrowers may defer payment of the commitment fee until the Maturity Date. "

         (q) Section V. entitled "Representation and Warranties" of the 1995 Loan Agreement and the 1996 Loan Agreement is deleted and the following is substituted therefor:

         "The Borrowers represent and warrant to the Lender that:

                         (a) GOOD  STANDING  AND  QUALIFICATION.  FIND/SVP  is a
                    corporation duly organized, validly existing and in good standing under the laws of the state of New York. FIND/SVP Published is a corporation duly organized, validly existing and in good standing under the laws of the state of Delaware. Each of the Borrowers has all requisite corporate power and authority to own and operate its properties and to carry on its business as presently conducted and is qualified to do business and is in good standing as a foreign corporation in each jurisdiction wherein the character of the properties owned or leased by it therein or in which the transaction of its business therein makes such qualification necessary.

                         (b) CORPORATE AUTHORITY. The Borrowers have full corporate power and authority to enter into and perform the obligations under this Agreement, to make the borrowings contemplated herein, to execute and deliver the Note, and the other Loan Documents and to incur the obligations provided for herein and therein, all of which have been duly authorized by all necessary and proper corporate action. No other consent or approval or the taking of any other action in respect of shareholders or of any public authority is required as a condition to the validity or enforceability of this Agreement, the Note or any of the other Loan Documents. The execution and delivery of this Agreement is for valid corporate purposes and will not violate the Borrowers' certificate of incorporation or bylaws.

                         (c) BINDING AGREEMENTS. This Agreement constitutes, and
                    the Note and the other Loan Documents delivered in connection herewith shall constitute, valid and legally binding obligations of the Borrowers, enforceable in accordance with their respective terms, except as enforcement may be limited by bankruptcy, insolvency or similar laws affecting the enforcement of creditors' rights generally.

                         (d) LITIGATION. Except as set forth in SCHEDULE "5(D)",
                    there are no actions, suits, proceedings or investigations pending or, to the knowledge of the officers of the Borrowers, threatened against the Borrowers before any court or administrative agency, which either in any case or in the aggregate, if adversely determined, would materially and adversely affect the financial condition, assets or operations of the Borrowers, or which question the validity of this Agreement, the Note, or any of the other Loan Documents, or any action to be taken in connection with the transaction contemplated hereby.

                         (e) NO CONFLICTING  LAW OR  AGREEMENTS.  To the best of
                    the Borrowers' knowledge, the execution, delivery and performance by the Borrowers of this Agreement, the Note and the other Loan Documents (i) do not violate any provision of the Certificate of Incorporation or Bylaws of the Borrowers,
                    (ii) do not violate any order, decree or judgment, or any provision of any statute, rule or regulation, (iii) do not violate or conflict with, result in a breach of or constitute (with notice or lapse of time, or both) a default under any shareholder agreement, stock preference agreement, mortgage, indenture or contract to which the Borrowers are a party, or by which any of its properties are bound, and (iv) do not result in the creation or imposition of any lien, charge or encumbrance of any nature whatsoever upon any property or assets of the Borrowers except as contemplated herein.

                         (f) TAXES.  With respect to all taxable  periods of the
                    Borrowers, the Borrowers have filed all tax returns required to be filed by it and have paid all federal, state, municipal, franchise and other taxes shown on such filed returns have reserved against the same, as required by GAAP, and the Borrowers know of no unpaid assessments against it.

                         (g) FINANCIAL STATEMENTS.  The Borrowers have delivered
                    to the Lender the certified balance sheet of the Borrowers as of December 31, 1996, and the certified related statements of income, retained earnings and cash flows for the fiscal year then ended. Such statements fairly present the consolidated financial condition of the Borrowers as of the dates and for the periods referred to therein and have been prepared in accordance with GAAP applied on a consistent basis by the Borrowers throughout the periods involved. There are no liabilities, direct or indirect, fixed or contingent, of the Borrowers as of the date of the balance sheet which are not reflected therein or in the notes thereto, other than liabilities or obligations not material in amount which are not required to be reflected in corporate balance sheets prepared in accordance with GAAP. There has been no material adverse change in the financial condition, business, operations, affairs or prospects of the Borrowers since the date of such financial statements except as set forth in SCHEDULE "5(G)".

                         (h)  EXISTENCE  OF  ASSETS  AND  TITLE   THERETO.   The
                    Borrowers have good and marketable title to their properties
                    and  assets,   including,  as  of  December  31,

                    1996, the properties and assets reflected in the financial statements referred to above. These properties and assets are not subject to any mortgage, pledge, lien, lease, security interest, encumbrance, restriction or charge except those permitted under the terms of this Agreement or as set forth in SCHEDULE "5(h)", and none of the foregoing prohibit or interfere with ownership of the Borrowers' assets or the operation of its business presently conducted thereon.

                         (i) REGULATIONS G, T, U AND X.The proceeds of the borrowings hereunder will not be used, directly or indirectly, for the purposes of purchasing or carrying any margin stock in contravention of Regulations G, T, U or X promulgated by the Board of Governors of the Federal Reserve System.

                         (j) COMPLIANCE. The Borrowers are not in default with respect to or in violation of any order, writ, injunction or decree of any court or of any federal, state, municipal or other governmental department, commission, board, bureau, agency, authority or official, or in violation of any law, statute, rule or regulation to which it or its properties is or are subject, where such default or violation would materially and adversely affect the financial condition of the Borrowers. The Borrowers represent that they have not received notice of any such default from any party. Except as set forth in the attached SCHEDULE "5(d)", the Borrowers are not in default in the payment or performance of any of its obligations to any third parties or in the performance of any mortgage, indenture, lease, contract or other agreement to which it is a party or by which any of its assets or properties are bound in an amount in excess of $5,000.00.

                         (k) LEASES.  The Borrowers  enjoy quiet and undisturbed
                    possession under all leases under which it is operating, and all such leases are valid and subsisting and the Borrowers are not in default under any of its leases. The leases to which each of the Borrowers are currently parties are set forth on the attached SCHEDULE "5(k)".

                         (l)  PENSION  PLANS.  To the  best  of  the  Borrowers'
                    knowledge, no fact, including but not limited to any "REPORTABLE EVENT", as that term is defined in Section 4043 of ERISA, as the same may be amended from time to time exists in connection with any Plan of the Borrowers which might constitute grounds for termination of any such Plan by the Pension Benefit Guaranty Corporation or for the appointment by the appropriate United States District Court of a Trustee to administer any such Plan. No "PROHIBITED TRANSACTION" as defined by ERISA exists or will exist upon the execution and delivery of this Agreement or the performance by the parties hereto of their respective duties and obligations hereunder. The Borrowers agree to do all acts including, but not limited to, making all contributions necessary to maintain compliance with ERISA and agree not to terminate any such Plan in a manner or do or fail to do any act which could result in the imposition of a lien on any property of the Borrowers pursuant to Section 4068 of ERISA. The Borrowers have not incurred any withdrawal liability under the Multi-employer Pension Plan Amendment Act of 1980. The Borrowers have no unfunded liability in contravention of ERISA.

                         (m) OFFICE.  The chief  executive  office and principal
                    place of business of the Borrowers, and the office where their records concerning Collateral are kept are as set forth in the first paragraph of this Agreement.

                         (n) PLACES OF  BUSINESS.  The  Borrowers  have no other
                    places of business and locates no Collateral, specifically including books and records, at any location other than those set forth in the attached SCHEDULE "5(n)".

                         (o) CONTINGENT LIABILITIES. The Borrowers are not a party to any suretyship, guarantyship, or other similar type agreement; and they have not offered their endorsement to any individual, concern, corporation or other entity or acted or failed to act in any manner which would in any way create a contingent liability that does not appear in the financial statements referred to above.

                         (p) CONTRACTS. No contract,  governmental or otherwise,
                    to  which  the  Borrowers   are  a  party,   is  subject  to
                    renegotiation, nor are the Borrowers in default of any material contract.

                         (q) UNION CONTRACTS AND PENSION PLANS. The Borrower are
                    not a party to any collective bargaining, union or pension plan agreement, except as set forth on the attached SCHEDULE "5(q)". The pension plans set forth on SCHEDULE "5(q)" are in full force and effect and are not currently subject to the renegotiation. The Borrowers are in full compliance with the terms and conditions of all such pension plans and knows of no threatened work stoppage by any employees.

                         (r) LICENSES.  To the best of the Borrowers' knowledge,
                    the Borrowers have all licenses, permits, approvals and other authorizations required by any government, agency or subdivision thereof, or from any licensing entity necessary for the conduct of its business, all of which the Borrowers represent to be current, valid and in full force and effect.

                         (s) COLLATERAL. The Borrowers are and shall continue to
                    be the sole owner of the Collateral free and clear of all liens, encumbrances, security interests and claims except the liens and the security interests granted to the Lender. The Borrowers are fully authorized to sell, transfer, pledge or grant to the Lender a security interest in each and every item of the Collateral; all documents and agreements related to the Collateral shall be true and correct and in all respects what they purport to be; all signatures and endorsements that appear thereon shall be genuine and all signatories and endorsers shall have full capacity to contract; none of the transactions underlying or giving rise to the Collateral shall violate any applicable state or federal laws or regulations; all documents relating to the

                    Collateral shall be legally sufficient under such laws or regulations and shall be legally enforceable in accordance with their terms; and the Borrowers agree to defend the Collateral against the claims of all persons other than the Lender.

                         (t) FINANCIAL  INFORMATION.  All financial  information
                    including, but not limited to, information relating to the Accounts submitted by the Borrowers to the Lender, whether previously or in the future, is and will be true and correct in all material respects, and is and will be complete insofar as may be necessary to give the Lender a true and accurate knowledge of the subject matter.

                         (u) ENVIRONMENTAL HEALTH AND SAFETY LAWS. The Borrowers
                    have not received any notice, order, petition, or similar document in connection with or arising out of any violation or possible violation of any environmental health or safety law, regulation or order, and the Borrowers know of no basis for any such violation or threat thereof for which it may become liable.

                         (v) PARENT, AFFILIATE OR SUBSIDIARY  CORPORATIONS.  The
                    Borrowers have no parent corporation and, except as set forth on the attached SCHEDULE "5(w)", have no domestic or foreign Affiliate or Subsidiary corporations."

         (r) The phrase "Certificate of Compliance, for any and all loans from the Lender to the Borrowers, in the form of the Amended and Restated Exhibit "C" and" is inserted before the words "internally prepared financial statements" in
Section 6.01(c) to the 1995 Loan Agreement and the 1996 Loan Agreement.

         (s) The following is inserted after paragraph (c) of Section 6.01 of the 1995 Loan Agreement and the 1996 Loan Agreement:

               "(c-1) within ten (10) days after the end of each month each of the following which shall include FIND/SVP Internet Services, Inc.:
          (i) accounts receivable and accounts payable aging for the preceding month, (ii) a statement, in form and content acceptable to the Lender, comparing the cash disbursement and receipts for the last two (2) preceding months, (iii) a monthly statement, in form and content acceptable to the Lender, of Capital Assets not previously reported on any financial statements along with any applicable schedules or attachments and (iv) a Certificate of Compliance is the form of the attached EXHIBIT "C" ; and"

         (t) The following is inserted after paragraph (n) of Section 6.02 of the 1995 Loan Agreement and the 1996 Loan Agreement:

         "(o) MANAGEMENT ADVISOR, SUMMARY REPORT AND BUSINESS PLAN. (i) On or before November 1, 1997, select, in their sole and absolute discretion, a management advisor from the list of approved advisors provided to the Borrower by the Lender to prepare a summary report of the condition, financial and otherwise, of the Borrower and review the operations of the

Borrower and assist in the preparation and implementation of the Borrower's business plan as more particularly set forth below and assist in securing additional financing, if necessary. Such management advisor shall report directly to the Board of Directors of the Borrower.

         (ii) Upon receipt and review of the summary report as set forth below and the Borrower's business plan, the Lender will have the option, in its sole and absolute discretion, to require the management advisor to assist the Borrower during the implementation of the Borrower's business plan and to
continue  until  such  time  as  such  services  are  no  longer   necessary  or
appropriate.

         (iii) On or before December 4, 1997, submit true and complete copies of the management advisor's summary report and the Borrower's business plan and annual budget for the period ending December 31, 1998 including a balance sheet, income statement, sources and uses of cash statement and all schedules and attachments thereto along with a certified copy of the resolutions of the Borrower's board of directors approving such business plan and annual budget."

         (u) Section 6.03 of the 1995 Loan Agreement and 1996 Loan Agreement is deleted and the following is substituted therefor:

                         "6.03 NEGATIVE  COVENANTS.  The Borrowers  covenant and
                    agree that from the date hereof until payment in full of all Obligations and termination of this Agreement, the Borrowers shall not without the prior written consent of the Lender:

                         (a) ENCUMBRANCES. Except as set forth on the attached SCHEDULE "5(H)", incur or permit to exist any lien, mortgage, charge or other encumbrance against any of its properties or assets, whether now owned or hereafter acquired, except: (i) liens required or expressly permitted by this Agreement; (ii) pledges or deposits in connection with or to secure worker's compensation, unemployment or liability insurance; (iii) tax liens which are being contested in good faith and for which sufficient reserves have been maintained in compliance with this Agreement and
                    (iv) purchase money security interest and other encumbrances incurred in the ordinary course of business of the Borrowers;

                         (b) LIMITATION ON  INDEBTEDNESS.  Except for FIND/SVP's
                    $59,000 Limited Guaranty of a $100,000 loan made by the Lender to Peter Fiorillo, create, incur or guaranty any indebtedness or obligation for trade debt, borrowed money from, or issue or sell any obligations of the Borrowers to any lender or Person other than the Lender.

                         (c) CONTINGENT LIABILITIES.  Assume, guaranty,  endorse
                    or otherwise become liable upon the obligations of any person, firm or corporation, or enter into any purchase or option agreement or other arrangement having substantially the same effect as such a guarantee, except by the endorsement of negotiable instruments for deposit or collection or similar transactions in the ordinary course of business.

                         (d) CONSOLIDATION OR MERGER.  Merge into or consolidate
                    with or into any corporation.

                         (e) LOANS, ADVANCES,  INVESTMENTS.  Use the proceeds of
                    the Loan, either directly or indirectly, to make or permit to exist any loans or advances to, or purchase any stock, other than securities or evidences or indebtedness of, or make or permit to exist any investment, including without limitation the acquisition of stock of a corporation, or acquire any interest whatsoever in, any other person or entity.

                         (f) SALE AND LEASE OF ASSETS.  Sell, lease or otherwise
                    dispose of any of their assets, except in the ordinary course of business, without the Lender's written consent which shall not be unreasonably withheld and shall be requested by the Borrowers at least fifteen days prior any closing, except for replacement of equipment having a substantially equal or greater value than the equipment replaced or sold in the ordinary course of business. The Borrowers acknowledge and agree that it shall not be unreasonable for the Lender to withhold consent in the event the net proceeds from the sale of their assets are not in an amount sufficient to pay off the outstanding indebtedness of the Commercial Term Promissory Notes dated April 27, 1997 and May 31, 1997 from the Borrower, among others, to the Lender

                         (g) NAME CHANGES.  Change its corporate name or conduct
                    its business under any trade name other than as set forth in this Agreement.

                         (h) CHANGE OF CONTROL.  Suffer any Change in Control of
                    the Borrowers.

                         (i) PROHIBITED TRANSFERS. Transfer, in any manner, either directly or indirectly, any cash, property, or other assets to any parent or any Affiliate or Subsidiary, other than sales made in the ordinary course of business and for fair consideration on terms no less favorable than if such sale had been an arms-length transaction between the Borrowers and an unaffiliated entity.

                         (j) USE OF PROCEEDS. Apply any of the proceeds from the
                    Loans to any Affiliate or Subsidiary if such Affiliate or Subsidiary is not a party to this loan transaction except for FIND/SVP Internet Services, Inc.

                         (k) NO  MANAGEMENT/OWNERSHIP  CHANGE. Suffer any change
                     in the management or ownership of the Borrowers which the Lender deems, in its reasonable discretion, to be a material adverse change.

                         (l) LEASEBACKS.  Lease any real estate or other capital
                    asset from any
                    lessor who shall have acquired such property from the Borrowers.

                         (m) BUSINESS  OPERATIONS.  Engage in any business other
                    than the business in which it is currently engaged or a business reasonably related thereto.

                         (o) ASSIGNMENT OF CLAIMS ACT. Take any action or fail to take any action, either directly or indirectly, or cooperate in any way, so as to allow any party, other than the Lender, to comply with the Federal Assignment of Claims Act."

                         (p) Additional Investments.  The Borrowers covenant and
                    agree to not receive any additional investments, including, but not limited to the proceeds under the Standby Letter of Credit, unless such investment is in the form of Subordinated Debt, in form and manner acceptable to the Lender, or an equity investment in the Borrower(s).

         (v) Section 6.04(a) of the 1995 Loan Agreement and of the 1996 Loan Agreements deleted and the following is substituted therefor:

                    "(a) TANGIBLE CAPITAL FUNDS. Permit at any time their tangible capital funds which will be tested monthly to be less than the following:

                      DATES                       TANGIBLE CAPITAL FUNDS

                  September 30, 1997                 $4,425,000

                  October 31, 1997                   $4,305,000

                  November 30, 1997                  $4,200,000

          Subject to the conditions precedent set forth in Section 3.02(b) above, the Borrowers shall not permit at any time its Tangible Capital Funds to be less than the following which will be tested monthly:

                  December 31, 1997                  $4,095,000

                  January 31, 1998                   $3,990,000

                  February 28, 1998                  $3,970,000

         (w) Sections 6.04(b) and (c) of the 1995 Loan Agreement and the 1996 Loan Agreement are deleted in their entirety.

         (x) Section 6.04(d) of the 1995 Loan Agreement and the 1996 Loan Agreement is amended and the phrase "which will be tested monthly" is inserted after the word "time".

         (y) Section 6.04(e) of the 1995 Loan Agreement and of the 1996 Loan Agreement is deleted and the following is substituted therefor:

         (e) NET INCOME. Permit any of the following to occur which will be tested monthly:

                (i) Net Loss to be greater  than  $225,000  for the month  ended
                    September 30, 1997;

               (ii) Net Loss to be greater  than  $200,000  for the month ending
                    October 31, 1997;

              (iii) Net Loss to be greater  than  $175,000  for the month ending
                    November 30, 1997;

         Subject to the conditions precedent set forth in Section 3.02(b) above, the Borrowers shall not permit at any time its Tangible Capital Funds to be less than the following which will be tested monthly:

                (i) Net Loss to be greater  than  $175,000  for the month ending
                    December 31, 1997;

               (ii) Net Loss to be greater  than  $175,000  for the month ending
                    January 31, 1998; or

              (iii) Net Loss to be greater  than  $50,000  for the month  ending
                    February 28, 1998.

         (z) The following is inserted after Section 6.04(e) of the 1995 Loan Agreement and the 1996 Loan Agreement:

         "(f) MAXIMUM CAPITAL EXPENDITURES. Permit Capital Expenditures to exceed $75,000.00 a month on a cumulative basis to be tested monthly."

         (aa) Section 9.05 of the 1995 Loan Agreement is deleted and the following is substituted therefor:

         "The Loan shall be cross-defaulted with each other and with current and future financing accommodations extended or to be extended by the Lender to the Borrowers and with all Subordinated Debt so that a default under any loan to the Borrowers shall be an Event of Default hereunder and under all of the other loans extended by the Lender."

         (bb) Section 9.05 of the 1996 Loan Agreement is deleted and the following is substituted therefor:

         "The Loans shall be cross-defaulted with each other and with current and future financing accommodations extended or to be extended by the Lender to the Borrowers and with all Subordinated Debt so that a default under any loan to the Borrowers shall be an Event of Default hereunder and under all of the other loans extended by the Lender."

         3. FURTHER REQUIREMENTS. Simultaneous with the execution and delivery of this Agreement, the Borrowers shall deliver to the Lender the following:

                    (a) a Good Standing Certificate issued by the Secretary of State of the State of incorporation for each Borrower and from each state the Borrowers are qualified to do business as a foreign corporation; and

                    (b) such other documentation as is required by the Lender, all in form and content satisfactory to the Lender.

         4. ACKNOWLEDGMENTS. Each of the Obligors acknowledges and agrees that:

                    (a) The aggregate amount of indebtedness of which the Obligors are jointly, severally, legally, validly and enforceably indebted to the Lender under the Loan Documents, as amended, replaced and supplemented by this Agreement and all other documents executed in connection herewith (collectively, the "AMENDED LOAN DOCUMENTS") without defense, counterclaim or offset as of October 17, 1997 is: (i) $1,000,000.00 with respect to the
$2,000,000  Term  Loan  and  (ii)  $1,841,959  with  respect  to the  $2,500,000
Revolving Loan; and (iii) $350,000.00 with respect to the $500,000 Term Loan (the "EXISTING DEBT") plus interest accruing therein.

                    (b) The Borrowers are jointly and severally legally, validly and enforceably liable for any and all reasonable costs and expenses of collection and attorneys' fees related to or in any way arising out of the Amended Loan Documents and the Existing Debt.

         5. REPRESENTATIONS, WARRANTIES AND COVENANTS. All of the representations, warranties and covenants contained in the Loan Documents are true and correct on and as of the date hereof except to the extent that any of the foregoing may have been amended and restated as set forth in Section 2(s) above. Without limiting the generality of the foregoing, the Obligors jointly and severally represent, warrant and covenant that:

                    (a) NO LIQUIDATION. There are no liquidation or dissolution proceedings pending or threatened against the Obligors and no other event has occurred which affects or threatens the corporate existence of the Obligors.

                    (b) ADVISED BY COUNSEL.  The Obligors each  acknowledge that
(i) they have been advised by counsel in the preparation, negotiation, execution and delivery of this Agreement; (ii) they have made an independent decision to enter into this Agreement without reliance on any representation, warranty, covenants or undertaking by the Lender, (iii) the Lender has no fiduciary obligation toward any of the Obligors with respect to this Agreement or the other Amended Loan Documents, (iv) the relationship between the Obligors and the Lender pursuant to this Agreement and the other Amended Loan Documents is and shall be solely that of debtor and creditor, respective; and (v) each of the Obligors understands the meaning and legal effect of this Agreement.

                    (c) SECRETARIES' CERTIFICATE. The resolutions contained in the Secretaries' Certificates of the Borrowers dated April 27, 1995, May 31, 1996 and July 21, 1997 and the resolutions contained in the Secretary's Certificate of the Guarantor dated July 21, 1997 (collectively, the "RESOLUTIONS") have not in any way been rescinded or modified and have been in full force and effect since their adoption to and including the date hereof and are now in effect. The Resolutions are the only proceedings of the Obligors now in force relating to or affecting the matters referred to therein except for the resolution dated October 26, 1996 and authorize the Obligors to make the modifications described herein and the resolutions referenced in the Officers' Certificates of FIND/SVP, Inc. dated October 21, 1997, FIND/SVP Published Products, Inc. dated October 21, 1997 and the Guarantor dated October 21, 1997.

                    (d) NO LITIGATION. Except as set forth in Section 2(s) above, there are no pending, or to any of the Obligors' knowledge threatened, legal proceedings to which any of the Obligors is a party and which materially adversely affect the transactions contemplated by this Agreement or the other Amended Loan Documents or materially adversely affect their abilities to conduct their businesses.

                    (e) COMPLIANCE WITH LAW. The execution and delivery of this Agreement, the consummation of the transactions contemplated herein, the fulfillment of or compliance with the terms and conditions of this Agreement or any of the other Amended Loan Documents is not prevented or limited by, or conflicts with or results in a breach of terms, conditions or provisions of the Obligers' certificate of incorporation and bylaws or any evidence of indebtedness, agreement or instrument of whatever nature to which the Obligors are now a party or by which any of the Borrowers are bound, or constitutes a default under any of the foregoing.

                    (f) NO VIOLATION OF LAW. To the best of their knowledge, each of the Obligors is not in violation of any federal, state or local law, regulation or order, and each of the Obligors has not received any notice of any such violation.

                    (g) PRESERVED COLLATERAL. Each of the Obligors shall preserve, maintain and protect the security provided for in the Amended Loan
Documents and shall defend the rights and interests of the Lender in the Collateral (as defined in the Security Agreement) against the claims and demands of all persons.

                    (h) NOTICE OF DEFAULT. As soon as any of the Obligors becomes aware that any Event of Default exists or has occurred, whether under this Agreement, any of the other Amended Loan Documents or any other agreements for borrowed money regardless of whether such other agreement has been entered into with the Lender, such Obligors will immediately notify and thereafter deliver to the Lender a written notice specifying the nature and duration thereof, and what action such Obligor is taking or proposes to take with respect thereof.

                    (i) GOOD STANDING AND QUALIFICATION. Each of the Obligors is a corporation duly organized, validly existing and in good standing under the laws of the state of incorporation as set forth on the first page of this Agreement. Each of the Obligors has all requisite corporate power and authority to own and operate its properties and to carry on its businesses as presently conducted and is qualified to do business and to be in good standing as a foreign corporation in each jurisdiction where the character of the property owned or leased by it therein or in which the transaction of its business therein makes such qualifications necessary.

                    (j) CORPORATE AUTHORITY. The Obligors have full corporate power and authority to enter into and perform the obligations under this Agreement, to execute and deliver the Amended Loan Documents and to incur the obligations provided for herein and therein, all of which have been duly authorized by all necessary and proper corporate action. No other consent or approval or the taking of any other action in respect of shareholders or any public authority is required as a condition to the validity or enforceability of this Agreement, or any of the other Amended Loan Documents. The execution and delivery of this Agreement is for valid corporate purposes.

                    (k) BINDING AGREEMENT. This Agreement and the other Amended Loan Documents constitute valid and legally binding obligations of the Borrowers enforceable against each in accordance with their respective terms, except as enforcement may be limited by bankruptcy, insolvency or similar laws affecting the enforcement of creditors' rights generally.

                    (l) COMPLIANCE. Each of the Obligors is not in default with respect to or in violation of any order, writ, injunction or decree of any court or of any federal, state municipal or other governmental department, commission, board, bureau, agency, authority or official, or in violation of any law, statute, rule or regulation to which they or their properties is or are subject, where such default or violation would materially and adversely affect the financial condition of any of the Borrowers. Each of the Borrowers represents that it has not received notice of any such default from any party. Each of the Borrowers is not in default from the payment or performance of any of its respective obligations to any third parties or in the performance of any mortgage, indenture, lease, contract or other agreement to which it is a party or by which any of its assets or properties are bound.

         6. WAIVER OF COVENANT DEFAULTS. The Lender waives the covenant defaults by the Borrowers for the period ended June 30, 1997 for Section 6.04 of the 1995 Loan Agreement and the 1996 Loan Agreement.

         7. SECURITY AGREEMENT REAFFIRMATION. (a) The Borrowers acknowledge, agree and reaffirm that the 1995 Loan Agreement and the 1996 Loan Agreement shall secure all of the obligations of the Borrowers to the Lender including, but not limited to, the obligations of the Borrowers under (i) the $2,000,000 Term Note and the $2,500,000 Revolving Note, and (ii) the $500,000 Term Note, respectively

                    (b) The Guarantor acknowledges, agrees and reaffirms that its Security Agreement dated July 27, 1997 shall secure all of the obligations of the Guarantor to the Lender including, but not limited to, the obligations of the Guarantor under the Guaranty.

         8. EVENTS OF DEFAULT. The occurrence of any Event of Default under any of the other Amended Loan Documents or the non-compliance with any of the material terms, or material misrepresentation or inaccuracy of any of the acknowledgments or representations hereof shall constitute an Event of Default under this Agreement.

         9. REMEDIES. Upon the occurrence of any Event of Default, the Lender shall have in any jurisdiction where enforcement hereof is sought, in addition to all other rights and remedies which the Lender may have under law and equity, all of the rights and remedies set forth in the Amended Loan Documents.

         10. CUMULATIVE REMEDIES. The enumeration of the Lender's rights and remedies set forth in this Agreement and the other Amended Loan Documents is not intended to be exhaustive and the exercise by the Lender of any right or remedy shall not preclude the exercise of any other rights or remedies, all of which shall be cumulative and shall be in addition to any other right or remedy given hereunder or under any other agreement between the parties or which may now or hereafter exist in law or at equity or by suit or otherwise. No delay or failure to take action on the part of the Lender in exercising any right, power or privilege shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or privilege preclude other or further exercise thereof or the exercise of any other right, power or privilege or shall be construed to be a waiver of any Event of Default. No course of dealing between any of the Obligors and the Lender or their employees shall be effective to change, modify or discharge any provision of this Agreement or to constitute a waiver of any default.

         11. AMENDMENT AND RESTATEMENT. Upon the execution of this Agreement and all other documents executed in connection herewith, the other Loan Documents are restated to the extent that this Agreement and all other documents executed in connection herewith, restates them and are amended to the extent that this Agreement and all other documents executed in connection herewith amends them. Except as specifically amended by the terms of this Agreement or any other documents executed in connection herewith, all terms and conditions set forth in the Loan Documents, together with all schedules and exhibits attached thereto, shall remain in full force and effect. This Agreement and all other documents executed in connection herewith, to the extent that any of them are inconsistent with the Loan Documents, supersedes the Loan Documents and any and all prior written or oral amendments to the Loan Documents.


         12. NOTICES. All notices, requests, consents, demands and other communications hereunder shall be in writing and shall be mailed by registered or certified first class mail or delivered by an overnight courier to the respective parties to this Agreement as follows:

         If to the Borrowers:

                           Find/SVP, Inc.
                           625 Avenue of the Americas
                           New York, New York 10011-2002
                           Attn: Mr. Peter Fiorillo
                                    Chief Financial Officer

                           Find/SVP Published Products, Inc.
                           625 Avenue of the Americas
                           New York, New York 10011-2002
                           Attn: Mr. Peter Fiorillo
                                    Chief Financial Officer

         If to the Guarantor:

                           Find/SVP Internet Services, Inc.
                           625 Avenue of the Americas
                           New York, New York 10011-2001
                           Attn: Mr. Peter Fiorillo
                                    Chief Financial Officer

         With a copy to:

                           Breslow & Walker, LLP
                           767 Third Avenue
                           New York, New York 10011
                           Attn:  Gary T. Moomjian, Esq.

         If to the Lender:

                           State Street Bank and Trust Company
                           225 Franklin Street
                           Boston, Massachusetts 02110-2804
                           Attn: Ms. Arlene M. Doherty
                                    Vice President

         With a copy to:

                           Diserio Martin O'Connor & Castiglioni, LLP
                           One Atlantic Street
                           Stamford, Connecticut 06901
                           Attn:  Kevin T. Katske, Esq.


         13. EXPENSES. The Obligors agree that each is jointly and severally responsible for the payment to the Lender for the preparation, negotiation and consummation of this Agreement and the other Amended Loan Documents which includes without limitation, reasonable attorneys' fees and related disbursements.

         14. MISCELLANEOUS.

                    (a) COUNTERPARTS. This Agreement may be executed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures were upon the same instrument. It shall not be necessary in making proof of this Agreement to produce or account for more than one counterpart.

                    (b) SUCCESSORS AND ASSIGNS. This Agreement shall bind and inure to the benefit of the parties hereto and their respective successors and assigns; provided, however, that the Obligors shall not assign this Agreement, or any related document, or any of their rights without the prior written consent of the Lender.

                    (c) FAILURE OR DELAY NOT A WAIVER. No delay or omission by the Lender to exercise any right under this Agreement or the other Amended Loan Documents shall impair any such right, and any such delay or omission shall not be construed to be a waiver thereof. A waiver of any single breach or default under this Agreement or the other Amended Loan Documents shall not be deemed a waiver of any other breach or default. Any waiver, amendment to, consent or approval under this Agreement or the other Amended Loan Documents by the Lender must be in writing to be effective and must be signed by the Lender.

                    (d) SEVERABILITY. If any provision of this Agreement or the other Amended Loan Documents shall be determined to be invalid, illegal or unenforceable in any jurisdiction, the validity, legality and enforceability of the remaining provisions, and of such provision in other jurisdictions, shall not be affected or impaired thereby.

                    (e) HEADINGS. Section headings are for convenience of reference only, and shall not affect the interpretation or meaning of any provision of this Agreement.

                    (f) GOVERNING LAW AMENDED. This Agreement and the other Loan Documents, and all transactions, assignments and transfers hereunder and thereunder, and all the rights of the parties, shall be governed as to validity, construction, enforcement and in all other respects by the laws of the Commonwealth of Massachusetts. The Obligors agree that the courts of the Commonwealth of Massachusetts or the United States District Courts in the Commonwealth of Massachusetts shall have jurisdiction to hear and determine any claims or disputes pertaining to the financing transactions of which this Agreement is a part and/or to any matter arising or in any way related to this Agreement or any other agreement between the Lender and the Obligors expressly submit and consent in advance to such jurisdiction in any action or proceeding.

                    (g) ENTIRE AGREEMENT. This Agreement constitutes the entire agreement between the parties, and supersedes all prior discussions and negotiations relating to the subject matter hereof. The terms of this Agreement cannot be changed or terminated orally, and shall be deemed effective as of the date accepted by the Lender by its duly authorized officer. This

Agreement and the other Amended Loan Documents may not be amended or terminated except by a writing signed by the party against whom enforcement thereof is sought.

         15. RELEASE. EACH OF THE OBLIGORS RELEASES, REMISES AND DISCHARGES THE LENDER, JOINTLY AND SEVERALLY, FROM ALL ACTIONS, CAUSES OF ACTIONS, SUITS, SUMS OF MONEY, COVENANTS, CONTRACTS, CONTROVERSIES, AGREEMENTS, PROMISES, VACANCIES, TRESPASSES, DAMAGES, JUDGMENTS, EXTENTS, EXECUTIONS, CLAIMS AND DEMANDS IN LAW OR EQUITY WHICH ANY OF THE OBLIGORS EVER HAD, NOW HAS OR WHICH ANY OF THEM SHALL HAVE AGAINST THE LENDER ARISING OUT OF ANY ACTION, OR INACTION OF THE LENDER IN CONNECTION WITH THE LOAN DOCUMENTS OCCURRING PRIOR TO THE DATE OF THIS AGREEMENT.

         16. JURY TRIAL WAIVER. EACH OF THE OBLIGORS WAIVES TRIAL BY JURY IN ANY COURT AND IN ANY SUIT, ACTION OR PROCEEDING ON ANY MATTER ARISING IN CONNECTION WITH OR IN ANY WAY RELATED TO THE FINANCING TRANSACTIONS OF WHICH THIS AND THE OTHER AMENDED LOAN DOCUMENTS ARE A PART OR THE ENFORCEMENT OF ANY OF THE BANK'S RIGHTS AND REMEDIES. THE OBLIGORS ACKNOWLEDGE THAT EACH MAKES THIS WAIVER KNOWINGLY, VOLUNTARILY, WITHOUT DURESS AND ONLY AFTER EXTENSIVE CONSIDERATION OF THE RAMIFICATIONS OF THIS WAIVER WITH THEIR ATTORNEYS.

         The parties hereto have executed this Agreement on the date first written above.

                               FIND/SVP, INC.



                                By ___________________________

                                   Its

                                FIND/SVP PUBLISHED PRODUCTS, INC.


                                By ___________________________

                                   Its

                                FIND/SVP INTERNET SERVICES, INC.


                                By ________________________________

                                   Its


                                STATE STREET BANK AND TRUST COMPANY


                                By ___________________________
                                     Arlene M. Doherty
                                     Its Vice President

STATE OF NEW YORK      )
                       ) ss.: City of New York
COUNTY OF NEW YORK     )

         On this the 22nd day of October, 1997, before me, the undersigned officer, personally appeared _________________, who acknowledged himself to be the __________ of FIND/SVP, INC. , a corporation, and that he, as such officer, being authorized so to do, executed the foregoing instrument for the purposes therein contained and acknowledged the same to be his free act and deed individually and as such officer, and the free act and deed of the corporation.

         In Witness Whereof, I hereunto set my hand.


                                                 --------------------------
                                                 Notary Public
                                                 My Commission Expires:


STATE OF NEW YORK      )
                       ) ss.: City of New York
COUNTY OF NEW YORK     )

         On this the 22nd day of October, 1997, before me, the undersigned officer, personally appeared ______________, who acknowledged himself to be the ____________ of FIND/SVP PUBLISHED PRODUCTS, INC., a corporation, and that he, as such officer, being authorized so to do, executed the foregoing instrument for the purposes therein contained and acknowledged the same to be his free act and deed individually and as such officer, and the free act and deed of the corporation.

         In Witness Whereof, I hereunto set my hand.


                                                 --------------------------
                                                 Notary Public
                                                 My Commission Expires: