Form 10-K
period 1997-12-31
FIND SVP INC
filed 1998-03-31
CIK 801338

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------

                                    FORM 10-K

        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       ----------------------------------

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended DECEMBER 31, 1997
                          -----------------
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file no.0-15152
                   -------

                              FIND/SVP, INC.
           ----------------------------------------------------
           (Exact name of Registrant as specified in its charter)

           NEW YORK                    13-2670985
           --------                    ----------
      (State or other juris-          (I.R.S. employer
      diction of incorporation        identification no.)
      or organization)


625 AVENUE OF THE AMERICAS, NEW YORK, NY 10011
----------------------------------------------
(Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code: (212) 645-4500
                                                    -------------

Securities registered pursuant to Section 12(b) of the Act: NONE
                                                            ----

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.0001 per share
            ---------------------------------------------------------
                                 Title of Class
                         ******************************

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     X                                   NO
   ---------------                            ---------------

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

                  As of March 16, 1998 the aggregate market value of the voting stock held by non-affiliates of the registrant was $3,506,928.
                                                      -----------

                  As of March 16,  1998  there were  7,107,269  shares of Common
                                                     ---------
Stock (par value $.0001 per share) outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                  Not applicable.

                                     PART I

                                     ITEM 1

                                    BUSINESS
GENERAL

         FIND/SVP, Inc. ("FIND/SVP" or the "Company") provides a broad consulting and business intelligence service substantially by telephone primarily to executives and other decision-making employees. The Company's strategy is to build a base of regular clients who will utilize the Company's resources for their research, business intelligence and information needs.

         The Company was formed under the laws of New York in 1969. In 1971, the Company became affiliated with SVP International S.A. ("SVP International") through a licensing agreement which gave the Company the right to the SVP name and provided access to the resources of 13 additional SVP affiliated companies located around the world.

         Through its Quick Consulting and Research Service Division ("QCS"), FIND/SVP provides retainer clients with access to the subject and technical expertise of its staff as well as the resources of a large information center. Within each retainer client's organization, specific individuals receive a Membership Card which entitles them to make telephone requests for consultation and research assistance. In response, the staff of QCS provides customized answers in rapid turnaround time, generally within two business days or less of the request. The QCS service is positioned to be an indispensable daily partner for decision-makers by providing, on a retainer basis, a cost-effective "quick consulting" service accessible by telephone. The service is designed to be a valuable resource to small and medium sized corporations that do not maintain in-house information centers and as a supplement to in-house resource centers of large corporations. At December 31, 1997, there were 2,266 QCS retainer clients and 16,859 Membership Cardholders. The Company intends to seek to expand its base of QCS retainer clients, and to offer these clients an expanded array of business intelligence research and information services.

         In addition to QCS, the Company offers the market research services of its Strategic Consulting and Research Division ("SRD"), which is designed to handle more extensive, in-depth custom market research and competitive intelligence requests, as well as customer satisfaction and loyalty programs. The QCS and SRD businesses represent the core competencies of the Company, which is to provide the expertise of its staff in an on-demand, research-for-hire, consulting relationship with small, medium and large sized corporations. The Company also produces several information products and publications through its Published Research Division.

         FIND/SVP's research resources include access to approximately 4,000 computer databases, approximately 9,000 of its own files organized by subject and by company, current and back issues of approximately 3,000 periodicals and journals and several thousand books and reference works. Through a licensing agreement, the Company is associated with the international SVP network of companies and correspondents providing similar services. This enables FIND/SVP to obtain information through approximately 1,000 additional consultants in the SVP worldwide network.

         During the fourth quarter of 1997, the Company determined it would re-focus its efforts on its core competencies. As such, the Company retained an investment banking firm to assist in effectuating the sale of various product lines included in its Published Research Division. It is the intention of management to maximize the profitability of its QCS and SRD units through the availability of management resources formerly utilized on the non-core business. As a result, the Company has recorded an impairment loss of $1,047,000 related to these assets. Additionally, as of December 31, 1997, as a result of this re-focus onto the core businesses, the Company reduced its general and administrative staffing and recorded a $155,000 restructuring charge related to this reduction. See "Non-Continuing Products and Services" for further discussion regarding the divestiture of the Company's Published Research Division.

         In order to further maximize the profitability of the QCS and SRD businesses, during March 1998, the Company instituted a formal cost cutting plan in its core businesses. The plan includes labor cuts of approximately 20 full-time employees along with reductions in part-time and independent contractor costs. The Company estimates the savings to be in excess of $1,000,000 annually prior to severance and related charges. The Company anticipates recording a charge for severance and related costs of approximately $325,000 in the first quarter of 1998. It is the expectation of management, but there can be no assurance, that these cost savings, combined with the sale of its Published Research Division assets and the vigorous cost cutting in non-labor areas during the latter part of 1997, will restore the Company to profitability from its ongoing operations during 1998.



SERVICES AND PRODUCTS

         The Company's services and products offer business executives fully integrated research, business intelligence and management advisory services in a broad range of industries and disciplines. The Company provides services to help clients acquire and use knowledge.

         FIND/SVP's research resources at December 31, 1997 include a staff of 130 consultants and researchers, a reference center which contains approximately 9,000 of its own subject and company files, access to approximately 4,000 computer databases, current and back issues of approximately 3,000 titles, and several thousand books and reference works, and a field investigation team with entree into public and private libraries in the New York area. Through a licensing agreement, the Company is associated with the international SVP network of companies and correspondents, which enables it to obtain information worldwide. See "SVP Network; Licensing Agreement With SVP International." The materials used in the generation of the Company's services and products are updated and checked by staff members. The Company has its own training program in which its employees participate.

SERVICES

         QUICK CONSULTING AND RESEARCH SERVICE ("QCS"). QCS provides clients with access to the staff and resources of a large information center which seeks to handle research requests in rapid turnaround time. Through QCS, the Company is in the business of providing, on a volume basis, customized answers to business questions on a wide variety of topics. The average cost to the client of each response is slightly more than $200. The service is offered only on a retainer basis. Retainer client organizations pay in advance, either monthly, quarterly, semi-annually or annually, a retainer fee. In return, the client organizations receive Membership Cards for their designated executives or employees. The Membership Card entitles each cardholder to use QCS and also offers preferential use of, and/or discounts on, the Company's other services and products. The dollar value of each client's question is measured based on time and complexity factors and this value is charged against the retainer fee. The Company monitors the client's "usage" of the service and if it proves to be substantially more (or less) than anticipated its future retainer may be adjusted to more accurately reflect the client's usage of QCS. Out-of-pocket expenses incurred to answer questions are invoiced in addition to retainer fees.

         Retainer clients call FIND/SVP with their research needs, give their card number and explain their request to consultants who are divided into the following six practice groups and four support teams:

         (a) THE CONSUMER PRODUCTS & SERVICES GROUP is responsible for research on retailing and apparel, home furnishings, cosmetics and toiletries, food and beverages, media and entertainment, publishing, sports and leisure, education, philanthropy, restaurants, food services, household products, appliances and furniture;

         (b)  THE  TECHNOLOGY,   INFORMATION  AND  COMMUNICATIONS  GROUP  covers
         Internet and on-line services, computers, software, electronic media and office equipment;

         (c) THE HEALTHCARE AND PHARMACEUTICALS GROUP covers products and services manufactured by and marketed to businesses in healthcare fields, including pharmaceuticals, medical and diagnostic equipment, biotechnology, health resources and clinical information;

         (d) THE FINANCIAL AND BUSINESS SERVICES GROUP handles requests on specific companies (except credit reports), economic trends, corporate finance, investment, insurance, real estate and mortgages, quality management methods, and provides annual reports and Securities and Exchange Commission documents on public companies;

         (e) THE INDUSTRIAL PRODUCTS AND SERVICES GROUP covers manufacturing, energy, chemicals, plastics, pulp and paper, metals and mining, transportation, environment, construction and agriculture;

         (f) THE MANAGEMENT ADVISORY GROUP handles requests on legal research, human resources research and accounting and tax issues;

         (g)  THE   INTERNATIONAL   TEAM   addresses   executive's   needs   for
         international   finance  and  trade,   global   corporate   competitive
         intelligence and worldwide management strategies;

         (h) THE DOCUMENTS TEAM locates and obtains copies of articles, documents, patents, books, pamphlets, catalogs, conference proceedings, government reports and product samples;

         (i) THE MARKETING TEAM covers direct marketing, advertising, sales promotions and demographics; and

         (j) INTERNET ADVISORY TEAM(TM) provides expert help with Internet research, hands-on training, on-site seminars, competitive intelligence, Web Site development assistance, Web marketing/trends and Internet user demographics.

     Client cardholders discuss their research needs with the Company's consultants and may obtain assistance in formulating their requests. After the request has been clarified, FIND/SVP's specialists find the needed information using a combination of the Company's available resources. After sifting through the findings, the consultants select what appears most relevant to the client's need and report, with commentary, as needed. Answers are delivered generally within two business days. Documentation of the findings can be sent by any one or a combination of the following methods: facsimile, courier, messenger, mail or electronic mail. QCS allows customers to benefit from a fast, convenient and confidential way to gather knowledge and use the multitude of research resources available today. Cardholders may ask questions on virtually any subject.

     Those requests requiring business intelligence from overseas are answered by one or more of the information centers in 13 SVP companies worldwide or by using special SVP correspondents in selected countries where no official SVP company exists.

     QCS is designed to handle client questions requiring less than approximately three hours of actual staff time. These are automatically covered by the retainer fee. Requests requiring a more extensive search or a lengthy written report are not covered by the QCS retainer program and are referred to the Company's Strategic Consulting and Research Division to be handled separately.

     QCS  activity  is  tracked  and  controlled  by  a  proprietary  management
information    system   called   QUESTRAC,    which   uses   recently   upgraded
state-of-the-art software technology. The program is based on the know-how provided by SVP France, the founders of the SVP concept of information by telephone. Input into the QUESTRAC system provides an exclusive and confidential database of information about each client and the information requested and handled for clients.

     At December 31, 1997, there were 2,266 retainer clients, a 0.7% decrease from December 31, 1996, and 16,859 holders of the Membership Card, a 4.5% decrease from December 31, 1996. However, the monthly fees billed to retainer clients (the retainer base) grew by 8.8% to $1,604,429. Approximately 50% of the top Fortune 100 industrial companies are QCS retainer clients. Revenues generated by QCS represented 64%, 65% and 65% of the Company's total revenues for the years ended December 31, 1997, 1996 and 1995, respectively.

     STRATEGIC CONSULTING AND RESEARCH DIVISION ("SRD"). SRD is designed to handle more in-depth custom market research and competitive intelligence assignments. The service is most often used by the Company's QCS retainer clients as a supplement to that service. Common project requests include customized market and industry studies, telephone surveys, competitive intelligence data-gathering and analysis assignments, acquisition studies and large information collection projects. Additionally, through the Customer Satisfaction and Loyalty Division, SRD provides customer satisfaction and loyalty programs. Through SRD, the Company provides research as well as interpretation and analysis. All projects are quoted in advance and billed separately. Revenues generated by SRD represented 17%, 15% and 14% of the Company's total revenues for the years ended December 31, 1997, 1996 and 1995, respectively.

NON-CONTINUING PRODUCTS AND SERVICES

     On December 9, 1997, the Board of Directors voted in favor of a plan to effectuate the sale of the Company's Published Research assets with the intention of removing the related product lines from the Company's business. The Company intends to sell virtually all assets held within its FIND/SVP Published Products, Inc. subsidiary. These include Published Research Studies, The Information Catalog and various newsletters, with the exception of a newsletter which is directed towards its Quick Consulting and Research client base. The Company has retained an investment banking firm to provide assistance to the Company in connection with the transaction. As of March 30, 1998, the Company has received several preliminary offers to purchase the assets held for sale. The Company expects the due diligence process to begin in April 1998.

     As a result, the Company has reported the carrying value of the assets held for sale at the lower of cost or their estimated net realizable values. As a result of the Company's decision, an impairment loss of $1,047,000 was recorded in December 1997. The Company has presented the assets held for sale as a separate line item on its consolidated balance sheet.

     On November 4, 1997, pursuant to an Asset Purchase and Sale Agreement (the "ETRG Sale Agreement") between FIND/SVP Published Products, Inc., a wholly owned subsidiary of the Company, and Cyber Dialogue Inc., FIND/SVP Published Products, Inc. sold certain assets held in its Emerging Technologies Research Group to Cyber Dialogue Inc. In accordance with the ETRG Sale Agreement, the Company will no longer operate its Multi-client Study business, its Continuous Advisory service and its Interactive Consumer newsletter. The Company received a $125,000 two-year note bearing interest at an annual rate of 10%. A principal payment of $31,250 plus accrued interest is due on May 4, 1998. Commencing on August 4, 1998 and on the fourth day of each November, February, May and August thereafter, quarterly principal payments of $15,625 plus accrued interest is due. The final payment is due November 4, 1999. The Company holds a security interest in the Emerging Technologies Research Group database as collateral on the note. The purchaser also assumed various liabilities in connection with the delivery of the above services and the Company will receive a 5% royalty for a two-year period on sales of the above services. Additionally, the Company retains the rights to its currently published off-the-shelf studies produced from data contained within previously issued multi-client studies.

     Revenues generated by FIND/SVP Published Products, Inc. represented 19%, 20% and 21% of the Company's total revenues for the years ended December 31, 1997, 1996 and 1995, respectively.

     On December 9, 1997, the Board of Directors voted in favor of a plan to cease operations of its FIND/SVP Internet Services, Inc. subsidiary as of December 31, 1997. Accordingly, the Company recorded a charge of $500,000 in the fourth quarter of 1997 related to the closing of the subsidiary. The charge included $35,000 of severance, all of which will be paid by March 31, 1998. The remainder of the charge included deferred charges of $408,000, $16,000 of shut-down costs payable in the first quarter of 1998, and rent expense of $41,000 for the first quarter of 1998 as the Company intends to sublease the space or to be relieved of its obligation for 10,000 square feet of office space by the landlord during the second quarter of 1998. The Company does not expect additional charges in connection with this transaction.

     Revenues from FIND/SVP Internet Services, Inc. represented less than 1% of the Company's revenues for 1997.

     Based on the decisions to effectuate the sale and discontinuance of various product lines and services, the Company reduced its general and administrative staff as of December 31, 1997. Accordingly, the Company recorded a $155,000 restructuring charge as of December 31, 1997.

POTENTIAL RELATED SERVICES AND PRODUCTS

     The Company plans to expand its services through continued internal development during 1998. Upon completion of the sale of the majority of the assets held in FIND/SVP Published Products, Inc., the Company will consider exploring possible acquisitions of consulting, research or information properties and companies whose primary markets are the same as FIND/SVP's market and which would be accretive to the Company's earnings. There are no commitments or understandings in this regard and no assurance can be given that the Company will in fact conclude any acquisitions or internally develop any related services. The foregoing plans are subject to, among other things, the availability of funds for these purposes.

SVP NETWORK; LICENSING AGREEMENT WITH SVP INTERNATIONAL

     Through licensing agreements with SVP ("S'il Vous Plait") International, 14 companies (the "SVP companies"), including FIND/SVP, form an international network of information centers. Since each SVP company is based in a different country, the network has provided the means by which the Company can obtain international information requested by its clients which it may not maintain in its library or have access to if generated by or located in another country. When an SVP company accesses the information center of another SVP company it is charged a fee for the services provided thereby. Each SVP company is linked to the SVP network primarily by virtue of its licensing agreement. In 1971, the Company entered into its licensing agreement with SVP International (formerly SVP Conseil), which was amended in 1981, and obtained the U.S. rights, in perpetuity, to the SVP name and know-how and access to the SVP International network. Pursuant thereto, SVP International assisted in the creation, implementation, development and operation of the Company. The Company has agreed, pursuant to such licensing agreement, to use its best efforts to have a person selected by SVP International elected to the Board of Directors of the Company; pursuant to such provision, Brigitte de Gastines, General Manager of SVP International, is also a director of the Company. In addition, Jean-Louis Bodmer, Chief Executive Director, SVP, S.A., is a director of the Company. Historically, SVP International has engaged in periodic telephonic conversations and meetings with the Company. By virtue thereof, the Company has benefited from exchanges of knowledge with SVP International with respect to any enhancements made to SVP International's information retrieval or billing systems or other proprietary know-how.

     During the first quarter of 1998, SVP (including affiliates) increased its ownership in the Company to approximately 37% of the then outstanding common shares, excluding outstanding warrants, from 18.7% of the outstanding common shares, excluding outstanding warrants, at December 31, 1997. Concurrent with the increased ownership, SVP has increased their management involvement in and physical presence at the Company during the first quarter of 1998, and it is expected that this will continue into the future. SVP's management involvement currently includes participation in management meetings and the key decision making process as it relates to implementing the 1998 management plan.

     The license agreement provides that SVP International will not compete with the Company in the United States or enter into any agreement or arrangement with respect to services similar to those offered by the Company with any entity which operates or proposes to operate such services in the United States. The Company, in return, agreed to pay SVP International royalties of $18,000 per year, plus 1.2% of the gross profit from all publications included in FIND/SVP's gross revenue less than $10,000,000 for such year, and 2% of the amount of FIND/SVP's non-publishing gross revenues for each such year, derived from certain of its services in excess of $2,000,000 but less than $4,000,000 and 1% of the amount of such non-publishing gross revenues in excess of $4,000,000 but less than $10,000,000. Royalty expense to SVP International totaled $131,000, $137,000 and $139,000 in 1997, 1996 and 1995, respectively.

MARKETS AND CUSTOMERS

     The market for FIND/SVP's services and products is comprised primarily of business executives in a variety of functions, including top management and marketing, planning, marketing research, sales, information/library, legal, accounting, tax and new products. FIND/SVP's primary market, in terms of client organizations, consists of medium to small sized companies. Larger corporations are, however, among the Company's clients. In certain cases, the service is sold to more than one department or division of a large corporation. The Company's appeal to medium to small sized corporations is primarily based on the fact that these companies do not ordinarily maintain their own resource libraries and when they do, they are generally not comprehensive. Large corporations, on the other hand, often maintain in-house resource centers. Consequently, these corporations may perceive the Company's QCS service as unnecessary. The Company believes, however, that in-house corporate libraries are generally not as comprehensive. Therefore, QCS may be perceived as a valuable supplemental resource. In addition, in-house centers are good prospects for the Company's other services. Overall, the factors that will affect the growth of the Company's potential market and its ability to penetrate it include:

(1) the market's perception of the need for and value of consulting, business intelligence and research services; (2) the trends in the use of internal information centers and databases; and (3) the Company's ability to extend its personal selling efforts throughout the country.

SALES AND MARKETING

     The Company's primary marketing focus is to expand its QCS retainer client base. In addition to generating revenues from the QCS services, the retainer client base serves as a ready-made marketplace for SRD and other potential services of the Company. QCS is marketed through a combination of advertising, direct mail, exhibits and sales promotion activities. Qualified leads are followed up by FIND/SVP's sales force. These leads are supplemented by referrals and cold-call selling efforts. The Company's other services are promoted through flyers, newsletters and personal sales efforts. The cost of the Company's advertising and public relations efforts are modest.

     The Company currently signs 75 to 100 new retainer clients annually which are generated from leads within the Published Research area. The Company intends to negotiate with potential buyers of the Published Research assets the right to continue to receive leads into the future. There can be no assurance that the lead flow from these assets will continue.

COMPETITION

     The Company faces competition from three distinct sources: (1) other research and information services, (2) in-house corporate research centers, and
(3) institutions that sell information directly to end-users.

     The Company is aware of several other smaller fee-based on-demand business information services in the United States. The Company believes that of these companies it is the largest in terms of revenues and staff size. The Company believes that the competition may be more significant from organizations such as Arthur D. Little, Stanford Research Institute and The Conference Board which have research capabilities with call-in-service for reference type questions. To date, however, the call-in-service feature has not been emphasized by these companies. Although the Company is not aware of direct competitive companies with larger staffs and revenues, there is no assurance that as the information industry expands, more competitive companies will not enter the market. In addition, there is no assurance that a competitive company will not develop a superior product or service. The Company believes, however, that by reason of its experience in the industry, its association with the SVP network and its intent to closely monitor the information industry, it will be able to compete effectively with any potential competitors.

     In-house corporate information and research centers present perhaps the most significant source of competition for the Company today. Large corporations, in an effort to stay on top of the vast amount of information available, began to develop in increasing numbers, in-house libraries and information centers for their employees. While the Company believes that its own information center serves the added functions of analysis and generation of information and is larger and better staffed than a majority of these corporate resource centers, there is no assurance that a significant number of these large companies will choose to utilize the Company's services and products.

     The advent of on-line databases, the Internet and CD-ROM products has increased the ability of companies to perform information searches and other research for themselves. Consequently, to the extent companies perceive they can directly access on-line databases and CD-ROM products, FIND/SVP competes with information producers that sell to end-users. The Company believes, however, that its consultants deliver a value-added service based on their technical expertise and their ability to search more information products more quickly than most end users, thereby delivering a more thorough and economical service. There is no assurance, however, that companies which develop extensive resource centers will not accordingly staff them with equally productive personnel.

EMPLOYEES

     As of December 31, 1997, the Company had 228 full-time employees, including 3 executive officers, 38 marketing and sales employees, 130 consultants and research employees, 18 publishing employees, and 39 administrative and general personnel. During March 1998, the Company instituted a formal cost cutting plan which eliminated approximately 20 full time positions.

     The Company's ability to develop, market and sell its services and to establish and maintain its competitive position will depend, in part, on its ability to attract and retain qualified personnel. While the Company believes that it has been successful to date in attracting such personnel, there can be no assurance that it will continue to do so in the future. The Company is not a party to any collective bargaining agreements with its employees. It considers its relations with its employees to be good.

                                     ITEM 2

                                   PROPERTIES

     In December 1986, the Company entered into a fifteen and one-half year lease agreement relating to premises at 625 Avenue of the Americas, New York, New York, which premises became the offices of the Company on May 7, 1987. During 1992, the lease was extended an additional three years. The annual rental payment in 1997 was $864,000 and is subject to scheduled fluctuations in succeeding periods. For financial statement reporting purposes, rent has been recorded on a straight line basis. Accordingly, scheduled payments on this lease through December 31, 1997 exceeded rent recorded through December 31, 1997 by $44,000. As of December 31, 1996 rent recorded on this lease exceeded scheduled payments by $126,000. (See Note 3 of Notes to Consolidated Financial Statements.) The lease agreement covers approximately 32,000 square feet of space.

     In August 1994, the Company entered into a five year lease agreement relating to premises at 641 Avenue of the Americas, New York, New York, which premises became the offices of the Company's wholly-owned subsidiary, FIND/SVP Published Products, Inc., on September 1, 1994. The rental payments in 1997 totaled $267,000. This lease agreement covers approximately 20,000 square feet of space, of which 10,000 square feet was occupied in September 1994 and the additional 10,000 square feet was occupied in April 1995. In March 1995, the Company executed a separate ten year lease covering an additional 20,000 square feet of space at 641 Avenue of the Americas, which was occupied in August 1995 by the Strategic Consulting and Research Division. The rental payments in 1997 totaled $436,000, and is subject to scheduled increases in succeeding periods. For financial statement reporting purposes, rent has been recorded on a straight line basis. Accordingly, rent recorded through December 31, 1997 and 1996 on these leases exceeded scheduled payments by $156,000 and $71,000, respectively. (See Note 3 of Notes to Consolidated Financial Statements.) In connection with the execution of the March 1995 lease, the August 1994 lease was extended to a ten year term.

     In conjunction with the closing of FIND/SVP Internet Services, Inc., the Company is currently negotiating with its landlord for its release from its obligation for 10,000 square feet originally occupied in April 1995 of the office space at 641 Avenue of the Americas, noted above. The Company believes that if it is granted a release, it would be at no cost to the Company. Further, the Company intends to sublease the space if it is not granted a release, and it expects this can be done at terms similar to its existing lease. The outcome of these discussions should occur early in the second quarter of 1998. As of December 31, 1997 the Company has accrued $41,000 for rent expense on this space through March 31, 1998 in connection with the closing of FIND/SVP Internet Services, Inc. Additionally, the Company has begun discussions with the landlord regarding an additional 10,000 square feet of space, noted above, at 641 Avenue of the Americas originally occupied in September 1994, pending the sale of assets in its FIND/SVP Published Products, Inc. subsidiary. The Company believes a similar outcome will occur in regards to this 10,000 square feet as occurs in regards to the previously mentioned discussions. Any rent expense incurred during the negotiating period will be expensed when incurred. The Company will continue to maintain the 20,000 square feet of space at 641 Avenue of the Americas, occupied in August 1995, noted above.

                                     ITEM 3

                                LEGAL PROCEEDINGS

     On May 30 1997, Asset Value Fund Limited Partnership ("Asset Value"), a shareholder in the Company, commenced an action in the United States District Court for the Southern District of New York entitled ASSET VALUE FUND LIMITED PARTNERSHIP V. FIND/SVP, INC. AND ANDREW P. GARVIN, Civil Action No. 97 Civ. 3977 (LAK). The complaint alleged that between October 1995 and August 1996 the Company and its president made certain oral misstatements to Paul Koether, the principal of Asset Value, concerning the financial condition of the Company and that those misstatements induced Asset Value to buy more shares of the Company and to refrain from selling the shares it already held. The complaint alleged that those misstatements give rise to causes of action for violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and for fraud, breach of fiduciary duty and negligent misrepresentation. The complaint demanded compensatory damages in excess of $1.5 million and punitive damages in excess of $5 million, as well as costs and attorneys' fees.

     On August 13, 1997, the Company was served with an amended complaint which alleged that between January 1996 and August 1996, the Company and its president made certain misstatements concerning the financial condition of the Company and that those misstatements induced Asset Value to buy more shares of the Company and to refrain from selling the shares it already held. The amended complaint alleged that those misstatements give rise to causes of action for violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and for common law fraud. The complaint demanded compensatory and punitive damages in an amount to be determined at trial, as well as costs and attorneys' fees. On September 29, 1997, the Company and Mr. Garvin moved to dismiss the amended complaint.

     On December 3, 1997, Asset Value commenced an action in the Supreme Court of the State of New York, County of New York entitled ASSET VALUE FUND LIMITED PARTNERSHIP V. BRIGITTE DE GASTINES AND JEAN-LOUIS BODMER, Index No. 606165/97. The defendants are two of the Company's directors. The complaint sought to remove the defendants as directors under New York Business Corporation Law
Section 706(d) because of their alleged failure to attend meetings of the board and because they considered and approved financing transactions by the Company involving Amalia, S.A. and/or SVP, S.A. which allegedly constituted self-dealing by the defendants. On December 30, 1997, the defendants removed this action to the United States District Court for the Southern District of New York.

     On January 20, 1998 Asset Value and the Company entered into a settlement agreement pursuant to which Asset Value dismissed with prejudice the two pending actions described above. Furthermore, Asset Value agreed that for five years neither Asset Value nor Paul Koether will purchase, either directly or indirectly, any shares of stock in the Company, or own or control, either directly or indirectly, any shares of stock in the Company. In return, the Company, through proceeds from its insurance company, paid Asset Value legal fees and disbursements in the amount of $110,000 and together with SVP, S.A. bought Asset Value's 900,000 shares of stock in the Company at a price of $1.25 per share on February 20, 1998. As such, there will be no financial statement impact from this transaction. (The Company bought 274,400 of those shares, and SVP, S.A. bought 625,600 of those shares.) In addition, the Company agreed that if within two years (a) the Company sells all or substantially all of its assets, (b) the Company is merged into or combined with another company, (c) any person acquires a majority of the outstanding shares of the Company pursuant to a tender offer, (d) the Company is taken private, or (e) the Company undergoes a recapitalization or restructuring, and in any such case the shareholders of the Company receive consideration (whether cash, securities or otherwise) of more than $1.25 per share, then, immediately after the consummation of such transaction, the Company will pay to Asset Value an amount equal to 900,000 times the difference between $1.25 and the amount paid to the shareholders up to a maximum difference of $1.75 per share (i.e., a maximum price of $3.00 per share).

                                     ITEM 4

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         There have been no matters submitted to a vote of security holders during the quarter ended December 31, 1997.

                                     PART II
                                     ITEM 5

                      MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         The Common Stock, par value $.0001 per share, of the Company ("Common Stock") is traded on the over-the-counter market with quotations reported on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol "FSVP". The following table sets forth the high and low closing trade prices for the Common Stock for the periods indicated.

PRICE RANGE                         HIGH             LOW

1997
COMMON STOCK
1st Quarter                         2                1 1/4
2nd Quarter                         1 1/2            1 3/16
3rd Quarter                         1 3/8            1
4th Quarter                         1 9/32           3/4

1996
COMMON STOCK
1st Quarter                         2 3/8            1 13/16
2nd Quarter                         3 1/16           2 1/8
3rd Quarter                         3 1/4            2
4th Quarter                         2 1/4            1 13/16

     On December 31, 1997, there were approximately 994 holders of record of the Common Stock. Such numbers do not include shares held in "street name."

     On February 27, 1998, the Company received notification from the NASDAQ Stock Market, Inc. ("NASDAQ") that the Company is not in compliance with the new minimum bid price requirement which became effective on February 23, 1998. In order to regain compliance with this standard the Company's common shares must have a closing bid price at or above the minimum for at least ten consecutive trading days by no later than May 28, 1998. The standard requires a minimum closing bid price of $1.00 per share. If compliance is not met, NASDAQ will issue a delisting letter which will identify the review procedures. The Company may request review at that time, which will generally stay delisting. As of March 30, 1998, the Company has not met such requirement.

     As of December 31, 1997, the Company is not in compliance with the NASDAQ net tangible asset requirement. Per discussions with NASDAQ, the Company is including a pro-forma net tangible asset statement including the $1,000,000 capital contribution from SVP, S.A. received in 1998. NASDAQ has informed the Company that since this statement shows pro-forma net tangible assets which are in compliance with the NASDAQ requirement, it will consider the Company to be in compliance.


                          Pro-Forma Net Tangible Assets

                 Total assets at December 31,
                   1997                                 $12,481,000
                 Less: Goodwill, net                       (117,000)
                 Less: Liabilities                      (11,263,000)
                                                        -----------
                                                          1,101,000

                 Capital received from SVP,
                   S.A. during  first quarter
                   of 1998                                1,000,000
                                                       ------------
                 Pro-Forma Net Tangible Assets           $2,101,000
                                                       ============

     The National Association of Securities Dealers, Inc. (the NASD), which administers NASDAQ recently made changes in the criteria for continued NASDAQ eligibility. The Company's failure to meet NASDAQ's maintenance criteria in the future may result in the discontinuance of the inclusion of its securities in NASDAQ. In such event, trading, if any, in the securities may then continue to be conducted in the non-NASDAQ over-the-counter market in what are commonly referred to as the electronic bulletin board and the "pink sheets". As a result, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the market value of the securities. In addition, the Company would be subject to a Rule promulgated by the Securities and Exchange Commission (the "Commission") that, if the Company fails to meet criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the rule may have an adverse effect on the ability of broker-dealers to sell the securities, which may affect the ability of purchasers in the offering to sell the securities in the secondary market.

DIVIDEND HISTORY AND POLICY

     The Company has never paid cash dividends on its Common Stock and anticipates that, for the foreseeable future, it will continue to follow a policy of retaining earnings to finance the expansion and development of its business. The Company's debt agreements restrict the payment of dividends.

RECENT FINANCING

         In connection with the sale of notes and warrants to SVP, S.A. in August 1997, as described in Item 7, the Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and utilized the net proceeds of the financing for working capital purposes.

                                     ITEM 6
                             SELECTED FINANCIAL DATA

         The following financial data set forth below is derived from the consolidated financial statements of the Company.

STATEMENTS OF OPERATIONS

                                                                               YEARS ENDED DECEMBER 31,
                                                                                (Amounts in thousands)

                                                         1997            1996             1995             1994            1993
                                                         ----            ----             ----             ----            ----
Revenues                                              $32,027         $30,525          $28,606          $24,357         $20,257
Operating (Loss) Income                               (3,136)           (824)            1,050            1,144             726
Cumulative effect of
 change in Accounting for
 income taxes                                              -               -                 -                -             157
Net (Loss) Income                                     (2,852)           (719)              476              673             726

(Loss) Earnings per Common
 and Common Stock Equivalent Share
 (Loss) Income before
  cumulative effect of
  change in accounting
     Basic                                             (.43)           (.11)              .08              .11              .09
     Diluted                                           (.43)           (.11)              .07              .10              .09
 Cumulative effect of
  change in accounting for
  income taxes
     Basic                                                 -               -                -                -              .03
     Diluted                                               -               -                -                -              .02
 Net (Loss) Income Per
  Common and Common Stock
  Equivalent Share
     Basic                                             (.43)           (.11)              .08              .11              .12
     Diluted                                           (.43)           (.11)              .07              .10              .11

 Weighted Average Number
  of Common and Common Stock
  Equivalent Shares
  Outstanding
     Basic                                             6,593            6,434            6,217            6,198           6,175
     Diluted                                           6,593            6,434            6,672            6,660           6,537
 Cash Dividends Declared
  Per Common Share                                         -               -                -                 -               -


BALANCE SHEET DATA
                                                                                      DECEMBER 31,
                                                                                 (Amounts in thousands)
                                                        1997             1996             1995              1994             1993
                                                        ----             ----             ----              ----             ----
Working Capital                                       $1,016           $3,930           $3,854            $2,796           $2,713
Total Assets                                          12,481           12,946           11,445             9,705            7,050
Long-Term indebtedness
 excluding amounts
 currently payable                                     3,801            3,826            2,896             1,191              207
Shareholders' Equity                                   1,218            4,059            4,659             4,160            3,495

                                     ITEM 7

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

          The growth strategy implemented by the Company during the fourth quarter of 1996 when the Company closed a $2.5 million financing arrangement (12% subordinated notes, and warrants to purchase common stock, of the Company) has resulted in a significant increase in operating expenses during 1997. However, revenues, which grew by 4.9% to $32,027,000 for 1997, were significantly below expectation for the year. The Company reported in its Quarterly Report on Form 10-Q for the three months ended September 30, 1997, that it began slowing the growth of operating expenses, and reported a decline in its direct costs as a percentage of revenues to 56.7% for the third quarter of 1997 compared to 58.2% for the first six months of 1997. The trend remained steady during the fourth quarter of 1997 as direct costs were 56.7% of fourth quarter 1997 revenues. Additionally, during the fourth quarter of 1997, selling, general and administrative expenses were reduced to 44.9% of revenues, compared to 47.7% of revenues for the first nine months of 1997.

          During the fourth quarter of 1997, the Company decided to abandon the growth strategy implemented during the fourth quarter of 1996 and to re-focus its efforts on its core competencies. The Company's remaining services will come from the Quick Consulting and Research Service ("QCS") and the Strategic Consulting and Research Division ("SRD"), its research-for-hire businesses. As such, during the fourth quarter of 1997 the Company sold virtually all the assets of its Emerging Technologies Research Group ("ETRG"), and retained an investment banking firm to effectuate the sale of virtually all the remaining assets of its Published Research Division. During the fourth quarter of 1997, the Company recognized a loss on the sale of the ETRG assets of $28,000 and recorded an impairment loss of $1,047,000 on the remaining assets of the Published Research Division held for sale. The Company anticipates the sale to occur during the second quarter of 1998, but there can be no assurances in this regard. The revenues from Published Research accounted 19%, 20% and 21% of the Company's total revenues during 1997, 1996 and 1995, respectively. As such, overall revenues for 1998 are expected to decline versus 1997.

          Additionally, the Company ceased operation of its FIND/SVP Internet Services, Inc. subsidiary as of December 31, 1997. The original intention of this subsidiary was to provide services to the consumer oriented market via the Internet. The Company decided not to make any additional investments in this service. Accordingly, the Company has written down the assets in this subsidiary by $408,000, to zero. Additionally, the Company has accrued $35,000 of severance cost, all of which will be paid by March 31, 1998, $16,000 of shut-down costs to be paid in the first quarter of 1998 and rent expense of $41,000 to cover rents payable in the first quarter of 1998 while the Company negotiates the release of its obligations with the landlord. If any additional rents are incurred, they will be expensed in 1998.

     On January 15, 1998, the Company entered into an agreement with SVP, S.A. ("SVP") pursuant to which SVP purchased $1,000,000 of the common stock, par value $.0001 per share, of the Company ("common stock") at $1.25 per share. The transaction was completed in two parts. The Company issued 600,000 shares to SVP and issued a $250,000 Convertible Note on January 15, 1998. The Note converted into 200,000 shares on February 20, 1998 when those shares became available to issue in connection with the Company's litigation settlement. See Item 3, Legal Proceedings.

     With this transaction, coupled with additional shares purchased by SVP in conjunction with the settlement of a lawsuit (See Item 3, Legal Proceedings), SVP and its affiliates currently own approximately 37% of the then outstanding shares in the Company, excluding outstanding warrants. This ownership percentage has triggered clauses in the employment contract of the President of the Company and in the severance agreements for two executive officers which would allow them to resign due to a defined change in control and receive severance in accordance with their respective agreements. In consideration of SVP providing two $1,000,000 letters of credit, in March 1998, to secure the Company's debt agreements with a commercial bank, on March 29, 1998, the President waived his rights related to the change of control provision in his contract, only as it relates to the holdings of SVP, S.A. and its affiliates, in the Company. To date the two executive officers have not expressed intent on exercising such clause in their respective agreements. If the two executive officers were to tender their resignation based on this event, the liability would be approximately $340,000, payable over a one year period, plus the vesting of 77,000 currently non-exercisable options.

     During 1997, the Company had net borrowings of $1,249,000 under its Commercial Revolving Promissory Notes (the "Note") with State Street Bank and Trust Company (the "Bank"). The original note with the Bank was scheduled to expire in April 1997, but was extended in April and October 1997. The Company signed an additional $1,000,000 line of credit with the Bank in October 1997 secured by SVP, S.A. The second extension of the Note included terms which expired on December 31, 1997, but which would be automatically renewed through March 26, 1998, if the Company received a capital contribution of no less than $1,000,000. The Company had a letter of intent as of December 31, 1997 for the required capital contribution. The capital was received during the first quarter of 1998 and the extension was granted through March 26, 1998.

     On March 30, 1998, the Company signed a term sheet with the Bank to extend the terms of the Note until March 25, 1999. The amount available under the Note will be reduced to $1,000,000, less outstanding letters of credit, which were $148,000 as of March 30, 1998. On March 27, 1998, SVP provided credit support for the Note in the form of a $1,000,000 letter of credit. Additionally, SVP provided a second letter of credit to secure the two five-year term notes. The dollar amount of the second letter of credit will at all times equal the lesser of (a) the aggregate principal amount of the term loans or (b) $1,000,000. The interest rate on the Note will be the Bank's prime rate plus one-quarter of one percent (currently 8.75%).

     Based on the financial circumstances of the Company, and the decision to sell or shut down various product lines and services, as of December 31, 1997 the Company reduced its general and administrative staffing. Accordingly, a restructuring charge of $155,000 was recorded at December 31, 1997.

     On March 27, 1998, the Company implemented a cost cutting plan which includes the reduction of approximately 20 full-time positions in its core businesses. As such, the Company expects to record a charge for severance and related costs of approximately $325,000 during the quarter ended March 31, 1998. The Company believes this action, coupled with the reduction in general and administrative staff at the end of 1997 and significant cost reductions in non full-time labor during the second half of 1997, will significantly improve its ability to return to profitability in 1998, but there can be no assurances in this regard.

REVENUES

     The Company's revenues increased by $1,502,000 or 4.9% to $32,027,000 in 1997 and by $1,919,000 or 6.7% to $30,525,000 in 1996 from $28,606,000 in 1995.
The increase in 1997 was due to revenue increases in the Company's Quick Consulting and Research Service area and the Strategic Consulting and Research area, partially offset by a decline in Published Research revenues. The increase in 1996 was due to revenue increases in all facets of the Company.

     The Company's Quick Consulting and Research Service revenues grew by $798,000 or 4.1% to $20,516,000 in 1997 and by $1,086,000 or 5.8% to $19,718,000
in 1996. The increases in 1997 and 1996 were due to an increase in the average retainer fee paid per client, due primarily to an increase in fees.

     Revenues in the Strategic Consulting and Research area of the Company increased $993,000 or 22.3% to $5,443,000 in 1997 and $496,000 or 12.5% to
$4,450,000 in 1996. The increases were due primarily to an increase in the number of assignments and their average size, resulting from improved marketing. The increase in 1997 versus 1996 as a percentage of revenue was stronger than that of 1996 versus 1995 as this unit experienced weakness during the third quarter of 1996 which reduced the overall increase compared to 1995. The Customer Satisfaction and Loyalty Division accounted for 15.7%, 17.8% and 18.5% of the Strategic Consulting and Research area's revenue for 1997, 1996 and 1995, respectively.

     Revenues of Published Research decreased $210,000 or 3.5% to $5,839,000 in 1997 and increased $872,000 or 16.8% to $6,049,000 in 1996. The decrease in 1997 was primarily due to lower revenues from the Emerging Technologies Research Group which was sold during the fourth quarter of 1997, coupled with reduced print sales of published studies, partially offset by increased revenues from third-party on-line vendors. The increase in 1996 was due primarily to increased sales of published studies both in print and electronic format and the sales of the Emerging Technologies Research Group's multi-client studies and the Continuous Advisory Service (which began in June 1996).

     The Company operates a small newsletter publishing operation. However the newsletters that are produced generated less than 1% of the Company's revenues in 1997, 1996 and 1995.

DIRECT COSTS

     Direct costs increased by $1,053,000 or 6.1% to $18,402,000 in 1997 and by $1,684,000 or 10.8% to $17,349,000 in 1996 from $15,665,000 in 1995. Direct costs represented 57.5%, 56.8% and 54.8% of revenues, respectively, in those years. The increase in total direct costs is due to new service offerings, such as the Continuous Advisory Service in the Emerging Technologies Research Group, a part of Published Research, which began in June 1996, and the planned expansion of current services. The changes in the percentage of revenue is due mainly to the timing of costs related to the expansion of services versus the timing of the incremental revenue. Virtually all of the assets of the Emerging Technologies Research Group were sold during the fourth quarter of 1997. During the fourth quarter of 1997, direct costs were $4,592,000 or 56.7% of the fourth quarter 1997 revenues. This compares to 1996 fourth quarter direct costs of 4,661,000 or 62.6% of fourth quarter 1996 revenues.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased by $1,861,000 or 14.1% to $15,059,000 or 47.0% of revenues in 1997 and by $1,307,000 or 11.0% to
$13,198,000  or 43.2% of revenues in 1996 from  $11,891,000 or 41.6% of revenues in 1995. The increase in expenses in the selling, general and administrative areas is due to the investment in sales and promotional efforts to generate incremental revenues in accordance with the Company's growth plans and to support the planned growth of the operating units. During the fourth quarter of 1997, the Company began slowing down the rate of growth in these areas. As such, as a percentage of revenues in the fourth quarter of 1997, selling, general and administrative expenses were 44.9% of fourth quarter revenues versus 47.7% through the first nine months of 1997.

     Additionally, on December 31, 1997, the Company reduced its general and administrative staff, and accordingly, the Company recorded a severance charge of $155,000 in the fourth quarter of 1997.

     The Company's lease for its main premises includes scheduled rent increases over the 15-year lease term. Financial Accounting Standards Board Statement No. 13 ("FASB No. 13") requires that rent expense under these circumstances be recognized on a straight-line basis. Accordingly, rent expense will exceed the amount actually paid in the first third of the lease, will be approximately equal to the amount actually paid in the middle third of the lease and will be less than the amount actually paid in the final third of the lease. Partly as the result of the lease renegotiations in 1992 which extended the lease term for three additional years with a reduced base rent for those years, rent payable exceeded rent expense by $170,000 in 1997 for the main premises. The Company's lease for additional premises includes scheduled rent increases over the 10-year lease term. FASB No. 13 requires that rent expense be recognized on a straight-line basis. As a result, rent expense exceeded rent payable by

$85,000 in 1997 for the additional premises. In 1997, 1996 and 1995, total accrued rent payable decreased by $85,000, $71,000 and $182,000, respectively. See Note 3 of Notes to Consolidated Financial Statements.

IMPAIRMENT LOSS

     Due to continued weakness in the Published Research Division, and a plan to re-focus the Company's attention on its core competencies, during the fourth quarter of 1997, the Company decided to sell the majority of assets held in this Division, and, accordingly has retained the services of an investment banking firm to effectuate the sale. As a result, the Company has reported the carrying value of the assets held for sale at the lower of cost or their estimated net realizable values. As a result of the Company's decision, an impairment loss of $1,047,000 was recorded in December 1997. The Company has presented the assets held for sale as a separate line item in its December 31, 1997 consolidated balance sheet. Discussions with potential buyers are in the early stages, and, accordingly, the Company will review its estimated net realizable values as additional information becomes available.

     The aforementioned charge included write-downs of inventory of $517,000, fixed assets of $405,000, goodwill of $102,000 and deferred charges of $23,000. There are no cash implications relating to this charge.

SALE OF ETRG ASSETS AND ASSET DISPOSAL

     During the fourth quarter of 1997, the Company sold certain assets held in its Emerging Technologies Research Group ("ETRG"). The Company recorded a $28,000 loss related to this sale. In accordance with the terms of the Agreement, the Company received a two-year $125,000 Note bearing interest at an annual rate of 10% and has retained a security interest in the ETRG database. A principal payment of $31,250 plus accrued interest is due on May 4, 1998. Commencing on August 4, 1998, and on the fourth day of each November, February, May and August thereafter, quarterly principal payments of $15,625 plus accrued interest is due. The final payment is due November 4, 1999. As a result of this transaction, the Company will no longer operate its multi-client study business, its Continuous Advisory Service and its Interactive Consumer Newsletter. The Company has retained the rights to its currently published off-the-shelf studies and will receive a 5% royalty on sales of the above services for a two-year period.

     During the fourth quarter of 1997, the Company ceased operations of its FIND/SVP Internet Services, Inc. subsidiary. Accordingly, the Company has written down the assets in this subsidiary by $408,000, to zero. Additionally, the Company has accrued $35,000 of severance cost, all of which will be paid by March 31, 1998; $16,000 of shut-down costs to be paid in the first quarter of 1998; and, rent expense of $41,000 to cover rents payable in the first quarter of 1998 while the Company negotiates the release of its obligations with the landlord. If any additional rents are incurred, they will be expensed in 1998.

RESTRUCTURING CHARGE

          In conjunction with the Company's decision to re-focus its efforts on its core competencies, the Company reduced its general and administrative staff on December 31, 1997. Accordingly, the Company recorded a $155,000 restructuring charge during the fourth quarter of 1997, all of which will be paid in 1998.

          Due to lower than expected revenues and profits in the Published Research Division during the third quarter of 1996, and due to the anticipation of a more aggressive growth strategy which integrated the products and services of the Company, the Company announced and immediately began implementing a plan to restructure and consolidate operations, which included the re-organization of its operating units and a change in the method of marketing and cross-selling its various products. This plan resulted in a pre-tax charge of $802,000 during the third quarter of 1996.

          The charge included a writedown of certain Published Research products and deferred charges of $490,000, severance and retirement charges of $167,000, charges relating to marketing and planning materials which will not be used after the restructuring of $117,000 and charges for the consolidation and reduction of several small, unprofitable product groups of $28,000, of which $47,000 and $122,000 in severance and retirement payments has been included in accrued expenses as of December 31, 1997 and 1996.

OPERATING (LOSS) INCOME

          The Company's operating losses were $3,136,000 in 1997 and $824,000 in 1996 as compared to operating income of $1,050,000 in 1995. The operating loss in 1997 was primarily due to increased operating expenses during 1997 without the commensurate level of increased revenues resulting in a loss from operations of $1,434,000, coupled with the recording of an impairment loss on assets held for sale of $1,047,000, a charge of $500,000 for an asset disposal and restructuring charges of $155,000. The operating loss in 1996 was due primarily to an $802,000 restructuring charge in the third quarter of 1996, coupled with an increase in direct costs and selling, general and administrative expenses as a percentage of revenues.

INTEREST INCOME AND EXPENSE; OTHER ITEMS

          In 1997, the Company earned $13,000 in interest income, which decreased from $19,000 in 1996 and $49,000 in 1995. The decrease was a result of a lower level of cash invested.

          Interest expense in 1997 was $597,000, which was an increase from $320,000 in 1996 and $255,000 in 1995. The increase in interest expense for 1997 was primarily due to the issuance of subordinated notes in the fourth quarter of 1996 and the third quarter of 1997, slightly offset by a reduction in interest on term notes. The increase in interest expense in 1996 was primarily due to additional bank borrowings during the second quarter of 1996 for equipment, additional borrowings under the Company's revolving credit line during the first ten months of 1996 and the issuance of subordinated notes during the fourth quarter of 1996.

          In 1996, the Company recorded a loss on sale of marketable investment securities of $8,000, resulting from the sale of certain securities classified as available for sale for $168,000. The Company also recorded a loss on sale of assets of $73,000 resulting from the sale of certain assets.

          In 1995, the Company recorded a gain on sale of marketable investment securities of $10,000, resulting from the sale of certain securities classified as available for sale for $209,000.

INCOME TAXES

          The provision for income taxes consists of federal, state and local income taxes. The $896,000 tax benefit recognized for 1997 represents 24% of the 1997 loss before benefit for income taxes. The 1997 benefit includes a net operating loss carryback for federal purposes, a deferred tax benefit from a net operating loss carryforward for federal, state and local taxes, a net deferred tax benefit for temporary items, partially offset by a valuation allowance and expired tax credits. Based on the Company's history of prior operating earnings relating to its research-for-hire businesses, management has determined that a valuation allowance of $519,000 is necessary due to the uncertainty of future earnings to realize the entire net deferred tax asset.

          The $487,000 tax benefit recognized for 1996 represents 40% of the 1996 loss before benefit for income taxes. The 1996 benefit represents a net operating loss carryback for federal purposes, a deferred tax benefit from a net operating loss carryforward for state and local taxes, and a net deferred tax benefit for temporary items, partially offset by a prior period under accrual. The effective tax rate was 44% in 1995.


LIQUIDITY AND CAPITAL RESOURCES

          The Company finances its business primarily from operating revenues, working capital provided by deferred revenues in the form of prepaid retainer fees, bank debt and subordinated notes.

          In 1997, there was a positive cash flow from operating activities of $236,000. This resulted from a net loss of $2,852,000, a decrease in accrued rent payable of $85,000, an increase in cash surrender value of life insurance of $55,000, an increase in deferred income taxes of $668,000 and an increase in accounts receivable of $799,000. These items were more than offset by depreciation and amortization of $1,147,000, the non-cash portion of impairment loss of $1,047,000, the non-cash portion of asset disposal of $408,000, a loss on sale of net assets of $28,000, amortization of discount on notes payable of $5,000, amortization of deferred financing fees of $39,000, a $254,000 provision for losses on accounts receivable, an increase in deferred compensation of $21,000, an increase in accounts payable and accrued expenses of $305,000, a decrease in prepaid and refundable income taxes of $250,000, a decrease in inventory of $413,000, a decrease in prepaid expenses, deferred charges and goodwill of $75,000, an increase in accrued interest of $170,000 and an increase in unearned retainer income of $533,000.

          In 1996, there was a positive cash flow from operating activities of $458,000. This resulted from a net loss of $719,000, a decrease in accrued rent payable of $71,000, an increase in cash surrender value of life insurance of $110,000, an increase in deferred income taxes of $107,000, an increase in accounts receivable of $180,000, an increase in inventory of $585,000, an increase in prepaid expenses, deferred charges and goodwill of $430,000, an increase in security deposits of $7,000, and an increase in prepaid and refundable income taxes of $543,000. These items were more than offset by depreciation and amortization of $974,000, amortization of discount on notes payable of $1,000, the non-cash portion of restructuring charge of $610,000, a $287,000 provision for losses on accounts receivable, a loss on sale of marketable investment securities of $8,000, a loss on sale of assets of $73,000, common stock issued for services of $40,000, an increase in deferred compensation of $25,000, an increase in accounts payable and accrued expenses of $590,000, amortization of deferred financing fees of $15,000, and increase in accrued interest of $34,000 and an increase in unearned retainer income of $553,000.

          In 1995, there was a negative cash flow from operating activities of $504,000. Positive cash flow resulted from net income of $476,000 adjusted for depreciation and amortization of $865,000, a $179,000 provision for losses on accounts receivable, an increase in accounts payable and accrued expenses of $71,000, an increase in unearned income of $35,000, an increase in deferred compensation of $21,000, a decrease in security deposits of $1,000, amortization of deferred financing fees of $7,000, an increase in accrued interest of $24,000 and a write-down of investment in joint venture of $1,000. These items were more than offset by a $479,000 increase in accounts receivable, a $488,000 increase in prepaid expenses, deferred charges and goodwill, a $716,000 increase in inventory, a $216,000 decrease in taxes payable, a $182,000 decrease in accrued rent, a $10,000 gain on the sale of marketable investment securities, a $54,000 increase in cash surrender value of life insurance, a $33,000 increase in deferred income taxes and a $6,000 increase in prepaid and refundable income taxes.

          Capital  expenditures were $1,939,000,  $1,509,000,  and $1,246,000 in
1997, 1996 and 1995, respectively, and consisted principally of migration of the Company's 10 year old management information systems from a Wang VS 65 to a Windows NT based system, computer equipment to improve the consultants' ability to communicate with clients, access the Internet and integrate the Company's products, as well as to expand the Company's enterprise network.

          In 1997 the Company received $50,000 for the repayment of a note receivable.

          On March 30, 1998 the Company signed a term sheet with State Street Bank and Trust (the "Bank") to extend, until March 25, 1999, the terms of the existing Commercial Revolving Promissory Note (the "Note") dated April 27, 1995. The amount available under the Note will be reduced to $1,000,000, less outstanding letters of credit, which were $148,000 as of March 30, 1998. On March 27, 1998, SVP provided credit support for the Note in the form of a $1,000,000 letter of credit. Additionally, SVP provided a second letter of credit to secure the two five-year term notes. The dollar amount of the second letter of credit will at all times equal the lesser of (a) the aggregate principal amount of the term loans or (b) $1,000,000. The interest rate on the Note will be the Bank's prime rate plus one-quarter of one percent (currently 8.75%). The Company must continue to retain the services of an outside management consultant, originally retained in October 1997, through September 30, 1998.

          On January 15, 1998, the Company signed an amendment to the Note with the Bank. This amendment was in accordance with terms agreed to in an October, 1997 amendment which modified the terms of the existing Note. The Bank had extended the terms of the Note from September 30, 1997 to December 31, 1997 and amended the financial convenants and certain terms of the Note. The interest rate, as amended, is one and one-half percent above the Bank's prime rate. The agreement included an automatic extension of the term of the Note to March 26, 1998 provided the Company is in compliance with the terms and conditions of the agreement and either the Company has entered into an agreement with a third party to sell assets in an amount sufficient to pay off the outstanding term loans or the Company has received a capital contribution of no less than $1,000,000. The Company received a $1,000,000 capital contribution from SVP during the first quarter of 1998. The Bank required the Company to hire an outside management consulting firm during October 1997 to assist the Company in formulating its 1998 management plan. The plan was approved by the Board of Directors on December 9, 1997, and the Board required the Company to retain the services of this firm to assist the management of the Company with the implementation of the 1998 plan.

          Additionally, in October 1997 the Company signed a Commercial Revolving Promissory Note for up to an additional $1,000,000 with the Bank. The terms are similar to those of the amended $2,500,000 Note dated July 24, 1997 (see below). The $1,000,000 facility is secured by a standby letter of credit provided by SVP. This facility was renewed on January 15, 1998. The $1,000,000 standby letter of credit remained in place.

          On July 24, 1997, the Company signed an amendment to the Note with the Bank increasing the available credit to $2,500,000 from $2,000,000. The $500,000 additional credit was secured by the anticipated tax refund related to the Company's 1996 loss. During the fourth quarter of 1997, the Company received the refund and the available credit was reduced accordingly.

          The Company's Revolving and Term Promissory Notes with the Bank are secured by all of the assets of the Company. As of December 31, 1997, there was $1,350,000 outstanding on the term loans and $1,249,000 outstanding under the revolving credit agreements. The revolving credit agreement is used to secure certain long-term letters of credit in the amount of $148,000. As such, as of December 31, 1997, the availability under the revolving credit agreements was $1,603,000.

          On October 31, 1996, the Company and its subsidiaries entered into a Note and Warrant Purchase Agreement (the "Agreement") with Furman Selz SBIC, L.P. ("Furman Selz"). Pursuant to the Agreement, Furman Selz purchased from the Company and its subsidiaries, for an aggregate consideration of $2,025,000, five-year promissory notes ("Notes") in the principal amount of $2,025,000, and ten-year warrants ("Warrants") to purchase 900,000 shares of the Company's common stock, at $2.25 per share.


          The Agreement also provided that the Company and its subsidiaries may enter into an agreement on similar terms with SVP, S.A. or affiliates thereof ("SVP"), pursuant to which SVP may purchase Notes from the

Company and its subsidiaries up to the principal amount of $475,000, and Warrants to purchase up to 211,111 shares of Common Stock at $2.25 per share. On November 30, 1996, the Company and SVP entered into such a Note and Warrant Agreement as described above, for an aggregate consideration of $475,000.

     The Notes accrue interest at an annual rate of 12% on the unpaid principal balance. Accrued but unpaid interest is due and payable on November 30, 1997, November 30, 1998 and on May 30 and November 30 of each year thereafter, commencing on May 30, 1999, except that final payment of interest shall be due and payable on October 31, 2001, and one-half of the interest due and payable on November 30, 1997 shall be deferred and payable on November 30, 2000 and one-half of the interest due and payable on November 30, 1998, May 30, 1999 and November 30, 1999 shall be deferred and payable on October 31, 2001. Any interest deferred shall compound and accrue interest at the rate of the Notes until paid.

     The Agreement further provided that Furman Selz and SVP, at their option, can purchase up to the amount of their respective initial investments, up to an additional $2,500,000 in Notes and Warrants on the same terms and conditions as the first $2,500,000, at any time before December 31, 1997. On August 25, 1997, SVP purchased 475,000 units, consisting of $475,000 principal amount of Option Notes and Option Warrants to purchase 211,111 shares of Common Stock at $2.25 per share. SVP, at December 31, 1997, were beneficial owners of 1,649,485 shares of Common Stock, including shares issuable under outstanding Warrants, or approximately 23.6% of the outstanding shares if the Warrants are exercised. During the first quarter of 1998, SVP increased its ownership in the Company to approximately 37% of the then outstanding shares, excluding outstanding warrants.

     On September 19, 1996, the Company signed a thirty-day Commercial Revolving Promissory Note with the Bank for $500,000 at .25 percentage points above the prime rate. The Note expired on October 18, 1996 and was accordingly paid in full and cancelled on that date. The Note was in addition to the $2,000,000 Commercial Revolving Promissory Note with State Street Bank signed on April 27, 1995.

     On May 31, 1996, the Company signed a Commercial Term Loan and Security Agreement with the Bank for $500,000. The Term Loan is for a period of five years at .75 percentage points above the prime rate and requires quarterly principal payments of $25,000. As of December 31, 1997, the balance outstanding was $350,000.

     On April 27, 1995, in conjunction with a refinancing of the Company's prior banking arrangements, the Company signed a Commercial Revolving Loan, Term Loan and Security Agreement with State Street Bank and Trust Company for a $2,000,000 Commercial Revolving Promissory Note and a $2,000,000 Commercial Term Promissory Note. The Commercial Revolving Promissory Note is for a period of two years at
 .25 percentage points above the prime rate, and the Commercial Term Note is for a period of five years at an interest rate of 8.86% per annum. The Revolving and Term Promissory Notes are secured by all of the assets of the Company. The principal payment schedule for the Term Promissory Note is $100,000 per quarter. As of December 31, 1997, the balance outstanding was $1,000,000. Additionally, there was $1,249,000 outstanding under the $2,000,000 revolving credit agreement with State Street Bank at December 31, 1997.

     During the fourth quarter of 1997, the Company recorded an impairment loss on assets held for sale of $1,047,000. None of this charge required a cash outlay.

     During the fourth quarter of 1997, the Company ceased operations of its FIND/SVP Internet Services, Inc. subsidiary and recorded a charge for the asset disposal of $500,000, which will include $92,000 of cash expenditures in 1998.

     The Company recorded a restructuring charge of $155,000 in the fourth quarter of 1997, requiring cash expenditures of $155,000 in 1998.

     During 1997, the Company issued 25,000 shares of common stock with a value of $37,000 to a third party for services rendered.

     In connection with the Company's sale of ETRG's assets during 1997, the Company received a $125,000 two-year note.

     The Company recorded an $802,000 restructuring charge to operations in the third quarter of 1996, which included $70,000 of cash expenditures in 1996 and future cash expenditures of $122,000.

     During 1996, the Company issued 21,940 shares of common stock with a value of $40,000 to a third party for services rendered.

     The Company's working capital was $1,016,000 at December 31, 1997, as compared to $3,930,000 at December 31, 1996. Cash balances were $139,000 and $634,000 on December 31, 1997 and 1996, respectively.

     The Company expects to spend approximately $750,000 for capital items in 1998, the major portion of which will be to complete the migration of the Company's proprietary management information system to its new platform.

     The Company believes that cash flow from operations and borrowings under the line of credit, along with the potential proceeds from the sale of assets held for sale at December 31, 1997, will be sufficient to cover its operations and expected capital expenditures for the next 12 months and that it has sufficient liquidity for the next 12 months.

     The Company had non-cash financing activities relating to the cashless exercise of stock options. In the 12-month period ended December 31, 1997, 8,000 options were exercised at $0.63, in exchange for 2,000 shares of common stock of the Company at prices ranging from $1.125 to $1.25. Such shares were held for a period of at least six months before the respective exchange. The value of these transactions was $2,000.

     In the 12-month period ended December 31, 1996, 275,686 options were exercised at prices ranging from $0.275 to $2.1875, in exchange for 51,041 shares of common stock of the Company at prices ranging from $2.125 to $3.00. Such shares were held for a period of at least six months before the respective exchange. The value of these transactions was $119,000.

INFLATION

          The Company has in the past been able to increase the price of its products and services sufficiently to offset the effects of inflation on wages and other expenses, and anticipates that it will be able to do so in the future.

YEAR 2000

          The Company has initiated a comprehensive review of all computer systems to determine any Year 2000 ("Y2K") issues. Included in the review are all operating systems, application systems and computer BIOS. All application programs in place are packages from software vendors. The Company is utilizing in house staff familiar with the operating systems and application systems to complete the review. Application vendors have been contacted to determine the readiness of their packages for Y2K. The Company presently believes that, with modifications to existing software and converting to new software, the Y2K problem should not pose significant operational problems for the Company's computer systems as so modified and converted.


FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

     Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K that are not related to historical results, are forward looking statements. Actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events, which may not prove to be accurate. These forward looking statements involve risks and uncertainties, including but not limited to the Company's dependence on regulatory approvals, its future cash flows, sales, gross margins and operating costs, the effect of conditions in the industry and the economy in general, and legal proceedings. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-K, and in other reports filed by the Company with the Securities and Exchange Commission.


                                     ITEM 7A

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           None.

                                     ITEM 8

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


          The consolidated financial statements and schedule of the Company are set forth on pages F-1 through F-32 of this report.

                         FIND/SVP, INC. AND SUBSIDIARIES

             Index to Consolidated Financial Statements and Schedule

                                                                           PAGE
                                                                           ----

Independent Auditors' Report                                               F-2

Consolidated Balance Sheets as of
    December 31, 1997 and 1996                                             F-3

Consolidated Statements of Operations
    for the years ended December 31, 1997, 1996 and 1995                   F-4

Consolidated Statements of Shareholders' Equity
    for the years ended December 31, 1997, 1996 and 1995                   F-5

Consolidated Statements of Cash Flows
    for the years ended December 31, 1997, 1996 and 1995                   F-6

Notes to Consolidated Financial Statements                                 F-7

Schedule:
    Schedule II - Valuation and Qualifying Accounts                        F-32

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
FIND/SVP, Inc.:


We have audited the consolidated financial statements of FIND/SVP, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FIND/SVP, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                       /S/ KPMG PEAT MARWICK LLP

New York, New York
March 30, 1998

                         FIND/SVP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 1997 and 1996

                                 ASSETS                                                      1997         1996
                                                                                             ----         ----
Current assets:
    Cash                                                                                $   139,000   $   634,000
    Accounts receivable, less allowance for doubtful accounts of
       $118,000 in 1997 and $103,000 in 1996                                              3,394,000     2,837,000
    Note receivable (note 13)                                                                62,000        50,000
    Inventories                                                                                  -      2,281,000
    Prepaid and refundable income taxes (note 7)                                            299,000       549,000
    Deferred tax assets (note 7)                                                            286,000        99,000
    Prepaid expenses and other current assets                                               328,000       495,000
    Assets held for sale (note 12)                                                        1,558,000         -
                                                                                         ----------   -----------
                  Total current assets                                                    6,066,000     6,945,000
Equipment and leasehold improvements, at cost, less
    accumulated depreciation and amortization (note 2)                                    4,546,000     3,935,000
Other assets:
    Deferred charges                                                                        245,000       900,000
    Goodwill, net                                                                           117,000       276,000
    Note receivable (note 13)                                                                63,000            -
    Cash surrender value of life insurance                                                  479,000       424,000
    Deferred tax assets (note 7)                                                            681,000       200,000
    Deferred financing fees, net                                                            141,000       123,000
    Security deposits                                                                       143,000       143,000
                                                                                        -----------   -----------
                                                                                        $12,481,000    12,946,000
                                                                                        ===========   ===========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable, current installments (note 4)                                          1,749,000       516,000
    Trade accounts payable                                                                1,305,000     1,082,000
    Accrued expenses (notes 10, 13 and 14)                                                1,872,000     1,381,000
    Accrued interest, current installments (note 4)                                         124,000        36,000
                                                                                        -----------   -----------
                  Total current liabilities                                               5,050,000     3,015,000
                                                                                        -----------   -----------
Unearned retainer income                                                                  2,023,000     1,675,000
Notes payable, net, excluding current installments (note 4)                               3,801,000     3,826,000
Accrued interest, excluding current installments (note 4)                                   104,000        22,000
Accrued rent payable (note 3)                                                               112,000       197,000
Deferred compensation (note 8(b))                                                           173,000       152,000
Shareholders' equity (note 5):
    Preferred stock, $.0001 par value.  Authorized 2,000,000 shares;
       none issued and outstanding                                                               -             -
    Common stock, $.0001 par value.  Authorized 10,000,000 shares;
       issued and outstanding 6,575,669 shares in 1997;
       issued and outstanding 6,548,184 shares in 1996                                        1,000         1,000
    Capital in excess of par value                                                        3,872,000     3,861,000
    Accumulated (deficit) earnings                                                       (2,655,000)      197,000
                                                                                        ------------  -----------
                  Total shareholders' equity                                              1,218,000     4,059,000
                                                                                        ------------  -----------
Commitments and contingencies (notes 3 through 8, 11, 15 and 16)
                                                                                        $12,481,000   $12,946,000
                                                                                        ===========   ===========

See accompanying notes to consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years ended December 31, 1997, 1996 and 1995


                                                                   1997             1996              1995
                                                                   ----             ----              ----
Revenues                                                         $32,027,000     $30,525,000       $28,606,000
                                                                 -----------     -----------       -----------

Operating expenses:
    Direct costs                                                  18,402,000      17,349,000        15,665,000
    Selling, general and administrative
       expenses (notes 3, 6 and 8)                                15,059,000      13,198,000        11,891,000
    Impairment loss (note 12)                                      1,047,000              -                 -
    Asset disposal (note 13)                                         500,000              -                 -
    Restructuring charge (note 14)                                   155,000         802,000                -
                                                                 ------------    -----------       -----------
                  Operating (loss) income                         (3,136,000)       (824,000)        1,050,000

Interest income                                                       13,000          19,000            49,000
Loss on sale of net assets (note 13)                                 (28,000)        (73,000)               -
(Loss) gain on sale of marketable investment
    securities                                                            -           (8,000)           10,000
Interest expense (note 4)                                           (597,000)       (320,000)         (255,000)
                                                                 ------------    ------------       ----------
                  (Loss) income before (benefit)
                     provision for income taxes                   (3,748,000)     (1,206,000)          854,000

(Benefit) provision for income taxes (note 7)                       (896,000)       (487,000)          378,000
                                                                 ------------    -----------        ----------

                  Net (loss) income                              $(2,852,000)       (719,000)          476,000
                                                                 ============    ===========        ==========


(Loss) earnings per common and common stock equivalent share:
       Basic                                                     $      (.43)           (.11)              .08
                                                                        =====          =====               ===
       Diluted                                                          (.43)           (.11)              .07
                                                                        =====          =====               ===

Weighted average number of common and common stock
     equivalent shares outstanding:
       Basic                                                       6,592,773       6,433,966         6,216,756
                                                                   =========       =========         =========
       Diluted                                                     6,592,773       6,433,966         6,672,480
                                                                   =========       =========         =========

          See accompanying notes to consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity
                  Years ended December 31, 1997, 1996 and 1995

                                                        PREFERRED STOCK              COMMON STOCK          CAPITAL IN
                                                     --------------------        ---------------------      EXCESS OF
                                                     SHARES        AMOUNT        SHARES         AMOUNT      PAR VALUE
                                                     ------        ------        ------         ------      ---------
Balance at December 31, 1994                             -     $      -         6,204,648       $ 1,000       3,748,000
Net income                                               -            -                -             -               -
Purchase of treasury stock                               -            -                -             -               -
Exercise of stock options and warrants                   -            -            21,200            -           24,000
Retirement of common stock                               -            -           (15,000)           -          (30,000)
Change in market value of available-
    for-sale securities (net of tax
    effect of $14,000)                                   -            -                -             -               -
Investment in joint venture                              -            -                -             -            1,000
                                                 ----------      -------    -------------       -------    ------------
Balance at December 31, 1995                             -            -         6,210,848         1,000       3,743,000
                                                 ----------      -------    -------------       -------    ------------
Net loss                                                 -            -                -             -               -
Exercise of stock options and warrants                   -            -           315,396            -           53,000
Common stock issued for services                         -            -            21,940            -           40,000
Sale of warrants in connection with
     Series A Senior Subordinated Notes                  -            -                -             -           25,000
Change in market value of available-
    for-sale securities (net of tax effect of $0)        -            -                -             -               -
                                                 ----------      -------    -------------       -------    ------------
Balance at December 31, 1996                             -            -         6,548,184         1,000       3,861,000
                                                 ----------      -------    -------------       -------    ------------
Net loss                                                 -            -                -             -               -
Purchase of treasury stock                               -            -                -             -               -
Exercise of stock options and warrants                   -            -            74,985            -           57,000
Retirement of treasury shares                            -            -           (72,500)           -          (88,000)
Common stock issued for services                         -            -            25,000            -           37,000
Sale of warrants in connection with
     Series A Senior Subordinated Notes                  -            -                -             -            5,000
                                                 ----------      -------    -------------       -------    ------------

Balance at December 31, 1997                             -     $      -         6,575,669       $ 1,000       3,872,000
                                                 ==========    =========    =============       =======    ============


                                                    ACCUMULATED         TREASURY STOCK           GAINS (LOSSES)          TOTAL
                                                     EARNINGS      -----------------------       ON MARKETABLE       SHAREHOLDERS'
                                                     (DEFICIT)      SHARES          AMOUNT     EQUITY SECURITIES        EQUITY
                                                     ---------      ------          ------     -----------------        ------
Balance at December 31, 1994                          440,000             -      $         -         (29,000)          4,160,000
Net income                                            476,000             -                -              -              476,000
Purchase of treasury stock                                 -          15,000          (30,000)            -              (30,000)
Exercise of stock options and warrants                     -              -                -              -               24,000
Retirement of common stock                                 -         (15,000)          30,000             -                   -
Change in market value of available-
    for-sale securities (net of tax
    effect of $14,000)                                     -              -                -          28,000              28,000
Investment in joint venture                                -              -                -              -                1,000
                                                   ----------     ----------      -----------     ----------        ------------
Balance at December 31, 1995                          916,000             -                -          (1,000)          4,659,000
                                                   ----------     ----------      -----------     ------------      ------------
Net loss                                             (719,000)            -                -              -             (719,000)
Exercise of stock options and warrants                     -              -                -              -               53,000
Common stock issued for services                           -              -                -              -               40,000
Sale of warrants in connection with
     Series A Senior Subordinated Notes                    -              -                -              -               25,000
Change in market value of available-
    for-sale securities (net of tax effect of $0)          -              -                -           1,000               1,000
                                                   ----------     ----------      -----------     ----------        ------------
Balance at December 31, 1996                          197,000             -                -              -            4,059,000
                                                   ----------     ----------      -----------     ----------        ------------
Net loss                                           (2,852,000)            -                -              -           (2,852,000)
Purchase of treasury stock                                            72,500          (88,000)            -              (88,000)
Exercise of stock options and warrants                     -              -                -              -               57,000
Retirement of treasury shares                              -         (72,500)          88,000             -                   -
Common stock issued for services                           -              -                -              -               37,000
Sale of warrants in connection with
     Series A Senior Subordinated Notes                    -              -                -              -                5,000
                                                   ----------     ----------      -----------     ----------        ------------

Balance at December 31, 1997                       (2,655,000)            -      $         -              -            1,218,000
                                                   ==========     ==========      ===========     ==========        ============

          See accompanying notes to consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1997, 1996 and 1995

                                                                          1997            1996            1995
                                                                          ----            ----            ----
Cash flows from operating activities:
    Net (loss) income                                                  $(2,852,000)      (719,000)        476,000
                                                                       -----------      ---------         -------
    Adjustments to reconcile net (loss) income to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                  1,147,000        974,000         865,000
          Amortization of discount on notes payable                          5,000          1,000              -
          Amortization of deferred financing fees                           39,000         15,000           7,000
          Non-cash portion of impairment loss                            1,047,000             -               -
          Non-cash portion of asset disposal                               408,000             -               -
          Non-cash portion of restructuring charge                              -         610,000              -
          Provision for losses on accounts receivable                      254,000        287,000         179,000
          Loss (gain) on sale of marketable investment
               securities                                                       -           8,000         (10,000)
          Loss on sale of net assets                                        28,000         73,000              -
          Common stock issued for services                                      -          40,000              -
          Writedown of investment in joint venture                              -              -            1,000
          Increase in deferred compensation                                 21,000         25,000          21,000
          Decrease in accrued rent payable                                 (85,000)       (71,000)       (182,000)
          Increase in cash surrender value of life insurance               (55,000)      (110,000)        (54,000)
          Increase in deferred income taxes                               (668,000)      (107,000)        (33,000)
          Changes in assets and liabilities, net of non-cash
            effect of asset disposal, impairment loss
            and restructuring charges:
              Increase in accounts receivable                             (799,000)      (180,000)       (479,000)
              Decrease (increase) in prepaid and refundable
                 income taxes                                              250,000       (543,000)         (6,000)
              Decrease (increase) in inventory                             413,000       (585,000)       (716,000)
              Decrease (increase) in prepaid expenses, deferred
                 charges and goodwill                                       75,000       (430,000)       (488,000)
              (Increase) decrease in security deposits                          -          (7,000)          1,000
              Increase in accounts payable
                 and accrued expenses                                      305,000        590,000          71,000
              Decrease in taxes payable                                         -              -         (216,000)
              Increase in accrued interest payable                         170,000         34,000          24,000
              Increase in unearned retainer income                         533,000        553,000          35,000
                                                                      ------------   ------------   -------------
                 Total adjustments                                       3,088,000      1,177,000        (980,000)
                                                                      ------------   ------------   -------------
                 Net cash provided by (used in) operating activities       236,000        458,000        (504,000)
                                                                      ------------   ------------   -------------
Cash flows from investing activities:
    Capital expenditures                                                (1,939,000)    (1,509,000)     (1,246,000)
    Repayment of notes receivable                                           50,000             -               -
    Proceeds from sale of net assets                                            -           3,000              -
    Proceeds from sale of marketable investment securities                      -         168,000         209,000
                                                                      ------------   -------------  -------------
                 Net cash used in investing activities                  (1,889,000)    (1,338,000)     (1,037,000)
                                                                      -------------  ------------   -------------
Cash flows from financing activities:
    Principal borrowings under notes payable                             1,719,000      2,975,000       3,381,000
    Principal payments under notes payable                                (516,000)    (1,956,000)     (1,893,000)
    Proceeds from exercise of stock options                                 57,000         53,000          24,000
    Proceeds from sale of warrants in connection with Series A
       Senior Subordinated Notes                                             5,000         25,000              -
    Payments to acquire treasury stock                                     (88,000)            -          (30,000)
    Increase in deferred financing fees                                    (19,000)      (105,000)        (41,000)
                                                                      -------------  -------------  --------------
                 Net cash provided by financing activities               1,158,000        992,000       1,441,000
                                                                      ------------   ------------   -------------
                 Net (decrease) increase in cash and
                    cash equivalents                                      (495,000)       112,000        (100,000)
Cash and cash equivalents at beginning of year                             634,000        522,000         622,000
                                                                      ------------   ------------   -------------
Cash and cash equivalents at end of year                              $    139,000        634,000         522,000
                                                                      ============   ============   =============

          See accompanying notes to consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (A)     ORGANIZATION AND BASIS OF PRESENTATION

              Find/SVP, Inc. provides a broad consulting and business intelligence service to executives and other decision making employees of client companies, primarily in the United States. The Company operates in one business segment, providing information services and products including: the Quick Consulting and Research Service ("QCS") which provides retainer clients with access to the expertise of the Company's staff and information resources; the Strategic Consulting and Research Division ("SRD") which provides more extensive, in-depth custom market research and competetive intelligence information; the Published Research Division which provides copyrighted, syndicated and off-the-shelf studies on various industries and markets; the Emerging Technologies Research Group, which includes multi-client studies and a Continuous Advisory Service, which provides information on emerging technologies; and a consumer based information resource service, Find/SVP Internet Services, Inc. The Company considers its QCS and SRD service businesses, which operate as "research-for-hire" businesses, to be its core competencies.

              During the fourth quarter of 1997, the Company determined it would re-focus its efforts on its core competencies. As such, the Company sold virtually all of the assets within its Emerging Technologies Research Group and ceased operations of its consumer based information resource service (see note 13). Additionally, in December 1997, the Board of Directors voted in favor of a plan to effectuate the sale of virtually all assets in its Published Research Division (see note 12). The Company's remaining services will come from its research-for-hire businesses.

       (B)    PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the accounts of FIND/SVP, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

        (C)   CASH EQUIVALENTS

              Cash equivalents of $33,000 at December 31, 1995 consist solely of money market accounts. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents outstanding at December 31, 1997 and 1996.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(1), CONTINUED

       (D)    INVENTORIES

              Inventories comprise costs of studies, printing and other publication costs of research reports held for sale. They are valued at the lower of amortized cost or market. The cost of reports is amortized over periods not exceeding eighteen months using the straight-line method beginning with the date of publication. As of December 31, 1997, inventories of $1,410,000 were included in assets held for sale (see note 12).

       (E)    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

              Equipment and leasehold improvements are stated at cost.

              Depreciation of equipment is computed by the straight-line method over the estimated useful lives of the assets, which are five years for electronic equipment and ten years for the Company's proprietary management information system. Computer software is depreciated over five years in general. Leasehold improvements are amortized by the straight-line method over the shorter of the term of the lease or the estimated life of the asset.

       (F)    DEFERRED CHARGES AND GOODWILL

              Deferred charges primarily comprise the cost of acquired library information files and electronic databases, which are amortized to expense over the estimated period of benefit of three years using the straight-line method and certain costs, offset by cash advances relating to multi-client studies. Revenues and expenses of multi-client studies are recognized when the studies are published.

              Goodwill arising from various acquisitions represents excess purchase price over fair market value and is being amortized on a straight-line basis over 15 to 40 years.

       (G)    DEFERRED FINANCING FEES

              The deferred financing fees balances primarily relates to costs incurred with respect to the issuance of the Senior Subordinated Notes ("Senior Notes") (see note 4). Deferred financing fees are being amortized on a straight-line basis over the life of the Senior Notes which are due in 2001 and 2002. The related amortization is included in interest expense.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(1), CONTINUED

       (H)    INCOME TAXES

              Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (I)    (LOSS) EARNINGS PER SHARE

              During March 1997, the Financial Accounting Standards Board released the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The Company adopted the provisions of SFAS No. 128 on December 31, 1997. SFAS No. 128, which supersedes Accounting Principles Board ("APB") Opinion No. 15, requires dual presentation of basic and diluted (loss) earnings per share on the face of the income statement. Basic (loss) earnings per share excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. During 1997, 1996 and 1995 there were 6,592,773, 6,433,966 and 6,216,756, respectively, weighted-average common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share under APB Opinion No. 15. During 1995, there were 6,672,480 diluted weighted-average common and common equivalent shares outstanding. For 1997 and 1996, diluted earnings per share is the same as basic as all common share equivalents were antidilutive as the Company had a net loss for those periods.

              Common share equivalents that could potentially dilute basic
              (loss) earnings per share in the future and that were not included in the computation of diluted (loss) earnings per share because they were antidilutive were 2,723,077, 1,560,914 and 181,208 at December 31, 1997, 1996 and 1995, respectively (see note 15).

        (J)   REVENUE RECOGNITION

              Revenues from annual retainer fees are recognized ratably over the contractual period. Other revenues are recognized as earned. Revenues include certain out-of-pocket and other expenses billed to clients which aggregated approximately $3,191,000, $3,376,000, and $3,428,000 in 1997, 1996 and 1995, respectively.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(1), CONTINUED

       (K)    MARKETABLE INVESTMENT SECURITIES

              The Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. There were no marketable investment securities held as of December 31, 1997 and 1996.

              Trading and available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are included in earnings and are derived using the specific identification method for determining the cost of securities sold. Transfers of securities between categories are recorded at fair value at the date of transfer.

              A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security. Dividend and interest income are recognized when earned.

              The net change in market value of securities available-for-sale for 1997, 1996 and 1995 resulted in a $0, $1,000 and a $28,000 unrealized gain, respectively, which was recorded as a separate component of shareholders' equity.

              During 1997, 1996 and 1995, proceeds from the sale of marketable investment securities available for sale were $0, $168,000 and $209,000, respectively, and gross realized losses included in income were $8,000 in 1996 and gross realized gains included in income were $10,000 in 1995.

        (L)   FAIR VALUE OF FINANCIAL INSTRUMENTS

              The following methods and assumptions were used in estimating the fair value of financial instruments:

              The carrying values reported in the balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximates fair values because of their short maturities.

              The fair value of notes payable, which approximates its carrying value, is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(1), CONTINUED

        (M) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

              The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. This Statement did not have a material impact on the Company's financial position, results of operations, or liquidity, except for certain long-lived assets to be disposed of (see note 12 "Impairment Loss").

        (N)   COMPREHENSIVE INCOME AND SEGMENTS OF AN ENTERPRISE

              In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," were issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 130 and SFAS No. 131 are effective for financial statements for periods beginning after December 15, 1997. The Company has determined that these pronouncements will not have a material impact in its Consolidated Financial Statements.

       (O)    USE OF ESTIMATES

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(1), CONTINUED

        (P)   RECLASSIFICATIONS

              Certain prior year balances have been reclassified to conform with current year presentation.

(2)    EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

       At December 31, 1997 and 1996, equipment and leasehold improvements consist of the following:

                                                                          1997            1996
            Furniture, fixtures and equipment, including
              computer software                                      $   7,569,000       6,097,000
           Leasehold improvements                                        1,535,000       1,841,000
                                                                      ------------    ------------
                                                                         9,104,000       7,938,000
           Less: accumulated depreciation and amortization               4,558,000       4,003,000
                                                                      ------------    ------------
                                                                     $   4,546,000       3,935,000
                                                                      ============    ============

(3)    LEASES

       In December 1986, the Company entered into an operating lease agreement for its principal offices. The lease agreement provided for a term of approximately 15 years, commencing in May 1987. The initial annual rental was $576,000 with scheduled increases in succeeding periods. During 1991, modifications were made to the timing of certain payments. During 1992, the lease was extended an additional three years. Rental expense under this lease is recorded on a straight-line basis. Accordingly, scheduled payments through December 31, 1997 exceeded rental expense recorded on this lease through such date by $44,000 and rental expense recorded through December 31, 1996 exceeded scheduled payments through such date by $126,000.

       In August 1994, the Company entered into a five-year operating lease agreement for office space. The initial annual rental was $267,000 with scheduled increases in succeeding periods. In March 1995, the Company entered into a ten-year lease, expiring June 30, 2005, for additional office space with an initial annual rental of $414,000 with scheduled increases in succeeding periods. In connection with this lease, the Company extended the August 1994 lease through June 30, 2005. Rental expense on this lease is recorded on a straight-line basis. Accordingly, rent recorded through December 31, 1997 and 1996 exceeded scheduled payments by $156,000 and $71,000, respectively.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(3), CONTINUED

       The Company's leases of office space include standard escalation clauses. Rental expenses under leases for office space and certain items of equipment accounted for as operating leases were $1,903,000, $1,794,000 and $1,396,000 in 1997, 1996 and 1995, respectively. Additionally, $41,000 of rent expense was accrued at December 31, 1997 related to an asset disposal (see note 13).

       The future minimum lease payments under noncancellable operating leases as of December 31, 1997 were as follows:
                                                                    Operating
          Year ending December 31                                    Leases
          -----------------------                                    -------
               1998                                                $ 1,677,000
               1999                                                  1,629,000
               2000                                                  1,629,000
               2001                                                  1,639,000
               2002                                                  1,399,000
               Thereafter                                            2,897,000
                                                                   -----------
                          Total minimum lease payments             $10,870,000
                                                                   ===========

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(4)    NOTES PAYABLE

       Notes payable consist of the following:

                                                                                      1997             1996
                                                                                      ----             ----
          Borrowings under debt agreements with a bank:
              $2,000,000 fixed rate five-year term note, payable
                 in quarterly installments of $100,000, at an
                 interest rate of 8.86% through April 2000                        $  1,000,000       1,400,000
              $500,000 five-year term note, payable in quarterly
                 installments of $25,000, at an interest rate
                 of prime plus 0.75%, which was 9.25% at
                 December 31, 1997, through April 2001                                 350,000         450,000
              Borrowings under a commercial revolving
                 promissory note at an interest rate of prime plus
                 1.5% at December 31, 1997 and prime plus .25%
                 at December 31, 1996. Prime was 8.5%
                 at December 31, 1997 and 1996.                                      1,249,000              -
                                                                                  ------------     -----------

                           Subtotal                                                  2,599,000       1,850,000
                                                                                  ------------     -----------

          Borrowings under debt agreements with investors:
              $2,025,000 Series A Senior Subordinated Note,
                 issued at 99%, due October 31, 2001, at an
                 interest rate of 12%, net of unamortized
                 discount of $16,000 and $20,000 as of
                 December 31, 1997 and 1996, respectively                            2,009,000       2,005,000
              $475,000 Series A Senior Subordinated Note -
                 SVP, S.A., issued at 99%, due November 30,
                 2001, at an interest rate of 12%, net of
                 unamortized discount of $4,000                                        471,000         471,000
              $475,000 Series A Senior Subordinated Note -
                 SVP, S.A., issued at 99%, due August 25,
                 2002, at an interest rate of 12%, net of
                 unamortized discount of $4,000                                        471,000              -
                                                                                  ------------    ------------

                           Subtotal                                                  5,550,000       4,326,000
                                                                                  ------------    ------------
          $60,000 note payable due in monthly installments of
              $1,800, including interest at 8% through
                 October 1997                                                             -             16,000
                                                                                  ------------    ------------
                              Total debt                                             5,550,000       4,342,000

              Less current installments                                              1,749,000         516,000
                                                                                  ------------    ------------
                           Notes payable, excluding
                              current installments                                $  3,801,000       3,826,000
                                                                                  ============    ============

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(4), CONTINUED

       (A)   DEBT AGREEMENTS WITH BANK

       On April 27, 1995, the Company entered into a financing agreement with a commercial bank (the "Bank") for a $2,000,000 fixed rate term note ("Term Note") through April 2000 and a Commercial Revolving Promissory Note (the "Note") that permitted the Company to borrow up to $2,000,000 on a line of credit facility through April 1997. During 1996, the Company amended its financing agreement with the Bank to allow for an additional $500,000 term note ("Term Note") through April 2001. The Term Notes and the Note are secured by all of the assets of the Company.

       During July 1997, the Company signed an amendment to the Note with the Bank increasing the available credit to $2,500,000 from $2,000,000. The $500,000 additional credit was secured by the anticipated tax refund related to the Company's 1996 loss. During the fourth quarter of 1997, the Company received the refund and the available credit was reduced accordingly.

       During October 1997, the Company signed an additional Commercial Revolving Promissory Note for up to an additional $1,000,000 with the Bank, for a total available of $3,000,000. The interest rate on the entire Revolving Promissory Notes was raised to prime plus one and one-half percent. All other terms are similar to those of the amended $2,500,000 Note dated July 1997. The additional $1,000,000 facility was secured by a standby letter of credit provided by SVP, S.A. ("SVP"), a major shareholder of the Company. This facility and the standby letter of credit expired on March 26, 1998.

       The Note had originally expired on April 27, 1997, and the Company entered into an amended agreement during May which expired on September 30, 1997. The agreement was then extended until March 26, 1998, subject to a $1,000,000 capital contribution which was provided by SVP during January 1998 (see note 15).

       On March 30, 1998, the Company signed a term sheet with the Bank to extend, until March 25, 1999, the terms of the existing Note dated April 27, 1995 (see above). The amount available under the Note will be reduced to $1,000,000, less outstanding letters of credit, which were $148,000 as of March 30, 1998. The interest rate on the Note will be the Bank's prime rate plus one-quarter of one percent (currently 8.75%). SVP has provided credit support for the Note in the form of a $1,000,000 letter of credit. Additionally, SVP will provide a second letter of credit to secure the two outstanding five year term notes. The dollar amount of the second letter of credit will at all times equal the lesser of (a) the aggregate principal amount of the two Notes or (b) $1,000,000. Proceeds from any sale of assets outside the normal course of business shall be applied first to any outstanding balance under the letter of credit with the remaining balance retained as working capital (see note 12).

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(4), CONTINUED

       The Company's debt agreements with the Bank at December 31, 1997 contain numerous affirmative and negative covenants, including financial covenants relating to the Company's net worth, working capital and additional borrowings, and restrict payment of dividends. In accordance with the amended agreements to the Note and the term sheet signed March 30, 1998, all defaults have been waived. Future covenants will be determined with the new agreement.

       The Company's line of credit agreement calls for quarterly payments of a $1,000 nonrefundable facility fee.

       (B)   DEBT AGREEMENTS WITH INVESTORS

       On October 31, 1996, the Company entered into a Note and Warrant Purchase Agreement with Furman Selz SBIC, L.P. ("Furman Selz"). Pursuant to the agreement, Furman Selz purchased from the Company $2,025,000 Series A Senior Subordinated Note, issued at 99%. The Company sold warrants to purchase 900,000 shares of common stock at a price of $2.25 per share in conjunction with the note (see note 5 (a)). In connection with these transactions, the Company recorded debt discount of $20,000.

       On November 30, 1996, the Company entered into a Note and Warrant Purchase Agreement with SVP. Pursuant to the agreement, SVP purchased from the Company $475,000 Series A Senior Subordinated Note, issued at 99%. The Company sold warrants to purchase 211,111 shares of common stock at a price of $2.25 per share in conjunction with the note (see note 5
       (a)). In connection with these transactions, the Company recorded debt discount of $5,000.

       The Senior Subordinated Notes ("Notes") accrue interest at an annual rate of 12% on the unpaid principal balance. Accrued but unpaid interest is due and payable on November 30, 1997, November 30, 1998 and on May 30 and November 30 of each year thereafter, commencing on May 30, 1999, except that final payment of interest shall be due and payable on October 31, 2001 and one-half of the interest due and payable on November 30, 1997 shall be deferred and payable on November 30, 2000 and one-half of the interest due and payable on November 30, 1998, May 30, 1999 and November 30, 1999 shall be deferred and payable on October 31, 2001. Any interest deferred shall compound and accrue interest at the rate of the Notes until paid.

       The Note and Warrant Purchase Agreements further provide that Furman Selz and SVP, at their option, can purchase up to the amount of their respective initial investments, up to an additional $2,500,000 in notes and warrants on the same terms and conditions as the first $2,500,000, at any time before December 31, 1997 ("Option Notes and Warrants"). On August 25, 1997, SVP purchased 475,000 units, consisting of $475,000 principal amount of Option Notes and Warrants to purchase 211,111 shares of Common Stock at $2.25 per share (see note 5 (a)). In connection with this transaction, the Company recorded debt discount of $5,000.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(4), CONTINUED

       The aggregate maturities of long-term debt, excluding borrowings under the Commercial Revolving Promissory Note, for each of the five years subsequent to December 31, 1997 are as follows:


                      Year Ending December 31              Amount
                      -----------------------              ------
                             1998                       $    500,000
                             1999                            500,000
                             2000                            300,000
                             2001                          2,550,000
                             2002                            475,000
                                                        ------------
                                                        $  4,325,000
                                                        ============


(5)    SHAREHOLDERS' EQUITY

       (A)    COMMON STOCK WARRANTS

              On June 22, 1993, the Company issued warrants to a vice president of the Company under which he is entitled to purchase 4,000 shares of common stock for $1.31 per share during the five-year period commencing from that date. No warrants have been exercised to date.

              On February 10, 1995, the Company issued warrants to a company under which it is entitled to purchase 150,000 shares of the Company's common stock at $2.25 per share, the estimated fair market value at date of grant. The warrant becomes exercisable at the rate of 50,000 shares each year beginning February 13, 1996 and expires ten years from the date of grant. No warrants have been exercised to date.

              On October 31, 1996, in conjunction with the issuance of the Series A Subordinated Note (see note 4), the Company sold warrants to Furman Selz, under which it is entitled to purchase 900,000 shares of the Company's common stock at $2.25 per share for ten years commencing from that date. No warrants have been exercised to date.

              On November 30, 1996, in conjunction with the issuance of the Series A Subordinated Note (see note 4), the Company sold warrants to SVP, S.A., under which it is entitled to purchase 211,111 shares of the Company's common stock at $2.25 per share for ten years commencing from that date. No warrants have been exercised to date.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(5), CONTINUED

              On August 25, 1997, in conjunction with the issuance of the Series A Subordinated Note (see note 4), the Company sold warrants to SVP, S.A., under which it is entitled to purchase 211,111 shares of the Company's common stock at $2.25 per share for ten years commencing from that date. No warrants have been exercised to date.


       (B)    STOCK OPTION PLAN

              In January 1996, the Company adopted the FIND/SVP, Inc. 1996 Stock Option Plan (the "Plan"). The Plan authorizes grants of options to purchase up to 650,000 shares of common stock, issuable to employees, directors and consultants of the Company, at prices at least equal to fair market value at the date of grant (110% of the fair market value for holders of 10% or more of the outstanding shares of common stock).

              The options to be granted under the Plan will be designated as incentive stock options or non-incentive stock options by the Stock Option Committee. Options granted under the Plan are exercisable during a period of no more than ten years from the date of the grant (five years for options granted to holders of 10% or more of the outstanding shares of common stock). All options outstanding at December 31, 1997 expire within the next five years if not exercised. Options which are cancelled or expire during the term of the Plan are eligible to be re-issued under the Plan and, therefore, are considered available for grant.

              There were 21,000 options available for grant under the FIND/SVP, Inc. 1986 Stock Option plan (the "1986 Plan") upon its expiration in August 1996. These options, along with an additional 126,265 options from the 1986 Plan which either expired or were cancelled after August 1996, were no longer available for grant at December 31, 1997.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(5), CONTINUED

              Activity under the stock option plans is summarized as follows:

                                                                              1997         1996          1995
                                                                              ----         ----          ----

              Outstanding options at January 1                             1,252,963       966,000       861,100
              Granted - option prices ranging from
                 $0.781 to $1.8125 per share in 1997,
                 $1.875 to $2.875 per share in 1996
                 and $1.9375 to $2.25 per share in 1995                      140,000       689,350       129,500
              Exercised                                                      (76,985)     (366,437)      (21,200)
              Cancelled and expired                                         (139,265)      (35,950)       (3,400)
                                                                        ------------  ------------    ----------

              Outstanding (in 1997, exercisable at $0.781
                 to $2.875 per share) at December 31                       1,176,713     1,252,963       966,000
                                                                        ============  ============    ==========

              Exercisable (in 1997, exercisable at $0.781
                 to $2.875 per share) at December 31                         605,746       589,713       776,383
                                                                        ============    ==========    ==========
              Available for grant at December 31                             128,100       238,150       279,500
                                                                        ============    ==========    ==========

              Included in the options granted in 1996 are 300,000 options the Company granted to the President of the Company. Contingent upon meeting certain earnings levels over the life of his employment agreement, these options will vest on the certification date of the targeted earnings levels. The exercise price of these options will be equal to the fair market value of the common stock on the vesting date or 110% of such fair market value if the President is a holder of 10% or more of the outstanding shares of common stock on such date.

              At December 31, 1997, 1996 and 1995, the number of options exercisable was 605,746, 589,713 and 776,383, respectively, and the weighted-average exercise price of those options was $1.79, $1.61 and $1.04, respectively.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(5), CONTINUED

              The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation costs has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net (loss) income would have been (increased) reduced to the pro forma amounts indicated below:

                                                          1997          1996           1995
                                                          ----          ----           ----
              Net (loss) income      As reported     $(2,852,000)      (719,000)      476,000
                                     Proforma         (2,931,000)      (781,000)      427,000
                                                     -----------       ---------      --------
              (Loss) earnings        Basic
                  per share             As reported      (.43)           (.11)          .08
                                        Proforma         (.44)           (.12)          .07
                                                         -----           -----          ---
                                     Diluted
                                        As reported      (.43)           (.11)          .07
                                        Proforma         (.44)           (.12)          .06
                                                         -----           -----          ---

              The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $0.57, $1.17 and $1.35, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected dividend yield of 0%, risk-free interest rate of 6.5%, volatility of 56.4% and an expected life of 3 years; 1996 - expected dividend yield of 0%, risk-free interest rate of 6.5%, volatility of 87.8% and an expected life of 3 years; 1995 - expected dividend yield of 0%, risk-free interest rate of 6.5%, volatility of 92.1% and an expected life of 3 years. Volatility is calculated over the five preceding years for 1997, 1996 and 1995, respectively.

              Proforma net (loss) income reflects only options granted beginning in 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the proforma net income amounts presented above because compensation cost for options granted prior to January 1, 1995 is not considered and compensation cost is reflected over the options' vesting period of up to 5 years.

              At December 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.7810 to $2.875 and 2.19 years, respectively.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

 (5), CONTINUED

       (C)    COMMON STOCK ISSUED FOR SERVICES

              In 1997, the Company issued 25,000 shares of common stock with a value of $37,000 to a third party for services rendered.

              In 1996, the Company issued 21,940 shares of common stock with a value of $40,000 to a third party for services rendered.

        (D)   PREFERRED STOCK

              Effective June 1995, the Company amended its Certificate of Incorporation to authorize an additional class of stock consisting of 2,000,000 shares of $.0001 par value preferred stock. No shares have been issued as of December 31, 1997.

(6)    SVP INTERNATIONAL

       The Company entered into an agreement in 1971, amended in 1981, with SVP International ("SVP"), a Swiss company which, including its affiliated companies, is the beneficial owner of 23.6% of the outstanding stock of the Company as of December 31, 1997 (see note 15). The agreement provides that SVP will aid and advise the Company in the operation of an information service and permit access to other foreign SVP information centers and the use of the SVP trademark and logo. The agreement shall continue in perpetuity, unless amended by the parties thereto. It provides that the Company will pay to SVP royalties computed on an annual basis at the following rates: $18,000 per year, plus 1.2% of the gross profit from all publications included in the Company's gross revenues less than $10 million for such year, and 2% of the amount of the Company's nonpublishing gross revenues for each such year derived from the "FIND/SVP Service" in excess of $2 million but less than $4 million and 1% of the amount of such nonpublishing gross revenues in excess of $4 million but less than $10 million.

       Royalty charges under the agreement were $131,000, $137,000 and $139,000 in 1997, 1996 and 1995, respectively. Royalties accrued but unpaid were approximately $84,000 and 74,000 at December 31, 1997 and 1996, respectively, and are included in accrued expenses in the consolidated balance sheets.

       The Company receives and renders information services to other members of the SVP network. Charges for such services are made at rates similar to those used for the Company's other clients.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(7)    INCOME TAXES

       The provision for income taxes consists of the following:
                                            1997         1996          1995
                                            ----         ----          ----
            Current:
               Federal                 $ (228,000)      (342,000)     255,000
               State and local                 -           6,000      156,000
                                       ----------     ----------    ---------
                                         (228,000)      (342,000)     411,000
                                       ----------     ----------    ---------
            Deferred:
               Federal                   (983,000)       (52,000)     (22,000)
               State and local           (204,000)       (99,000)     (11,000)
                                       ----------     ----------    ---------
                                       (1,187,000)      (151,000)     (33,000)
               Valuation allowance        519,000            -             -
                                       ----------     ----------    ---------
                                         (668,000)      (151,000)     (33,000)
                                       ----------     ----------    ---------
                                       $ (896,000)      (487,000)     378,000
                                       ==========     ==========    =========


       Income tax (benefit) expense differs from the amount computed by multiplying the statutory rate of 34% to income before income taxes due to the following:

                                                                          1997         1996          1995
                                                                          ----         ----          ----

          Income tax (benefit) expense at statutory rate          $  (1,274,000)     (410,000)      290,000
          Increase (reduction) in income taxes
              resulting from:
                 State and local income taxes, net of
                    Federal income tax benefit                         (204,000)      (99,000)       83,000
                 Nontaxable income                                      (34,000)      (33,000)      (22,000)
                 Nondeductible expenses                                  18,000        38,000        34,000
                 Expiring tax credits                                    93,000           -             -
                 Other                                                  (14,000)       17,000        (7,000)
                                                                     ----------     ---------     ---------
                                                                     (1,415,000)     (487,000)      378,000
                 Increase in valuation allowance                        519,000           -             -
                                                                     ----------     ---------     ---------
                                                                     $ (896,000)     (487,000)      378,000
                                                                     ==========     =========     =========

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(7), CONTINUED

       The significant components of deferred tax expense for the years ended December 31, 1997, 1996 and 1995 are attributable to the following:

                                                                                     1997         1996            1995
                                                                                     ----         ----            ----
                  Accounts receivable, principally due to
                     allowance for doubtful accounts                             $    (6,000)        1,000         (3,000)
                  Leasehold improvements, principally
                     due to differences in amortization                              (38,000)      (34,000)       (41,000)
                  Deferred compensation, principally due to
                     accrual for financial reporting purposes                         (9,000)      (11,000)       (20,000)
                  Equipment, principally due to differences
                     in depreciation                                                  34,000        46,000         30,000)
                  Federal net operating loss carryforward                           (512,000)           -              -
                  State and local net operating loss
                     Carryforward                                                   (204,000)      (99,000)            -
                  Impairment loss                                                   (461,000)           -              -
                  Restructuring charge                                                10,000       (54,000)            -
                  Other                                                               (1,000)           -           1,000
                                                                                  ----------    ----------       --------
                                                                                  (1,187,000)     (151,000)       (33,000)
                  Increase in valuation allowance                                    519,000             -              -
                                                                                   ---------    ----------       --------
                                                                                 $  (668,000)     (151,000)       (33,000)
                                                                                 ===========    ==========       ========

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(7), CONTINUED

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets, net of deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                                                     1997          1996
                                                                                     ----          ----
              Deferred tax assets:
                 Accounts receivable, principally due to
                    allowance for doubtful accounts                                $  52,000        46,000
                 Leasehold improvements, principally
                    due to differences in amortization                               193,000       155,000
                 Deferred compensation, principally due to
                    accrual for financial reporting purposes                          76,000        67,000
                 Federal net operating loss carryforward                             512,000         -
                 State and local net operating loss carryforward                     303,000        99,000
                 Impairment loss                                                     461,000         -
                 Restructuring charge                                                 44,000        54,000
              Deferred tax liability:
                 Equipment, principally due to differences
                    in depreciation                                                 (154,000)     (120,000)
                 Goodwill, principally due to difference
                    in amortization                                                   (1,000)       (1,000)
                 Other                                                                    -         (1,000)
                                                                                  ----------      --------
                                                                                   1,486,000       299,000
              Valuation allowance                                                   (519,000)         -
                                                                                  ----------      --------
                 Net deferred tax asset                                           $  967,000       299,000
                                                                                  ==========      ========

       Management of the Company has determined, based on the Company's history of prior years' operating earnings relating to its research-for-hire businesses, that a valuation allowance of $519,000 was necessary due to the uncertainty of future earnings to realize the net deferred tax asset. Of the net deferred tax asset, $286,000 has been classified as current.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(8)    EMPLOYEE BENEFITS AND DEFERRED COMPENSATION

       (A)    PENSION PLANS

              The Company established a 401(k) and profit sharing plan for all eligible employees. Participants may elect to defer up to 12% of their annual compensation which is subject to annual limitation as provided in Internal Revenue Code Section 415(d). The Company will contribute 20% of the employees' contributions up to 1% of their annual compensation. Profit sharing contributions are at the discretion of the Company. Participants vest in the employer's contribution at 20% after three years of service increasing by 20% for each additional year of service. The Company's contribution, accrued but unpaid, to this plan was $75,000 and $77,000 at December 31, 1997 and 1996, respectively.

              During 1997, the Company ceased funding its Target Benefit Pension Plan, and is in the process of closing the plan which will include filing for an IRS Determination Letter. As such, all participants were declared 100% vested on January 1, 1997. The Company's contribution, accrued but unpaid, to this plan was $0 and $68,000 at December 31, 1997 and 1996, respectively. The Company has accrued $40,000 for estimated closing costs of the plan as of December 31, 1997.

        (B)   DEFERRED COMPENSATION

              The Company maintains deferred compensation agreements for two officers, with benefits commencing upon retirement, death or disability. Deferred compensation expense under these agreements was approximately $21,000, $25,000 and $21,000 in 1997, 1996 and
              1995, respectively.

       (C)    EMPLOYMENT AGREEMENTS

              Effective January 1, 1996, the Company entered into an employment agreement (the "Agreement") with the President of the Company. The Agreement terminates on December 31, 2001. The Agreement supersedes a May 1991 agreement and provides for a base salary with cost of living escalations. The agreement provides a performance bonus equal to 10% per annum of the pre-tax profits of the Company in excess of $1,000,000 for each year through the end of the Agreement. The Agreement was amended in December 1996 to limit the amount of bonus to a maximum of $250,000 in any year, and to pay a $50,000 cash bonus in each of January 1997 and January 1998. In addition, the Agreement contains certain severance provisions, as defined in the Agreement, entitling the President to receive compensation through the end of the Agreement upon termination without cause, or voluntary termination upon certain conditions, which includes the acquisition by a party of 30% or more of the outstanding shares of common stock of the Company or a change in the majority of incumbent Board members, and certain other occurrences. If termination occurs at a time when there is less than one year left in the Agreement, compensation will continue for a two-year period from the date of termination.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(8), CONTINUED

              On January 11, 1995, the Company entered into severance agreements with two of its executive officers, which call for payment of their current base salary for a period of one year from the date of termination, without cause or voluntary termination upon certain conditions, as defined in the agreement, which includes the acquisition by a party of 30% or more of the outstanding shares of common stock of the Company or a change in the majority of incumbent Board members. In addition, if the individuals are terminated, all options granted to the respective individuals shall become immediately exercisable. At December 31, 1997, 77,700 options in the aggregate were not exercisable by the two officers.

              During February 1998, SVP, S.A. purchased additional shares of the Company. The purchase of the shares has triggered the change of control provisions in the above agreements. In consideration of SVP, S.A. providing two $1,000,000 letters of credit to secure the Company's debt agreements with a commercial bank during March 1998, the President waived his rights related to the change of control provision in his Agreement, only as it relates to the holdings of SVP, S.A. and its affiliates, in the Company. The two executive officers have not expressed intent on exercising such clause in their respective agreements. If two such executive officers exercise their right of voluntary termination based on this clause, the maximum exposure to the Company is approximately $340,000 to be paid over a one year period, plus the vesting of 77,000 currently non-exercisable options (see notes 4 and 15).

(9)    SUPPLEMENTAL CASH FLOWS INFORMATION

       Cash paid for interest and income taxes during the years ended December 31, 1997, 1996 and 1995 was as follows:

                                       1997         1996        1995
                  Interest         $  383,000      270,000       224,000
                                   ==========      =======    ==========
                  Income taxes     $    3,000      164,000       631,000
                                   ==========      =======    ==========

       The Company had the following non-cash financing activities in 1997:

       In connection with the Company's sale of ETRG's assets during 1997, the Company received a $125,000 two-year note (see note 13).

       During 1997, the Company issued 25,000 shares of common stock with a value of $37,000 to a third party for services rendered.

       During 1996, the Company issued 21,940 shares of common stock with a value of $40,000 to a third party for services rendered.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(9), CONTINUED

       During 1997, the Company recorded the cashless exercise of 8,000 options at $0.63 in exchange for 2,000 shares of common stock at prices ranging from $1.125 to $1.25. Such shares were held for a period of at least six months before the respective exchange. The value of these transactions was $2,000.

       During 1996, the Company recorded the cashless exercise of 275,686 options at prices ranging from $0.275 to $2.1875 in exchange for 51,041 shares of common stock at prices ranging from $2.125 to $3.00. Such shares were held for a period of at least six months before the respective exchange. The value of these transactions was $119,000.

 (10)  ACCRUED EXPENSES

       Accrued expenses at December 31, 1997 and 1996 consisted of the following:

                                                          1997           1996
                                                          ----           ----
                Accrued bonuses and
                   employee benefits (note 8)          $    812,000      696,000
                Accrued severance and
                   retirement (notes 13 and 14)             233,000      122,000
                Accrued expenses billed to clients          233,000      167,000
                Accrued SVP royalty (note 6)                 84,000       74,000

                Other accrued expenses                      510,000      322,000
                                                       ------------   ----------
                                                       $  1,872,000    1,381,000
                                                       ============   ==========

 (11)  LITIGATION

       On May 30, 1997, Asset Value Fund Limited Partnership ("Asset Value"), a shareholder in the Company, commenced an action in the United States District Court for the Southern District of New York entitled Asset Value Fund Limited Partnership v. FIND/SVP, Inc. and Andrew P. Garvin, Civil Action No. 97 Civ. 3977 (LAK). The complaint alleged that between October 1995 and August 1996 the Company and its president made certain oral misstatements to Paul Koether, the principal of Asset Value, concerning the financial condition of the Company and that those misstatements induced Asset Value to buy more shares of the Company and to refrain from selling the shares it already held. The complaint alleged that those misstatements give rise to causes of action for violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and for fraud, breach of fiduciary duty and negligent misrepresentation. The complaint demanded compensatory damages in excess of $1.5 million and punitive damages in excess of $5 million, as well as costs and attorneys' fees.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(11),  CONTINUED

       On August 13, 1997, the Company was served with an amended complaint which alleged that between January 1996 and August 1996, the Company and its president made certain misstatements concerning the financial condition of the Company and that those misstatements induced Asset Value to buy more shares of the Company and to refrain from selling the shares it already held. The amended complaint alleged that those misstatements give rise to causes of action for violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and for common law fraud. The complaint demanded compensatory and punitive damages in an amount to be determined at trial, as well as costs and attorneys' fees. On September 29, 1997, the Company and Mr. Garvin moved to dismiss the amended complaint.

       On December 3, 1997, Asset Value commenced an action in the Supreme Court of the State of New York, County of New York entitled Asset Value Fund Limited Partnership v. Brigitte De Gastines and Jean-Louis Bodmer, Index No. 606165/97. The defendants are two of the Company's directors. The complaint sought to remove the defendants as directors under New York Business Corporation Law 706(d) because of their alleged failure to attend meetings of the board and because they considered and approved financing transactions by the Company involving Amalia , S.A. and/or SVP, S.A which allegedly constituted self-dealing by the defendants. On December 30, 1997, the defendants removed this action to the United States District Court for the Southern District of New York.

       On January 20, 1998, Asset Value and the Company entered into a settlement agreement pursuant to which Asset Value dismissed with prejudice the two pending actions described above. Furthermore, Asset Value agreed that for five years neither Asset Value nor Paul Koether will purchase, either directly or indirectly, any shares of stock in the Company, or own or control, either directly or indirectly, any shares of stock in the Company. In return, the Company, through proceeds from its insurance company, paid Asset Value legal fees and disbursements in the amount of $110,000 and together with SVP, S.A., bought Asset Value's 900,000 shares of stock in the Company at a price of $1.25 per share on February 20, 1998. As such, there will be no financial statement impact for this transaction. (The Company bought 274,400 of those shares, and SVP, S.A. bought 625,600 of those shares.) In addition, the Company agreed that if within two years (a) the Company sells all or substantially all of its assets, (b) the Company is merged into or combined with another company, (c) any person acquires a majority of the outstanding shares of the Company pursuant to a tender offer, (d) the Company is taken private, or (e) the Company undergoes a recapitalization or restructuring, and in any such case the shareholders of the Company receive consideration (whether cash, securities or otherwise) of more than $1.25 per share, then, immediately after the consummation of such transaction, the Company will pay to Asset Value an amount equal to 900,000 times the difference between $1.25 and the amount paid to the shareholders up to a maximum difference of $1.75 per share (i.e., a maximum price of $3.00 per share).

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(12)   IMPAIRMENT LOSS

       During the fourth quarter of 1997, the Company decided to sell the majority of assets held in the Published Research Division, and, accordingly has retained the services of an investment banking firm to effectuate the sale. As a result, the Company has reported the carrying value of the assets held for sale at the lower of cost or their estimated net realizable values. As a result of the Company's decision, an impairment loss of $1,047,000 was recorded in December 1997. The Company has presented the assets held for sale as a separate line item in its December 31, 1997 consolidated balance sheet. Discussions with potential buyers are in the early stages, and the Company will review its estimated net realizable values as additional information becomes available.

       The aforementioned charge included write-downs of inventory of $517,000, fixed assets of $405,000, goodwill of $102,000 and deferred charges of $23,000. There are no cash implications relating to this charge.

(13)   SALE OF ETRG'S ASSETS AND ASSET DISPOSAL

       During the fourth quarter of 1997, the Company sold certain assets held in its Emerging Technologies Research Group ("ETRG"). The Company recorded a $28,000 loss related to this sale. In accordance with the terms of the Agreement, the Company received a two year $125,000 Note bearing interest at an annual rate of 10% and has retained a security interest in the ETRG database. A principal payment of $31,250 plus accrued interest is due on May 4, 1998. Commencing on August 4, 1998, and on the fourth day of each November, February, May and August thereafter, quarterly principal payments of $15,625 plus accrued interest is due. The final payment is due November 4, 1999. As a result of this transaction, the Company will no longer operate its multi-client study business, its Continuous Advisory Service and its Interactive Consumer Newsletter. The Company has retained the rights to its currently published off-the-shelf studies and will receive a 5% royalty on sales of the above services for a two year period.

       During the fourth quarter of 1997, the Company ceased operation of its FIND/SVP Internet Services, Inc. subsidiary. Accordingly, the Company has written down the assets in this subsidiary by $408,000 to zero. Additionally, the Company has accrued $35,000 of severance cost, all of which will be paid by March 31, 1998; $16,000 of shut-down costs to be paid in the first quarter of 1998; and rent expenses of $41,000 to cover rents payable in the first quarter of 1998 while the Company negotiates the release of its obligations with the landlord. If any additional rents are incurred, they will be expensed in 1998.

(14)   RESTRUCTURING CHARGES

       In conjunction with the Company's decision to re-focus its efforts on its core competencies (see note 1(a)), the Company reduced its general and administrative staff on December 31, 1997. Accordingly, the Company recorded a $155,000 restructuring charge during the fourth quarter of 1997, all of which will be paid in 1998.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(14),  CONTINUED

       During the third quarter of 1996, the Company implemented a plan to restructure and consolidate operations, which included the reorganization of its operating units and a change in the method of marketing and cross-selling its various products. As a result, the Company recorded a pre-tax restructuring charge of $802,000 during the third quarter of 1996.

       The restructuring charge included a writedown of certain inventories and deferred charges of $490,000, severance and retirement charges of $167,000, charges relating to marketing and planning materials which will not be used after the restructuring of $117,000 and charges for the consolidation and reduction of several small and unprofitable product groups of $28,000, of which $122,000 and $47,000 of the remaining severance and retirement payments has been included in accrued expenses at December 31, 1996 and 1997.

(15)   SUBSEQUENT EVENTS

       On January 15, 1998, the Company entered into an agreement with SVP, S.A. ("SVP") for SVP to purchase $1,000,000 of the Company's common stock at $1.25 per share. The transaction was completed in two parts. The Company issued 600,000 shares to SVP and issued a $250,000 Convertible Note on January 15, 1998, pending the availability of shares for issuance. The Note converted into 200,000 shares on February 20, 1998, when those shares became available in connection with the Company's litigation settlement (see note 11).

       With this transaction SVP and its affiliates currently own approximately 37% of the then outstanding common shares in the Company, excluding outstanding warrants.

(16)   SUBSEQUENT EVENTS - UNAUDITED

       On March 27, 1998, the Company implemented a cost cutting plan which includes the reduction of approximately 20 full-time positions in its core businesses. As such, the Company expects to record a charge for severance and related costs of approximately $325,000 during the quarter ended March 31, 1998.

       On February 27, 1998, the Company received notification from the NASDAQ Stock Market, Inc. ("NASDAQ") that the Company is not in compliance with the new minimum bid price requirement which became effective on February 23, 1998. In order to regain compliance with this standard the Company's common shares must have a closing bid price at or above the minimum for at least ten consecutive trading days by no later than May 28, 1998. The standard requires a minimum closing bid price of $1.00 per share. If compliance is not met, NASDAQ will issue a delisting letter which will identify the review procedures. The Company may request a review at that time, which will generally stay delisting. As of March 30, 1998, the Company has not met such requirement.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(16),  CONTINUED

       As of December 31, 1997, the Company is not in compliance with the NASDAQ net tangible asset requirement. Per discussions with NASDAQ, the Company is including a pro-forma net tangible asset statement including the $1,000,000 capital contribution received from SVP, S.A. in 1998 (see note
       15). NASDAQ has informed the Company that since this statement shows pro-forma net tangible assets which are in compliance with the NASDAQ requirement, it will consider the Company to be in compliance.

                          Pro-Forma Net Tangible Assets


         Total assets at December 31, 1997                      $12,481,000
         Less:  Goodwill, net                                      (117,000)
         Less:  Liabilities                                     (11,263,000)
                                                                ------------
                                                                  1,101,000
         Capital received from SVP, S.A. during
             first quarter of 1998                                1,000,000
                                                                -----------

         Pro-forma Net Tangible Assets                          $ 2,101,000
                                                                ===========

                                                                     SCHEDULE II
                                                                     -----------

                         FIND/SVP, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1997, 1996 and 1995
                            (in thousands of dollars)



                                                      BALANCE AT       ADDITIONS
                                                       BEGINNING      CHARGED TO       DEDUC-         BALANCE AT
               CLASSIFICATION                           OF YEAR        EARNINGS       TIONS (1)       END OF YEAR
                                                        -------        --------       ---------       -----------

Year ended December 31, 1997:
    Allowance for doubtful accounts                   $    103           254              239              118
                                                          ====          ====            =====              ===

Year ended December 31, 1996:
    Allowance for doubtful accounts                   $    105           287              289              103
                                                           ===           ===              ===              ===

Year ended December 31, 1995:
    Allowance for doubtful accounts                   $    131           179              205              105
                                                          ====           ===              ===              ===



Note:    (1)  Amounts written off, net of recoveries.

                                     ITEM 9

                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE


          No change in the accountants has taken place within the three-year period ended, or in any period subsequent to, December 31, 1997.




                                    PART III
                                     ITEM 10

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

DIRECTORS AND OFFICERS

         The directors and executive officers of the Company are as follows:

NAME                       AGE        POSITION
----                       ---        --------

Andrew P. Garvin            52        Chairman of the Board, President, Chief
                                      Executive Officer and Director

Peter J. Fiorillo           38        Executive Vice President, Chief
                                      Financial Officer, Chief Information
                                      Officer, Treasurer and Corporate Secretary

John D. Kuranz              50        Vice President, Managing Director,
                                      Published Research Division

Brigitte de Gastines        54        Director

Howard S. Breslow           58        Director

Frederick H. Fruitman       47        Director

Charles Baudoin             78        Director

Jean-Louis Bodmer           56        Director

     Each director is elected for a period of one year at the Company's annual meeting of shareholders and serves until his successor is duly elected by shareholders. Officers are elected by and serve at the will of the Board of Directors.

     Ms. de Gastines was elected a director of the Company in accordance with the Company's licensing agreement with SVP International. See "Item 1. Business
- SVP Network; Licensing Agreement with SVP International."

     Mr. Garvin is a founder of the Company and has served as its Chief Executive Officer and Chairman of the Board since 1972 and as its President since 1978. Mr. Garvin has been a director of the Company since its inception and treasurer until 1997. From 1979 to 1982, Mr. Garvin was a member of the Board of Directors of the Information Industry Association and served as Chairman of the 1979 National Information Conference and Exposition. Mr. Garvin is the author of THE ART OF BEING WELL INFORMED, an information resource handbook for executives. Mr. Garvin was Vice President of his own public relations and marketing firm. Mr. Garvin received a B.A. degree in political science from Yale University and an M.S. degree in journalism from the Columbia
Graduate   School  of   Journalism.   Mr.   Garvin  is  a
director of Esquire Communications, Ltd., a publicly held company engaged in court reporting services.

     Mr. Fiorillo has been the Company's Executive Vice President since November 1994, Chief Financial Officer since 1991 and Treasurer, Corporate Secretary and Chief Information Officer since 1997, and was Vice President Finance and Administration from 1991 to November 1994 and Assistant Corporate Secretary from 1994 to 1997. Since 1996, Mr. Fiorillo had served as President of FIND/SVP Internet Services, Inc. which ceased operations on December 31, 1997. From 1987 until 1991, Mr. Fiorillo was employed by Robert Half of New York, Inc., a financial executive recruiting firm, including as President from 1989 to 1991. Prior thereto he was the Controller of Profit Freight Systems, Inc., a large publicly held international freight forwarder; the Vice President of Finance of Carl Byoir & Associates, the third largest international public relations firm; and a Certified Public Accountant with Arthur Young & Company. Mr. Fiorillo received a B.A. degree from Franklin & Marshall College and is a Certified Public Accountant in New York State.

     Mr. Kuranz has been the Managing Director of FIND/SVP Published Products, Inc. since January 1994 and a Vice President of the Company since November 1994. From 1990 to 1994, he served as an independent consultant to the electronic publishing industry. From 1985 to 1989, he served as President of Schneck Aviation, an aircraft engine manufacturing firm. From 1981 to 1985, he was an Executive Vice President of Ziff-Davis, a privately held computer publishing company. From 1975 to 1980, he was President of Management Contents, Inc., a database publishing company. From 1971 to 1974, he was employed by G.D. Searle, a pharmaceutical company, as a Bio-Medical Researcher. Mr. Kuranz received his B.S. degree in Biochemistry from St. Mary's College in 1969.

     Ms. De Gastines has been a director of the Company since 1982. She has served as the General Manager of SVP International since 1985 and SVP S.A. since 1976.

     Mr. Breslow has been a director of the Company since 1986. He has been a practicing attorney in New York for more than 25 years and a member of the law firm of Breslow & Walker, LLP, New York, New York for more than 20 years. Breslow & Walker, LLP is currently the Company's general counsel. Mr. Breslow currently serves as a director of Cryomedical Sciences, Inc., a publicly held company engaged in the research, development and sale of products for use in low temperature medicine, Vikonics Inc., a publicly held company engaged in the design and sale of computer-based security systems, Lucille Farms, Inc., a publicly held company engaged in the manufacturing and marketing of cheese products, and Excel Technology, Inc., a publicly held company engaged in the development and sale of laser products.

     Mr. Fruitman has been a director of the Company since June 1989. Since April 1990, Mr. Fruitman has been a Managing Director of Loeb Partners Corporation, an investment banking firm. From January 1989 to April 1990, he was an independent Financial Consultant. From 1986 to December 1988, Mr. Fruitman was a Senior Vice President of The Stuart-James Company Incorporated, an investment banking firm. From 1984 to 1986, he was an associate at E.M. Warburg, Pincus & Co., Inc. From 1982 to 1984, Mr. Fruitman was a Vice President of Investors in Industry Corporation, a venture capital firm. Mr. Fruitman is a director of Micro Warehouse, Inc., a publicly held company which is a direct marketer of microcomputer software and peripheral products.

     Mr. Baudoin has been a director of the Company since November 1990 and previously served as a director of the Company from 1981 to June 1989. Since 1951, Mr. Baudoin has served as the President of Bova Trading, Inc., a financial management firm. From 1954 to 1963, he served as President of the Dutch America Mercantile Corporation, a finance company. From 1963 to 1967, he was the President of C.I.F. Inc., a finance company. From 1967 to 1983, Mr. Baudoin served as the President of the Merban Corporation, a finance company. From 1983 to 1987, he also served as Chairman and Chief Executive Officer of Contitrade Services Corporation and Merban Americas Corporation, finance companies. Since 1987, Mr. Baudoin has served as the Chairman of ECOBAN Finance Ltd.

     Mr. Bodmer has served as General Manager of SVP France since 1974. Other positions which he currently holds are Chief Executive Director of SVP, S.A., President and Chief Executive Officer of SVP Participation, President of SVP Belgium, and President of SVP United Kingdom.

                                  SECTION 16(A)

                    BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The following persons have failed to file on a timely basis certain reports required by Section 16(a) of the Exchange Act of 1934 (the "Exchange Act"): During the year ended December 31, 1997, SVP and its affiliates did not file Forms 4 with respect to the following transactions (as described in this and prior reports filed by the Company): the purchases by SVP in November 1996 and August 1997 of Notes and warrants from the Company. The Company understands that the Forms 4 are currently being prepared.

                                     ITEM 11

                             EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation paid by the Company during each of the Company's last three years to the Company's Chief Executive Officer and to each of the Company's executive officers who received salary and bonus payments in excess of $100,000 during the year ended December 31, 1997:

                                                              SUMMARY COMPENSATION TABLE
                                                              --------------------------

                                                                                       LONG TERM COMPENSATION
                                                                           -----------------------------------------------
                                            ANNUAL COMPENSATION                          AWARDS                   PAYOUTS
                                     ----------------------------------    -----------------------------------  -----------
                                                                                                 SECURITIES
   NAMES AND PRINCIPAL                 SALARY    BONUS($)    OTHER          RESTRICTED STOCK      UNDERLYING        LTIP     ALL
        POSITIONS            YEAR       ($)      -------     ANNUAL             AWARDS($)          OPTIONS         PAYOUT    OTHER
        ---------            ----       ---                  COMP.             ---------           (#)(1)           ($)      COMP.
                                                             -----                                 ------           ---      -----


Andrew P. Garvin             1997       253,867     50,000      -                  -                   -            -          -
Chairman of the Board,
President, Chief             1996       249,976     12,500      -                  -                   350,000      -          -
Executive Officer and
Director                     1995       235,937     25,000      -                  -                    69,000      -          -


Peter J. Fiorillo            1997       185,671     11,500      -                  -                   -            -          -
Executive Vice President,
Chief Financial Officer,     1996       154,476     12,000      -                  -                   125,000      -          -
Chief Information
Officer, Treasurer and       1995       154,476     10,000      -                  -                     6,000      -          -
Corporate Secretary


John D. Kuranz               1997       150,200      -          -                  -                 -              -          -
Vice President, Managing
Director, Published          1996       149,976      -          -                  -                 -              -          -
Research Division
                             1995       149,976     12,850      -                  -                 -              -          -




-----------------------
(1)      Options to acquire Common Stock.


                            OPTION GRANTS DURING 1997
                            -------------------------

During 1997 there were no options granted to the named executive officers.

         AGGREGATED OPTION EXERCISES IN 1997 AND YEAR-END OPTION VALUES

     The following table provides information related to options exercised by each of the named executive officers during the year ended December 31, 1997 and the number and value of options held at fiscal year end. The Company does not have any outstanding stock appreciation rights.

                                                                                                   VALUE OF UNEXERCISED
                                                                 NUMBER OF SECURITIES                   IN-THE-MONEY
                                                                UNDERLYING UNEXERCISED                    OPTIONS
                                                                        OPTIONS                  AT FISCAL YEAR END ($)(1)
                                                                AT FISCAL YEAR END (#)           -------------------------
                                                                ----------------------

                               SHARES          VALUE
                             ACQUIRED ON      REALIZED
NAME                           EXERCISE          ($)        EXERCISABLE     UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
----                           --------          ---        -----------     -------------     -----------      -------------
                                 (#)
Andrew P. Garvin                5,000          $2,475         143,500          340,000             -                 -

Peter J. Fiorillo                 -               -            95,500           66,500             -                 -

John D. Kuranz                    -               -            49,800           11,200             -                 -

(1) The closing trade price of the Company's Common Stock as reported by NASDAQ on December 31, 1997 was $0.75. Value is calculated on the difference between the option exercise price of in-the-money options and $0.75 multiplied by the number of shares of Common Stock underlying the option.

EMPLOYMENT AND RELATED AGREEMENTS

     On January 1, 1996, the Company entered into an Employment Agreement with Andrew P. Garvin commencing on January 1, 1996 and terminating on December 31, 2001 (the "Employment Agreement"). Such Employment Agreement was amended and restated on December 12, 1996. The Employment Agreement provides for a base salary of $250,000 which will be adjusted each January 1 for a cost of living increase based on the Consumer Price Index for New York City for the twelve month period immediately preceding such January 1 date. Mr. Garvin will also be entitled to additional increases in base salary as may be determined from time to time by the Board of Directors or any compensation committee appointed by the Board of Directors. Mr. Garvin received a $12,500 signing bonus upon execution of the Employment Agreement. In addition, Mr. Garvin will be entitled to receive performance bonuses equal to 10% per annum of the pre-tax profits of the Company in excess of $1,000,000 for each of the years ended December 31, 1996, 1997, 1998, 1999, 2000, and 2001. The Employment Agreement limits the bonus to $250,000 in any year, and states that Mr. Garvin is entitled to receive a cash bonus of $50,000 in each of January 1997 and January 1998. During August 1997 Mr. Garvin voluntarily took a 5% salary cut for the balance of 1997.

     The Employment Agreement provides that (i) if Mr. Garvin voluntarily leaves the employ of the Company on account of the Company being acquired and its principal office being moved to a location which is greater than 50 miles from New York City; and (ii) if Mr. Garvin voluntarily leaves the employ of the Company on account of a Change in Control, then, in each such case, he shall be entitled to receive the compensation described in the immediately preceding paragraph for the balance of the term; provided, however, that if such termination occurs at a time when there is less than one year left in the term, the compensation shall continue for a period of two years from the date of termination on the same basis that the employee received compensation during the last year of the term. Change of control is defined in the Employment Agreement to include the acquisition by a party of 30% or more of the outstanding shares of Common Stock of the Company or a change in the majority of the Incumbent Board of Directors (as defined in the Employment Agreement). In the event that the Company terminates Mr. Garvin's employment for cause, and a court of law or other tribunal ultimately determines that such termination was without cause, then he shall be entitled to receive double the amount of compensation described above until the end of the term. Mr. Garvin has agreed to a non-competition covenant for a period of two years after the term of the Employment Agreement.

          The Company has entered into a deferred compensation agreement with Mr. Garvin, which provides for a schedule of payments to him or his designated beneficiary(ies). The agreement entered into in 1984 provides that in the event during the course of employment Mr. Garvin (i) dies, (ii) becomes totally disabled or (iii) elects to retire after June 30, 1994 and prior to age 65, he or, in the event of death, his designated beneficiaries, shall receive monthly payments ranging from $1,250 to $1,800 for a period of ten years from the date of death, disability or retirement. In the event Mr. Garvin retires at age 65 or over, Mr. Garvin shall receive $4,750 per month for ten years from the date of his retirement.

          The Company entered into an additional Deferred Compensation Agreement with Mr. Garvin in 1990. Pursuant thereto, in the event during the course of employment Mr. Garvin (i) dies, (ii) becomes totally disabled or (iii) elects to retire after July 25, 1992 and prior to age 65, he or, in the event of death, his designated beneficiary(ies), shall receive monthly payments ranging from $618.81 to $2,351. These payments are to continue for a period of ten years from the date of death, disability or retirement. In the event he retires at age 65 or over, Mr. Garvin shall receive $2,475.24 per month for ten years from the date of his retirement. The benefits under the two agreements are cumulative.

          On January 11, 1995, the Company entered into severance agreements with Peter J. Fiorillo and John D. Kuranz. The severance agreements provide for the payment of the current base salary (with set minimum limits for purposes of the payment) to the respective individual for a period of one year from the date of termination for (i) termination without cause; and (ii) if the individual voluntarily leaves the employ of the Company because of a change of control or because Andrew P. Garvin is no longer Chief Executive Officer. Additionally, if the above occurs, all options granted to the respective individual by the Company shall become immediately vested and exercisable. Change of control is defined in the severance agreements to include the acquisition by a party of 30% or more of the outstanding shares of common stock of the Company or a change in the majority of the incumbent Board of Directors. In the event that the Company terminates Mr. Fiorillo or Mr. Kuranz for cause, and a court of law or other tribunal ultimately determines that such termination was without cause, then the respective individual shall be entitled to receive double the amount of compensation described above.

          During February 1998 SVP, S.A. acquired additional shares in the Company which brought their total holdings, including its affiliates, in the Company above 30% of the then outstanding shares. As such, Mr. Garvin, Mr. Fiorillo and Mr. Kuranz would be entitled to receive their respective severance packages should they choose to resign due to this previously defined change in control, and their unvested options would immediately vest. In consideration of SVP, S.A. providing two $1,000,000 letters of credit, in March 1998, to secure the Company's debt agreements with a commercial bank, on March 29, 1998, Mr. Garvin waived his rights related to the change of control provision in his agreement, only as it relates to the holdings of SVP, S.A. and its affiliates, in the Company. To date, Mr. Fiorillo and Mr. Kuranz have not expressed their intent to resign. If such two executive officers were to tender their resignation based on this occurrence, the liability would be approximately $340,000, payable over a one year period, plus the vesting of 77,000 currently non-exercisable options.

     Directors are not compensated in cash for their services as such. The Stock Option Plan of the Company was amended in June 1995 to provide for the automatic grant to outside directors of five-year non-incentive options to purchase 2,500 shares of Common Stock on the first business day of each new year beginning in 1996, the exercise price being the fair market value on the date of the grant.

                                     ITEM 12

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following sets forth, as of December 31, 1997, certain information with respect to the beneficial ownership of the Common Stock by each person known by the Company to be the beneficial owner of 5% or more of its outstanding Common Stock, by the directors of the Company individually, the named executive officers set forth in Item 11 individually and by all officers and directors as a group.


                       NAME AND ADDRESS         NUMBER OF
                       BENEFICIAL OWNER       SHARES OWNED(1)       PERCENT
                       ----------------       ---------------       -------


       Andrew P. Garvin
       625 Avenue of the Americas
       New York, NY 10011         (2)           1,254,754             17.8%

       Peter J. Fiorillo (3)                      212,000              3.1%

       John D. Kuranz (4)                          61,000      Less than 1%

       Amalia S.A.
       70, rue des Rosiers
       F-93585 Saint-Ouen, Cedex
       FRANCE  (5)                              1,649,485             23.6%

       Brigitte de Gastines (6)                    20,500      Less than 1%

       Howard S. Breslow (6)(7)                    29,320      Less than 1%

       Frederick H. Fruitman (8)                   56,179      Less than 1%

       Charles Baudoin (6)(9)                      59,725      Less than 1%

       Jean-Louis Bodmer  (6)                      10,500      Less than 1%

       Furman Selz SBIC, L.P.
       230 Park Avenue
       New York, NY  10169 (10)                   900,000             12.0%

       Asset Value Fund Ltd.
       c/o Asset Value Mgmt., Inc.
       PT 376 Main St., Box 74
       Bedminster, NJ  07921-2602                 900,000             13.7%

       All Officers and Directors as a Group
       (9 persons) (11)                         1,703,978             23.2%

(1) Unless otherwise indicated below, all shares are shares of Common Stock owned beneficially and of record.

(2)      Includes 483,500 shares issuable under outstanding options.

(3)      Includes 162,000 shares issuable under outstanding options.

(4) Includes 57,000 shares issuable under outstanding options and 4,000 shares issuable under outstanding warrants.

(5) Includes the 732,500 shares of Common Stock owned by SVP, S.A., 422,222 shares issuable under outstanding Warrants held by SVP, S.A., and the 494,763 shares of Common Stock owned by SVP International which are subsidiaries of Amalia S.A. Brigitte de Gastines owns in excess of 99% of the stock of Amalia S.A. In addition, Ms. de Gastines is President, General Manager and a director of SVP, S.A., and General Manager of SVP International. The shares owned by Amalia S.A. are not shown in the table as being owned by Ms. Gastines.

(6)      Includes 10,500 shares issuable under outstanding options.

(7) Includes all of the 13,820 shares of Common Stock owned by record of Breslow & Walker, LLP, a law firm in which Mr. Breslow is a partner.

(8)      Includes 8,000 shares issuable under outstanding options.

(9) Includes 39,225 shares of Common Stock owned by Bova Trading, to which Charles Baudoin has beneficial ownership.

(10)     Includes all of the 900,000 shares issuable under outstanding Warrants.

(11) Includes 752,500 shares issuable under outstanding options and 4,000 shares issuable under outstanding warrants.

                                     ITEM 13

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since 1971, the Company has been a licensee of SVP International. Pursuant to this license agreement, the Company pays royalties to SVP
International  for  the  use  of the  SVP  name  and  participation  in the  SVP
International network. For a description of Ms. de Gastines and Mr. Bodmer's relationship to SVP International see "Item 10. Directors and Executive Officers of the Registrant." The accrued royalties payable as of December 31, 1997 to SVP International were approximately $84,000.

         Howard S. Breslow, a director of the Company, is a member of Breslow & Walker, LLP, general counsel to the Company. During 1997, Breslow & Walker, LLP received legal fees of $75,653.

         Andrew P. Garvin, Chairman of the Board, Chief Executive Officer and President and a director of the Company, entered into an Agreement (the "First Refusal Agreement"), dated as of November 6, 1992, with Amalia S.A. and its subsidiaries, SVP International and SVP S.A. (collectively "Amalia"). Amalia beneficially owns 1,649,485 shares of Common Stock, or 23.6% of outstanding shares, and Brigitte de Gastines, a director of the Company, owns in excess of 99% of the stock of Amalia, S.A. The First Refusal Agreement provides for mutual rights of first refusal in the event that either Mr. Garvin or Amalia desires to dispose, in a public or private transaction, any of the shares of Common Stock owned by them. In the event that a party declines to exercise its right of first refusal, the proposed selling party may consummate such sale within the time period permitted under the First Refusal Agreement. The First Refusal Agreement terminated in October 1997.

                                     PART IV

                                     ITEM 14

                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

(a)      (1)      FINANCIAL STATEMENTS

                  The following Financial Statements are filed as part of this 10-K:

                  Independent Auditors' Report.

                  Consolidated Balance Sheets as of December 31, 1997 and 1996.

                  Consolidated Statements of Operations for the years ended December 1997, 1996 and 1995.

                  Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.

                  Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

                  Notes to Consolidated Financial Statements.

         (2)      SCHEDULE

                  The following Financial Statement schedule is filed as part of this 10-K:

                  Schedule II - Valuation and Qualifying Accounts

                  Other Financial Statement schedules are omitted because they are not applicable or because the information required is provided in the Consolidated Financial Statements or Notes thereto included herein.

         (3)      EXHIBITS

                  EXHIBIT
                  NUMBER                    DOCUMENT

                  3(a) Copy of restated Certificate of Incorporation as amended(1), and amendment thereto.

                   (b)              Copy of By-Laws, as amended.(3)

                  4(a)              Copy of specimen of Common Stock
                                    Certificate.(1)

                 10(a) Copy of License Agreement, dated October 11, 1971, between the Company and SVP International (formerly SVP Conseil) and an amendment thereto, dated March 23, 1981.(1)

                   (b)              Copy of 1986 Stock Option Plan.(1)

                   (c) Copy of Deferred Compensation and Salary Continuation Agreement, dated June 30, 1984, between the Company and Andrew P. Garvin .
                                    (1)

                   (d) Copy of the lease related to premises at 625 Avenue of the Americas, NY, NY.(2) and amendment related thereto.(6)

                   (e)              Copy of Target Benefit Plan of the Company.
                                    (4)

                   (f)              Copy of Deferred Compensation and Salary
                                    Continuation  Agreement,   dated  July  25,
                                    1990,  between  the  Company  and Andrew P.
                                    Garvin.(5)

                   (g)              Copy   of   Lease  dated   July   19,  1994
                                    related  to  premises  on 3rd  floor at 641
                                    Avenue of the Americas, NY, N.Y. (8)

                   (h) Copy of lease dated March 15, 1995 related to premises on 4th floor at 641 Avenue of the Americas, NY, N.Y. (8)

                   (i) Copy of Commercial Revolving Loan, Term Loan and Security Agreement dated April 27, 1995 between State Street Bank and Trust Company and the Company. (9)

                   (j) Copy of 401(k) and Profit Sharing Plan of the Company.(10)

                   (k) Copy of Severance Agreement, dated January 11, 1995 between the Company and Peter J. Fiorillo. (11)

                   (l) Copy of Severance Agreement, dated January 11, 1995 between the Company and John D. Kuranz. (11)

                   (m) Copy of Employment Agreement, amended and restated as of December 12, 1996, between the Company and Andrew P. Garvin.(13)

                   (n) Copy of the Note and Warrant Purchase Agreement with Furman Selz SBIC, L.P., dated October 31, 1996. (12)

                    (o) Copy of the Note and Warrant Purchase Agreement with SVP, S.A. dated November 30, 1996. (13)

                    (p)             FIND/SVP, Inc. 1996 Stock Option Plan. (14)

                    (q)             Copy of ETRG Sale Agreement.  (15)

                    (r) Copy of Commercial Revolving Loan, dated October 22, 1997, between the Bank and the Company. (15)

                    (s) Copy of Second Modification Agreement, as of September 30, 1997, between the Bank and the Company. (15)

                    (t) January 20, 1998 Agreement between Asset Value Fund and the Company.

                    (u) Copy of the Third Modification Agreement as of December 31, 1997, between the Bank and the Company

                    (v) Copy of Fourth Modification Agreement, as of January 15, 1998, between the Bank and the Company.


                     21             List of Subsidiaries. (11)

                     23             Letter of Consent by KPMG Peat Marwick LLP.

                     27             Financial Data Schedule



(1) Incorporated by reference to the Company's Registration Statement on Form S-18 (Reg. No. 33-8634-NY) which became effective with the Securities and Exchange Commission on October 31, 1986.

(2) Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on February 2, 1987.

(3) Incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1987.

(4) Incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1989.

(5) Incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1990.

(6) Incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1992.

(7) Incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1993.

(8) Incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1994.

 (9) Incorporated by reference to the Company's Form 10-Q filed for the Quarter ended March 31, 1995.

(10) Incorporated by reference to the Company's Form S-8 filed on March 29, 1996.

(11) Incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1995.

(12) Incorporated by reference to the Company's Form 8-K, filed on November 13, 1996, and amended by Form 8-K/A No. 1 on November 21, 1996.

(13) Incorporated by reference to the Company's Form 10-K filed for the year-ended December 31, 1996.

(14) Incorporated by reference to the Company's Form S-8, filed on February 27, 1997.

(15) Incorporated by reference to the Company's Form 10-Q, filed for the quarter ended September 30, 1997.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    FIND/SVP, INC.


Date:          March 30, 1998            BY:        /S/ ANDREW P. GARVIN
                                                   ------------------------
                                                   Andrew P. Garvin, President
                                                  (Principal Executive Officer)

Date:          March 30, 1998            BY:        /S/ PETER J. FIORILLO
                                                   -------------------------
                                                   Peter J. Fiorillo,
                                                   Executive Vice President
                                                   (Principal Financial Officer
                                                   and Principal Accounting
                                                   Officer)


               Pursuant to the requirement(s) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:          March 30, 1998                       /S/ ANDREW P. GARVIN
                                                  --------------------------
                                                  Andrew P. Garvin, Director




Date:          March 30, 1998                     ---------------------------
                                                  Brigitte de Gastines, Director




Date:          March 30, 1998                      /S/ HOWARD S. BRESLOW
                                                  ---------------------------
                                                  Howard S. Breslow, Director



Date:          March 30, 1998                      /S/ FREDERICK H. FRUITMAN
                                                  ----------------------------
                                                  Frederick H. Fruitman,
                                                  Director


Date:          March 30, 1998                      /S/ CHARLES BAUDOIN
                                                  ----------------------------
                                                  Charles Baudoin, Director


Date:          March 30, 1998                     ----------------------------
                                                  Jean-Louis Bodmer, Director

                                 EXHIBIT INDEX

Exhibit #        Description
---------        -----------

10(t)            Agreement

10(u)            Third Modification Agreement

10(v)            Fourth Modification Agreement

23               Independent Auditor's Consent

27               Financial Data Schedule