Form 10-Q
period 1998-03-31
FIND SVP INC
filed 1998-05-15
CIK 801338

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                                                 --------------
                           Commission file no. 0-15152
                                               -------
                                 FIND/SVP, Inc.
--------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           NEW YORK                                  13-2670985
--------------------------------           -------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification Number)

625 Avenue of the Americas, New York, N.Y.                  10011
--------------------------------------------------------------------------
(Address of principal executive offices)                 (ZIP Code)

     Registrant's telephone number, including area code: (212) 645-4500
                                                         --------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes   X          No
           ---           ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, par value $0.0001 per share: 7,107,519 shares as of May 1, 1998.

                                 FIND/SVP, Inc.
                                 --------------
                                    CONTENTS
                                    --------
PART I. FINANCIAL INFORMATION                                              Page

        Consolidated Condensed Balance Sheets                              3
         March 31, 1998(unaudited) and December 31, 1997

        Consolidated Condensed Statements of Operations                    5
         Three Months Ended March 31, 1998 and 1997(unaudited)

        Consolidated Condensed Statements of Cash Flows                    6
         Three Months Ended March 31, 1998 and 1997(unaudited)

        Notes to Consolidated Condensed Financial                          7
         Statements

        Management's Discussion and Analysis of                            12
         Financial Condition and Results of Operations

PART II. OTHER INFORMATION                                                 21

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                           21

SIGNATURES                                                                 22

                         FIND/SVP INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                            March 31,           December 31,
                        Assets                                1998                 1997
                        ------                             -----------          -----------
                                                          (unaudited)            (audited)
Current assets:

  Cash                                                        $639,000             $139,000
  Accounts receivable, net                                   3,083,000            3,394,000
  Note receivable                                               62,000               62,000
  Prepaid and refundable income taxes                          299,000              299,000
  Deferred tax assets                                          286,000              286,000
  Prepaid expenses and other current assets                    373,000              328,000
  Assets held for sale                                       1,540,000            1,558,000
                                                           -----------          -----------
                Total current assets                         6,282,000            6,066,000
                                                           -----------          -----------


Equipment and leasehold improvements, net                    4,504,000            4,546,000

Other assets:

  Deferred charges                                             229,000              245,000
  Goodwill, net                                                114,000              117,000
  Note receivable                                               63,000               63,000
  Cash surrender value of life insurance                       448,000              479,000
  Deferred tax assets                                          720,000              681,000
  Deferred financing fees, net                                 131,000              141,000
  Security deposits                                            148,000              143,000
                                                           -----------          -----------
                Total assets                               $12,639,000          $12,481,000
                                                           ===========          ===========






See notes to consolidated condensed financial statements.

                        FIND/SVP, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (CONTINUED)

                                                         March 31,             December 31,
         Liabilities and Shareholders' Equity               1998                   1997
         ------------------------------------           -----------             -----------
                                                        (unaudited)              (audited)
Current liabilities:

  Notes payable, current installments                         $500,000           $1,749,000
  Trade accounts payable                                       920,000            1,305,000
  Accrued expenses                                           1,766,000            1,872,000
  Accrued interest, current installments                       156,000              124,000
                                                           -----------          -----------

         Total current liabilities                           3,342,000            5,050,000
                                                           -----------          -----------


Unearned retainer income                                     3,027,000            2,023,000
Notes payable, excluding current installments                3,678,000            3,801,000
Accrued interest, excluding current installments               154,000              104,000
Accrued rent payable                                            86,000              112,000
Deferred compensation                                          178,000              173,000

Shareholders' equity Preferred stock, $0.0001 par value.
      Authorized 2,000,000 shares; none
      issued and outstanding                                     --                    --
  Common stock, $0.0001 par value.
      Authorized 10,000,000 shares
      7,107,519 and 6,575,669 shares issued
      and outstanding at March 31, 1998
      and December 31, 1997, respectively                        1,000                1,000
  Capital in excess of par value                             4,874,000            3,872,000
  Accumulated (deficit) earnings                            (2,701,000)          (2,655,000)
                                                           -----------          -----------
         Total shareholders' equity                          2,174,000            1,218,000
                                                           -----------          -----------
                                                           $12,639,000          $12,481,000
                                                           ===========          ===========



See notes to consolidated condensed financial statements.

                        FIND/SVP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                       1998              1997
                                                                    ----------        ----------
Revenues                                                            $8,197,000        $7,832,000
                                                                    ----------        ----------
Operating expenses:
  Direct costs                                                       4,324,000         4,504,000
  Selling, general and administrative
   expenses                                                          3,508,000         3,772,000
  Restructuring charge                                                 321,000             --
                                                                    ----------        ----------
   Operating income (loss)                                              44,000          (444,000)

Interest income                                                          7,000             5,000
Other income                                                           289,000             --
Interest expense                                                      (136,000)         (115,000)
Other expense                                                         (289,000)            --
                                                                    ----------        ----------
   Loss before benefit for income taxes                                (85,000)         (554,000)

Benefit for income taxes                                               (39,000)         (237,000)
                                                                    ----------        ----------
      Net loss                                                         (46,000)         (317,000)
                                                                    ==========        ==========


Loss per share:

    Basic                                                               ($0.01)           ($0.05)
                                                                     =========        ==========
    Diluted                                                              (0.01)            (0.05)
                                                                     =========        ==========

Weighted average number of shares outstanding:

    Basic                                                            7,042,177         6,572,817
                                                                    ==========        ==========
    Diluted                                                          7,042,177         6,572,817
                                                                    ==========        ==========



See notes to consolidated condensed financial statements.

                                 FIND/SVP, INC. AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                                                 1998                    1997
                                                                               --------                ---------
Cash flows from operating activities:
 Net loss                                                                      $(46,000)               $(317,000)
                                                                               --------                ---------
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                                               307,000                  280,000
    Amortization of discount on notes payable                                     2,000                    1,000
    Amortization of deferred financing fees                                      10,000                    8,000
    Provision for losses on accounts receivable                                  53,000                   55,000
    Common stock issued for services                                               --                     38,000
    Increase in deferred compensation                                             5,000                    6,000
    Decrease in accrued rent payable                                            (26,000)                 (19,000)
    Decrease (increase) in cash surrender value of life insurance                31,000                  (23,000)
    Increase in deferred income taxes                                           (39,000)                 (30,000)
    Decrease in assets held for sale                                             18,000                     --
    Change in assets and liabilities:
      Decrease (increase) in accounts receivable                                258,000                 (332,000)
      Increase in prepaid & refundable income taxes                                --                   (208,000)
      Decrease in inventories                                                      --                     12,000
      Increase in prepaid expenses, deferred charges and
       security deposits                                                       (102,000)                (550,000)
      (Decrease) increase in trade accounts payable
       and accrued expenses                                                    (491,000)                  20,000
      Increase in accrued interest                                               82,000                   74,000
      Increase in unearned retainer income                                    1,004,000                1,145,000
                                                                             ----------               ----------
       Total adjustments                                                      1,112,000                  477,000
                                                                             ----------               ----------
       Net cash provided by operating activities                              1,066,000                  160,000

Investing Activities:
  Capital expenditures                                                         (194,000)                (374,000)
                                                                             ----------               ----------
       Net cash used in investing activities                                   (194,000)                (374,000)
                                                                             ----------               ----------
Financing Activities:
  Principal payments under notes payable                                     (1,374,000)                (130,000)
  Proceeds from issuance of convertible note                                    250,000                     --
  Proceeds from exercise of stock options                                         2,000                   26,000
  Proceeds from issuance of common stock                                        750,000                     --
  Repurchase of treasury stock                                                 (206,000)                    --
  Proceeds from insurance company, net of expenses                              206,000                     --
  Increase in deferred financing fees                                              --                    (10,000)
                                                                             ----------               ----------
       Net cash used in financing activities                                   (372,000)                (114,000)
                                                                             ----------               ----------
       Net increase (decrease) in cash                                          500,000                 (328,000)

Cash at December 31, 1997 and 1996                                              139,000                  634,000
                                                                             ----------               ----------
Cash at March 31, 1998 and 1997                                                $639,000                 $306,000
                                                                             ==========               ==========
Non-cash financing activities:
  Conversion of notes into common stock                                         250,000                     --
                                                                             ==========               ==========


            See notes to consolidated condensed financial statements.

                        FIND/SVP, INC. and Subsidiaries
                        -------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------

A. MANAGEMENT'S STATEMENT

In the opinion of Management, the accompanying consolidated condensed financial statements contain all normal and recurring adjustments necessary to present fairly the financial position at March 31, 1998, and the results of operations and cash flows for the three month periods ended March 31, 1998 and 1997. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

The Company has reclassified certain prior year balances to conform with current presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

B. ASSETS HELD FOR SALE

In the Company's Form 10-K for the year ended December 31, 1997, the Company announced its intention to sell the majority of assets held in its Published Research Division, and, accordingly, has retained the services of an investment banking firm to effectuate the sale. As a result, the Company has reported the carrying value of the assets held for sale at the lower of cost or their estimated net realizable values. The Company has presented the assets held for sale as a separate line item in its March 31, 1998 and December 31, 1997 consolidated balance sheets. In accordance with the provisions of the Statement of Financial Accounting Standards Board No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," all assets held for sale other than inventories and prepaid expenses are not being amortized or depreciated.

In April 1998, the Company signed a letter of intent with a potential buyer of the aforementioned assets. The due diligence process began on April 27, 1998. The Company will review its estimated net realizable values as additional information becomes available. During the quarter ended March 31, 1998, revenues from the assets held for sale were $1,317,000.

C.  SALE OF COMMON STOCK AND CONVERTIBLE NOTE

On January 15, 1998, the Company entered into an agreement with SVP, S.A. ("SVP") for SVP to purchase $1,000,000 of the Company's common stock at $1.25 per share. The transaction was completed in two parts. The Company issued 600,000 shares and a $250,000 Convertible Note to SVP on January 15, 1998, pending the availability of additional shares for issuance. The Note converted into 200,000 shares on February 20, 1998, when those shares became available in connection with the Company's litigation settlement (see note D).

With this transaction SVP and its affiliates currently own approximately 37% of the then outstanding common shares in the Company, excluding outstanding warrants.

D. LEGAL PROCEEDINGS

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

On January 20, 1998, Asset Value and the Company entered into a settlement agreement pursuant to which Asset Value dismissed with prejudice the two pending actions described above. Furthermore, Asset Value agreed that for five years neither Asset Value nor Paul Koether will purchase, either directly or indirectly, any shares of stock in the Company, or own or control, either directly or indirectly, any shares of stock in the Company. As part of the settlement, the Company purchased 274,400 shares of the Company's common stock from the plaintiff for $1.25 per share, totaling $343,000. The purchase price contained a premium of $0.50 per share over the closing trade price of the Company's common stock on the date of settlement, or $137,000. As a result of the above, the Company recorded treasury stock of $206,000 and expense of $137,000. The Company used proceeds from its insurance company of $495,000 to purchase the shares and to pay plaintiff and Company legal fees in the amount of $110,000 and $42,000, respectively. Accordingly, the Company recorded other income and other expense of $289,000, respectively, related to this matter, with the remaining balance of $206,000 offset against the aforementioned treasury stock repurchase amount, thus reducing the net treasury stock transaction to zero. Of the 274,400 shares purchased by the Company, 200,000 shares were issued to SVP to convert the convertible note issued on January 15, 1998 into common stock and 74,400 shares were retired (see Note C). SVP, S.A. purchased the remaining 625,600 shares held by Asset Value for $1.25 per share. In addition, the Company agreed that if within two years (a) the Company sells all or substantially all of its assets, (b) the Company is merged into or combined with another company, (c) any person acquires a majority of the outstanding shares of the Company pursuant to a tender offer, (d) the Company is taken private, or (e) the Company undergoes a recapitalization or restructuring, and in any such case the shareholders of the Company receive consideration (whether cash, securities or otherwise) of more than $1.25 per share, then, immediately after the consummation of such transaction, the Company will pay to Asset Value an amount equal to 900,000 times the difference between $1.25 and the amount paid to the shareholders up to a maximum difference of $1.75 per share (i.e., a maximum price of $3.00 per share).

E. RESTRUCTURING CHARGE

On March 27, 1998, the Company reduced its full-time labor force in its core business by 20 positions. As a result, the Company has recorded a restructuring charge of $321,000 during the quarter ended

March 31, 1998. The charge consists mainly of severance payments, which will be made in their entirety during 1998, outplacement services and legal costs associated with the elimination of the positions.

F. BORROWINGS

On April 3, 1998, the Company signed an amendment to the Commercial Revolving Promissory Note (the "Note") with State Street Bank and Trust ("the Bank"), dated April 27, 1995, extending the availability of the Note until March 25, 1999. The credit available under the Note has been reduced from $3,000,000 to $1,000,000, less $148,000 of currently outstanding letters of credit (as described in the next paragraph). The interest rate on the Note is the Bank's prime rate plus one-quarter of one percent (currently 8.75%).

The Company's Revolving and Term Promissory Notes with the Bank are secured by a $2,000,000 letter of credit posted on March 27, 1998, by SVP S.A., a major shareholder of the Company, and all of the assets of the Company. As of March 31, 1998, there was $1,225,000 outstanding on the term loans and zero outstanding under the revolving credit agreement. The revolving credit agreement is used to secure certain long-term letters of credit in the amount of $148,000. As such, as of March 31, 1998, the availability under the revolving credit agreement was $2,852,000. However, this amount was subsequently reduced to $852,000 on April 3, 1998, in accordance with the amendment signed on that date. Under the terms of the agreement, the Company has been required to retain the services of an outside management consultant, originally retained in October, 1997, through September 30, 1998.

G. INCOME TAXES

The benefit for income taxes consists of federal, state and local income taxes. The $39,000 tax benefit recognized as of March 31, 1998 represents 45.9% of the loss before benefit for income taxes as of March 31, 1998. The benefit represents a deferred tax benefit from a net operating loss carryforward for federal, state and local income taxes. Based on the Company's history of prior operating earnings related to its research-for-hire businesses, management has determined that a valuation allowance of $519,000 is necessary at March 31, 1998 and December 31, 1997, due to the uncertainty of future earnings to realize the entire net deferred tax asset. The effective tax benefit was 42.8% as of March 31, 1997.

H. MARKET FOR COMPANY'S COMMON EQUITY

The National Association of Securities Dealers, Inc. (the "NASD"), which administers NASDAQ recently made changes in the criteria for continued NASDAQ eligibility. The Company's failure to meet NASDAQ's maintenance criteria in the future may result in the discontinuance of the inclusion of its securities on NASDAQ. In such event, trading, if any, in the securities may then continue to be conducted in the non-NASDAQ over-the-counter market in what are commonly referred to as the electronic bulletin board and the "pink sheets". As a result, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the market value of the securities. In addition, the Company would be subject to a Rule promulgated by the Securities and Exchange Commission (the "Commission") that, if the Company fails to meet criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the rule may have an adverse effect on the ability of brokers-dealers to sell the securities, which may affect the ability of purchasers in the offering to sell the securities in the secondary market.

On February 27, 1998, the Company received notification from the NASDAQ Stock Market, Inc. ("NASDAQ") that the Company was not in compliance with the new minimum bid price requirement which became effective on February 23, 1998. In order to regain compliance with this standard the Company's common shares must have a closing bid price at or above the minimum for at least ten consecutive trading days by no later than May 28, 1998. The standard requires a minimum closing bid price of $1.00 per share. If compliance is not met, NASDAQ will issue a delisting letter, which will identify the review procedures. The Company may request a review at that time, which will generally stay delisting. As of March 31, 1998, the Company had not met such requirement. However, during April 1998, the Company's common shares met the closing bid requirement for ten consecutive trading days. Accordingly, the Company is currently in compliance with the new minimum bid requirement.

As of December 31, 1997, the Company's balance sheet was not in compliance with the NASDAQ net tangible asset requirement. Per discussions with NASDAQ, the Company included a pro-forma net tangible asset statement including the $1,000,000 capital contribution from SVP, S.A. received in 1998 (see note C) in its Form 10-K for the year-ended December 31, 1997. NASDAQ has informed the Company that since the statement showed pro-forma net tangible assets which are in compliance with the NASDAQ requirement, it considers the Company to be in compliance.

                                 FIND/SVP, Inc.
                                 --------------
                    Management's Discussion and Analysis of
                    ---------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------

Three months ended March 31, 1998 compared to three months ended March 31, 1997.

GENERAL
-------

FIND/SVP, Inc. provides a broad consulting and business intelligence service to executives and other decision making employees of client companies, primarily in the United States. The Company operates in one business segment, providing information services and products including: the Quick Consulting and Research Service ("QCS") which provides retainer clients with access to the expertise of the Company's staff and information resources; the Strategic Consulting and Research Division ("SRD") which provides more extensive, in-depth custom market research and competitive intelligence information as well as customer satisfaction and loyalty programs; and the Published Research Division which provides copyrighted, syndicated and off-the-shelf studies on various industries and markets. The Company considers its QCS and SRD service businesses, which operate as "research-for-hire" businesses, to be its core competencies.

During the fourth quarter of 1997, the Company determined it would re-focus its efforts on its core competencies. Along with selling certain assets and ceasing the operation of a subsidiary during the fourth quarter of 1997, the Board of Directors voted in favor of a plan to effectuate the sale of virtually all assets in its Published Research Division, as reported in the Company's Form 10-K filed for the year-ended December 31, 1997. The Company's remaining services will come from its research-for-hire businesses. In April 1998, the Company signed a letter of intent with a potential buyer. The Company anticipates the sale to occur during the latter part of the second quarter of 1998, but there can be no assurances in this regard. The revenues from Published Research accounted for 19%, 20% and 21% of the Company's total revenues during 1997, 1996 and 1995, respectively. Revenues of $1,317,000 were generated from the assets held for sale for the quarter ended March 31, 1998. As such, overall revenues for 1998 are expected to decline versus 1997.

On January 15, 1998, the Company entered into an agreement with SVP, S.A. ("SVP") pursuant to which SVP purchased $1,000,000 of the common stock, par value $.0001 per share, of the Company ("common stock") at $1.25 per share. The transaction was completed in two parts. The Company issued 600,000 shares and a $250,000 Convertible Note to SVP on January 15, 1998. The Note converted into 200,000 shares on February 20, 1998 when those shares became available to issue in connection with the settlement of certain litigation.

With this transaction, coupled with additional shares purchased by SVP in conjunction with the settlement of a lawsuit, SVP and its affiliates, as of February 20, 1998, own approximately 37% of the then outstanding shares in the Company, excluding outstanding warrants. This ownership percentage has triggered clauses in the employment contract of the President of the Company and in the severance agreements for two executive officers, which would allow them to resign due to a defined change in control and receive severance in accordance with their respective agreements. In consideration of SVP providing a $2,000,000 letter of credit, in March 1998, to secure the Company's debt agreements with a commercial bank, on March 29, 1998, the President waived his rights related to the change of control provision in his contract, only as it relates to the holdings of SVP and its affiliates, in the Company. To date the two executive officers have not expressed intent on exercising such clause in their respective agreements. If the two executive officers were to tender their resignation based on this event, the liability would be approximately $340,000, payable over a one year period, plus the vesting of 78,833 currently non-exercisable options.

During the first quarter of 1998, the Company continued its initiative to reduce operating expenses which began during the quarter ended September 30, 1997, as reported in the Company's Form 10-Q filed for that period. Primarily as a result of the initiative, there was a reduction in direct costs as a percentage of revenues to 52.8% for the quarter ended March 31, 1998, as compared to 57.5% for the quarter ended March 31, 1997, and 56.7% for the quarter ended December 31, 1997. Additionally, selling, general and administrative expenses were 42.8% of revenues for the quarter ended March 31, 1998, versus 48.2% for the quarter ended March 31, 1997, and 44.9% for the quarter ended December 31, 1997.

Further, on March 27, 1998, the Company reduced its full-time labor force in its core businesses by 20 positions. As a result, the Company recorded a restructuring charge of $321,000 during the quarter ended March 31, 1998. The Company believes this action, coupled with the significant cost reductions in operating expenses and non full-time labor over the past three quarters, has significantly improved its ability to return to profitability for 1998, but there can be no assurances in this regard.

The Company had operating income of $44,000 for the quarter ended March 31, 1998, inclusive of the $321,000 restructuring charge. This compares favorably to an operating loss of $444,000 for the quarter ended March 31, 1997. The net loss for the quarter ended March 31, 1998 was $46,000 versus a $317,000 net loss for the quarter ended March 31, 1997.

During the first quarter of 1998, the Company's cash flow from operating activities provided $1,066,000 versus $160,000 for the first quarter of 1997. This, coupled with the $1,000,000 capital contribution from SVP received during the first quarter of 1998, enabled the Company to pay down its Commercial Revolving Promissory Note with State Street Bank and Trust Company to zero from $1,249,000 as of December 31, 1997. At March 31, 1998, letters of credit totaling $148,000 remain outstanding..

OPERATING REVENUES
------------------

Operating revenues increased by $365,000 or 4.7% to $8,197,000 for the three-month period ended March 31, 1998, as compared to the comparable period of the prior year.

The Company's Quick Consulting and Research Service revenues grew by $268,000 or 5.4% to $5,264,000 for the three-month period ended March 31, 1998, as compared to the comparable period of the prior year. The increase was due primarily to an increase in the average fee paid per client.

Revenues in the Strategic Consulting and Research area increased by $345,000 or 28.2% to $1,567,000 for the three-month period ended March 31, 1998, as compared to the comparable period of the prior year. The increase reflects increases in the number of assignments and their average size, resulting from improved marketing.

Published Research revenues decreased by $247,000 or 15.8% to $1,320,000 for the three-month period ended March 31, 1998, as compared to the comparable period of the prior year. The decrease in revenues for the three month period was due primarily to the decline in revenues from the Emerging Technologies Research Group ("ETRG") caused by the sale of certain assets and the primary businesses of ETRG during the fourth quarter of 1997, as previously reported in the Company's Form 10-Q for the period ended September 30, 1997. The Company did retain rights to certain published off-the-shelf studies at the time of the sale, and did recognize revenues and direct costs from those assets in its Published Research area during the first quarter of 1998. The Company anticipates these studies will be included in the sale of assets of the Published Research Division.

The Company operates a small newsletter publishing operation. However, the newsletters that are produced generated less than 1% of the Company's revenues in 1998 and 1997. All except one of the Company's newsletters are expected to be included in the sale of assets of the Published Research Division.

Revenues of $1,317,000 were generated from assets held for sale for the quarter ended March 31, 1998. The revenues include Published Research and newsletter revenues. The Company anticipates the sale of assets will occur during the latter part of the second quarter, but there can be no assurance in this regard. As such, overall revenues for 1998 are expected to decline versus 1997.

DIRECT COSTS
------------

Direct costs decreased by 4.0% or $180,000 to $4,324,000 for the three-month period ended March 31, 1998, as compared to the comparable period of 1997. As a percent of revenues, direct costs decreased to 52.8% for the three-month period ended March 31, 1998, from 57.5% for the corresponding period in 1997. The decrease in total direct costs and direct costs as a percentage of revenues are due primarily to the sale of the ETRG assets in the fourth quarter of 1997 and the cost reduction of direct operating expenses which began during the third quarter of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
-------------------------------------------

Selling, general and administrative expenses declined by 7.0% or $264,000 to $3,508,000 for the three-month period ended March 31, 1998, as compared to the corresponding period of the prior year. As a percent of revenues, selling, general and administrative expenses decreased to 42.8% for the three-month period ended March 31, 1998, from 48.2% for the corresponding period in 1997. The decrease in expenses in the selling, general and administrative areas is due primarily to the reduction of labor in the general and administrative area during the fourth quarter of 1997 (as reported in the Company's Form 10-K for the year ended December 31, 1997) and the cost reduction of general operating expenses which began during the third quarter of 1997, coupled with the sale of the ETRG assets in the fourth quarter of 1997.

RESTRUCTURING CHARGE
--------------------

On March 27, 1998, the Company reduced its full-time labor force in its core business by 20 positions. As a result the Company has recorded a restructuring charge of $321,000 during the quarter ended March 31, 1998. The charge consists mainly of severance payments, which will be made in their entirety during 1998, outplacement services and legal costs associated with the elimination of the positions.

OPERATING INCOME (LOSS)
-----------------------

Operating income was $44,000 for the three-month period ended March 31, 1998, as compared to an operating loss of $444,000 for the corresponding period in 1997. The operating income for the quarter ended March 31, 1998 was due primarily to the reduction of direct costs and selling and general and administrative costs as a percentage of revenues, partially offset by the $321,000 restructuring charge related to the elimination of full-time positions during the period. The operating loss for the period ending March 31, 1997 was due primarily to an increase in costs associated with a growth strategy implemented during the fourth quarter of 1996. During the fourth quarter of 1997, the Company abandoned that strategy and has re-focused its efforts on its core "research-for-hire" businesses.

INTEREST INCOME AND EXPENSE
---------------------------

Interest income was $7,000 for the three-month period ended March 31, 1998, and $5,000 for the corresponding period in 1997. Interest expense was $136,000 for the three-month period ended March 31, 1998, as compared to $115,000 for the corresponding period in 1997. The increase in interest expense for the period ended March 31, 1998 was due to the issuance of Subordinated Notes of the Company in the third quarter of 1997, coupled with borrowings under the Commercial Revolving Promissory Note during the first quarter of 1998, partially offset by a reduction in interest expense on outstanding term notes during the first quarter of 1998, compared to the first quarter of 1997.

OTHER INCOME AND EXPENSE
------------------------

During the quarter ended March 31, 1998, the Company settled litigation which began during the second quarter of 1997. As part of the settlement, the Company purchased 274,400 shares of the Company's common stock from the plaintiff for $1.25 per share, totaling $343,000. The purchase price contained a premium of $0.50 per share over the closing trade price of the Company's common stock on the date of settlement, or $137,000. As a result of the above, the Company recorded treasury stock of $206,000 and expense of $137,000. The Company used proceeds from its insurance company of $495,000 to purchase the shares and to pay plaintiff and Company legal fees in the amount of $110,000 and $42,000, respectively. Accordingly, the Company recorded other income and other expense of $289,000, respectively, related to this matter, with the remaining balance of $206,000 offset against the aforementioned treasury stock repurchase amount, thus reducing the net treasury stock transaction to zero. Of the 274,400 shares purchased by the Company, 200,000 shares were issued to SVP to convert the convertible note issued on January 15, 1998 into common stock and 74,400 shares were retired (See Note C).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the three months ended March 31, 1998, there was a positive cash flow from operations of $1,066,000 which resulted from an increase in unearned retainer income of $1,004,000, a decrease in accounts receivable of $258,000, a provision for losses on accounts receivable of $53,000, an increase in accrued interest of $82,000, a decrease in assets held for sale of $18,000, a decrease in cash surrender value of life insurance of $31,000, an increase in deferred compensation of $5,000, depreciation and amortization of $307,000, amortization of discount on notes payable of $2,000 and amortization of deferred financing fees of $10,000. This was partially offset by a net loss of $46,000, a decrease in accrued rent payable of $26,000, an increase in deferred income taxes of $39,000, an increase in prepaid expenses and deferred charges of $102,000 and a decrease in trade accounts payable and accrued expenses of $491,000.

For the three months ended March 31, 1997, there was a positive cash flow from operating activities of $160,000 which resulted primarily from an increase in unearned retainer income of $1,145,000, an increase in trade accounts payable and accrued expenses of $20,000, a decrease in inventories of $12,000, an increase in deferred compensation of $6,000, amortization of discount on notes payable of $1,000, depreciation and amortization of $280,000, a provision for losses on accounts receivable of $55,000, an increase in accrued interest of $74,000 and common stock issued for services of $38,000. This was partially offset by a net loss of $317,000, an increase in prepaid expenses and deferred charges of $550,000, an increase in accounts receivable of $332,000, an increase in prepaid and refundable income taxes of $208,000, an increase in deferred income taxes of $30,000, an increase in cash surrender value of life insurance of $23,000 and a decrease in accrued rent payable of $19,000.

The Company's financing activities for the three months ended March 31, 1998 include principal payments under notes payable of $1,374,000, which includes the pay down of $1,249,000 on the Company's credit line and $125,000 on outstanding term debt and $206,000 repurchase of treasury stock, partially offset by proceeds from the issuance of common stock to SVP of $750,000, proceeds from the sale of convertible note to SVP of $250,000, proceeds from insurance company, net of expenses of $206,000 and proceeds from exercise of stock options of $2,000, resulting in net cash used in financing activities of $372,000. This compares to principal payments under notes payable of $130,000 on outstanding term debt and an increase in deferred financing fees of $10,000, partially offset by proceeds from exercise of stock options of $26,000, resulting in net cash used in financing activities of $114,000 for the three months ended March 31, 1997.

The Company had investing activities of $194,000 for capital expenditures for the three months ended March 31, 1998. This compares to $374,000 for capital expenditures for the three months ended March 31, 1997. The major portion of the expenditures for the three months ended March 31, 1998 was for the enhancement of Questrac III, the Company's internal proprietary management information system, and the purchase of computer equipment.

The Company's working capital increased by $1,924,000 to $2,940,000 on March 31, 1998, as compared to December 31, 1997, due primarily to the $1,066,000 net cash provided by operating activities and the $750,000 and $250,000 proceeds from the issuance of common stock and the convertible note, respectively, to SVP, partially offset by capital expenditures of $194,000. Cash balances were $639,000 and $139,000 on March 31, 1998 and December 31, 1997, respectively.

On April 3, 1998, the Company signed an amendment to the Commercial Revolving Promissory Note (the "Note") with State Street Bank and Trust (the "Bank") to extend until March 25, 1999, the terms of the existing Note dated April 27, 1995. The amount available under the Note was reduced to $1,000,000, less outstanding letters of credit, which was $148,000 as of March 31, 1998. On March 27, 1998, SVP provided credit support for the Note in the form of a $2,000,000 letter of credit. This includes $1,000,000 to secure the two five-year term notes. The dollar amount of the letter of credit will, at a minimum, equal $1,000,000 plus the lesser of (a) the aggregate principal amount of the term loans or (b) $1,000,000. The interest rate on the Note is the Bank's prime rate plus one-quarter of one percent (currently 8.75%). Under the terms of the Agreement with the Bank, the Company must continue to retain the services of an outside management consultant, originally retained in October 1997, through September 30, 1998.

On March 27, 1998, the Company signed an amendment to the Note with the Bank extending its then existing terms until April 3, 1998 (which was further extended as set forth above).

On January 15, 1998, the Company signed an amendment to the Note with the Bank. This amendment was in accordance with terms agreed to in an October 1997 amendment which modified the terms of the existing Note. The Bank had extended the terms of the Note from September 30, 1997 to December 31, 1997 (which was further extended as set forth above) and amended the financial convenants and certain terms of the Note. The interest rate, as amended, was one and one-half percent above the Bank's prime rate. The agreement included an automatic extension of the term of the Note to March 26, 1998 provided the Company was in compliance with the terms and conditions of the agreement and either the Company had entered into an agreement with a third party to sell assets in an amount sufficient to pay off the outstanding term loans or the Company had received a capital contribution of no less than $1,000,000. The Company received a $1,000,000 capital contribution from SVP during the first quarter of 1998. The Bank required the Company to hire an outside management consulting firm during October 1997, to assist the Company in formulating its 1998 management plan. The plan was approved by the Board of Directors on December 9, 1997, and the Board required the Company to retain the services of this firm to assist the management of the Company with the implementation of the 1998 plan.

Additionally, in October 1997, the Company signed a Commercial Revolving Promissory Note for up to an additional $1,000,000 with the Bank. The terms are similar to those of the amended $2,500,000 Note dated July 24, 1997 (see below). The $1,000,000 facility was secured by a standby letter of credit provided by SVP. This facility was renewed on January 15, 1998. The $1,000,000 standby letter of credit remained in place.

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

The Agreement also provided that the Company and its subsidiaries may enter into an agreement on similar terms with SVP or affiliates thereof , pursuant to which SVP may purchase Notes from the Company and its subsidiaries up to the principal amount of $475,000, and Warrants to purchase up to 211,111 shares of Common Stock at $2.25 per share. On November 30, 1996, the Company and SVP entered into such a Note and Warrant Agreement as described above, for an aggregate consideration of $475,000.

The Notes accrue interest at an annual rate of 12% on the unpaid principal balance. Accrued but unpaid interest is due and payable on November 30, 1997, November 30, 1998 and on May 30 and November 30 of each year thereafter, commencing on May 30, 1999, except that final payment of interest shall be due and payable on October 31, 2001, and one-half of the interest due and payable on November 30, 1997 shall be deferred and payable on November 30, 2000 and one-half of the interest due and payable on November 30, 1998, May 30, 1999 and November 30, 1999, shall be deferred and payable on October 31, 2001. Any interest deferred shall compound and accrue interest at the rate of the Notes until paid.

The Agreement further provided that Furman Selz and SVP, at their option, can purchase up to the amount of their respective initial investments, up to an additional $2,500,000 in Notes and Warrants on the same terms and conditions as the first $2,500,000, at any time before December 31, 1997. On August 25, 1997, SVP purchased 475,000 units, consisting of $475,000 principal amount of Option Notes and Option Warrants to purchase 211,111 shares of Common Stock at $2.25 per share. SVP, at March 31, 1998, are beneficial owners of 3,075,085 shares of Common Stock, including shares issuable under outstanding Warrants, or approximately 40.8% of the outstanding shares if the Warrants are exercised.

On May 31, 1996, the Company signed a Commercial Term Loan and Security Agreement with the Bank for $500,000. The Term Loan is for a period of five years at .75 percentage points above the prime rate and requires quarterly principal payments of $25,000. As of March 31, 1998, the balance outstanding was $325,000

On April 27, 1995, in conjunction with a refinancing of the Company's prior banking arrangements, the Company signed a Commercial Revolving Loan, Term Loan and Security Agreement with State Street Bank and Trust Company for a $2,000,000 Commercial Revolving Promissory Note (since reduced to $1,000,000 as described above) and a $2,000,000 Commercial Term Promissory Note. The Commercial Revolving Promissory Note is for a period of two years at .25 percentage points above the prime rate, and the Commercial Term Note is for a period of five years at an interest rate of 8.86% per annum. The principal payment schedule for the Term Promissory Note is $100,000 per quarter. As of March 31, 1998, the balance outstanding was $900,000.

The Company's Revolving and Term Promissory Notes with the Bank are secured by a $2,000,000 letter of credit posted by SVP, S.A. and all of the assets of the Company. As of March 31, 1998, there was $1,225,000 outstanding on the term loans and zero outstanding under the revolving credit agreement. The revolving credit agreement is used to secure certain long-term letters of credit. As such, as of March 31, 1998, the availability under the revolving credit agreement was reduced by $148,000 to $2,852,000. This amount was reduced to $852,000 on April 3, 1998, in accordance with the amendment signed on that date.

The Company expects to spend approximately $550,000 for capital items for the remainder of 1998, the major portion of which will be for the continued enhancement of internal software and for computer equipment.

The Company believes that cash flow from operations and borrowings under the lines of credit, along with the potential proceeds from the sale of assets held for sale at March 31, 1998, will be sufficient to cover its expected capital expenditures for the next 12 months and that it will have sufficient liquidity for the next 12 months.

INFLATION
---------

The Company has in the past been able to increase the price of its products and services sufficiently to offset the effects of inflation on wages and other expenses, and anticipates that it will be able to do so in the future.

FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS
----------------------------------------------------------

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q that are not related to historical results, are forward looking statements. Actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events, which may not prove to be accurate. These forward looking statements involve risks and uncertainties, including but not limited to the Company's future cash flows, sales, gross margins and operating costs, the effect of conditions in the industry and the economy in general. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-Q, and in other reports filed by the Company with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 A. EXHIBITS
    --------

      (1) Copy of the Fifth Modification Agreement as of March 27, 1998 between the Bank and the Company

      (2) Copy of the Sixth Modification Agreement as of April 3, 1998 between the Bank and the Company

  B. REPORTS ON FORM 8-K
     -------------------

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FIND/SVP INC.
-------------
                                          (REGISTRANT)



DATE: MAY 14, 1998                        /s/ ANDREW P. GARVIN
------------------                        ---------------------------------
                                          Andrew P. Garvin, Chairman and
                                          President


DATE: MAY 14, 1998                        /s/ PETER J. FIORILLO
------------------                        ---------------------------------
                                          Peter J. Fiorillo
                                          Executive Vice President
                                          (Principal Financial Officer
                                          and Principal Accounting Officer)

                                   EXHIBIT (1)

                          FIFTH MODIFICATION AGREEMENT
                          ----------------------------
         Agreement, made as of March 26, 1998, among FIND/SVP, INC., a New York corporation ("FIND/SVP") with an office located at 625 Avenue of the Americas, New York, New York 10011-2002; FIND/SVP PUBLISHED PRODUCTS, INC., a Delaware corporation, ("FIND/SVP PUBLISHED") with an office located at 625 Avenue of the Americas, New York, New York 10011-2002 (FIND/SVP and Find/SVP Published are collectively referred to as the "BORROWERS"); FIND/SVP INTERNET SERVICES, INC., a Delaware corporation with an office located at 625 Avenue of the Americas, New York, New York 10011-2002 (the "GUARANTOR") (the Borrowers and the Guarantor are sometimes collectively referred to as the "OBLIGORS"); and STATE STREET BANK AND TRUST COMPANY, a Massachusetts bank and trust company with an office located at 225 Franklin Street, Boston, Massachusetts 02110-2804 (the "LENDER").

                                    RECITALS

         A. Pursuant to the Commercial Revolving Loan, Term Loan and Security Agreement dated April 27, 1995 (the "1995 LOAN AGREEMENT"), the Lender extended to the Borrowers the following: (a) a $2,000,000 revolving loan facility (the "ORIGINAL $2,000,000 REVOLVING LOAN") and (b) a $2,000,000 term loan facility (the "$2,000,000 TERM LOAN") as evidenced by the $2,000,000 Commercial Revolving Promissory Note dated April 27, 1995 (the "ORIGINAL $2,000,000 REVOLVING NOTE") and the $2,000,000 Commercial Term Promissory Note dated April 27, 1995 (the "$2,000,000 TERM NOTE"), respectively.

         B. Pursuant to the Commercial Term Loan and Security Agreement dated May 31, 1996 (the "1996 LOAN AGREEMENT"), the Lender extended to the Borrowers a $500,000 term loan facility (the "$500,000 TERM LOAN") as evidenced by the $500,000 Commercial Term Promissory Note dated May 31, 1996 (the "$500,000 TERM NOTE").

         C. The Lender replaced the Original $2,000,000 Revolving Loan and the Original $2,000,000 Revolving Note with a replacement $2,500,000 revolving loan facility that reduced in accordance with its terms to a $2,000,000 revolving loan facility (the "FIRST $2,000,000 REPLACMENT REVOLVING LOAN") as evidenced by the $2,500,000 Replacement Commercial Revolving Promissory Note dated July 24, 1997 (the "FIRST $2,000,000 REPLACMENT REVOLVING NOTE").

         D. Pursuant to the Guaranties dated July 24, 1997 and October 23, 1997 (the "GUARANTIES"), the Guarantor guarantied the performance of the Borrowers' obligations to the Lender, including, but not limited to, the loans set forth herein.

         E. Pursuant to the Security Agreements dated July 24, 1997 and October 23, 1997 (the

"SECURITY AGREEMENT"), the Guarantor granted to the Lender a continuing first priority security interest in and to its Collateral (as defined therein) to secure its performance under the Guaranties.

      F. Pursuant to the Modification Agreement dated July 24, 1997 (the "MODIFICATION AGREEMENT"), the Borrowers and the Lender modified the 1995 Loan Agreement and the 1996 Loan Agreement.

      G. Pursuant to the Second Modification Agreement dated as of September 30, 1997 (the "SECOND MODIFICATION AGREEMENT"), the Borrowers and the Lender modified the 1995 Loan Agreement and the 1996 Loan Agreement.

      H. Pursuant to the Third Modification Agreement dated as of December 31, 1997 (the "THIRD MODIFICATION AGREEMENT"), the Borrowers and the Lender modified the 1995 Loan Agreement and the 1996 Loan Agreement.

      I. The Lender replaced the First $2,000,000 Replacment Revolving Loan and the First Replacment $2,000,000 Revolving Note with a replacement $2,000,000 revolving loan facility (the "SECOND $2,000,000 REPLACEMENT REVOLVING LOAN") as evidenced by the $2,000,000 Replacement Commercial Revolving Promissory Note dated as of January 15, 1998 (the "SECOND $2,000,000 REPLACEMENT REVOLVING NOTE").

      J. Pursuant to the Fourth Modification Agreement dated as of January 15, 1998 (the "FOURTH MODIFICATION AGREEMENT"), the Borrowers and the Lender modified the 1995 Loan Agreement.

      K. The Borrowers have requested that the Lender modify the 1995 Loan Agreement and the Second $2,000,000 Replacement Revolving Note subject to the terms and conditions set forth below.

                                    AGREEMENT
                                    ---------

      In consideration of the Recitals, which are incorporated by this reference, other good and valuable consideration, the receipt and sufficiency of which is acknowledged, and the mutual promises and covenants contained in this Agreement, the parties intending to be bound legally, agree as follows:

      1. DEFINITIONS AND DOCUMENT REFERENCES. All terms defined in the 1995 Loan Agreement and the 1996 Loan Agreement and all other documents executed in connection therewith (collectively, the "LOAN DOCUMENTS") shall have the same definitions set forth therein and are incorporated by this reference. All references to the Loan Documents are as modified by the Modification Agreement, the Second Modification Agreement, the Third Modification Agreement and the

Fourth Modification Agreement.

      2. AMENDMENTS. All of the provisions of the Loan Documents shall remain in full force and effect except as follows or as otherwise set forth in this
Agreement:

      (a) Section 1.01(f) of the 1995 Loan Agreement is deleted in its entirety and the following is substituted therefor:

          "(f) "BORROWING BASE" shall mean an amount equal to the lesser of (i) $1,000,000; or (ii) seventy percent (70.0%) of the net balance due on Acceptable Accounts."

      (b) The date "March 26, 1998" in Section 1.01(aq) of the 1995 Loan Agreement is deleted and the date "April 3, 1998" is substituted therefor.

      (c) The amount "Two Million and 00/100 Dollars ($2,000,000.00)" in Paragraph 1 of the Second $2,000,000 Replacement Note and the EXHIBIT "A" attached to the 1995 Loan Agreement is deleted and the amount `ONE MILLION and 00/100 DOLLARS ($1,000,000.00)" is substituted therefor.

      (d) The phrase "the Fourth Modification Agreement dated as of January 15, 1998 and the Fifth Modification Agreement dated as of March 26, 1998" is inserted after the date "December 31, 1997" in Paragraph 1 of the Second $2,000,000 Replacement Note and the EXHIBIT "A" attached to the 1995 Loan Agreement.

      (e) The date "March 26, 1998" in Paragraph 4 of the Second $2,000,000 Replacement Note and the EXHIBIT "A" attached to the 1995 Loan Agreement is deleted and the date "April 3, 1998" is substituted therefor.

      3. FURTHER DOCUMENTATION. Simultaneous with the execution and delivery of this Agreement, the Obligors shall deliver to Lender such documentation as is required by the Lender including, but not limited to, Corporate Resolutions and such other documents as the Lender deems necessary or appropriate, all in form and content satisfactory to the Lender.

      4. ACKNOWLEDGMENTS. Each of the Obligors acknowledges and agrees that:

        (a) The aggregate amount of indebtedness of which the Obligors are jointly, severally, legally, validly and enforceably indebted to the Lender under the Loan Documents, as amended, replaced and supplemented by this Agreement and all other documents executed in connection herewith (collectively, the "AMENDED LOAN DOCUMENTS") without defense, counterclaim or offset as of March 26, 1998 is: (i) $900,000.00 with respect to the $2,000,000 Term Loan;
(ii) $147,968.00 with respect to the Second Replacment $2,000,000 Revolving Loan; and (iii)

$325,000.00 with respect to the $500,000 Term Loan (the "EXISTING DEBT") plus interest accruing therein.

        (b) The Obligors are jointly and severally legally, validly and enforceably liable for any and all reasonable costs and expenses of collection and attorneys' fees related to or in any way arising out of the Amended Loan Documents and the Existing Debt.

      5. REPRESENTATIONS, WARRANTIES AND COVENANTS. All of the representations, warranties and covenants contained in the Amended Loan Documents are true and correct on and as of the date hereof except to the extent that any of the foregoing are amended or restated as set forth below. Without limiting the generality of the foregoing, the Obligors jointly and severally represent, warrant and covenant that:

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

        (c) SECRETARIES' CERTIFICATE. The resolutions contained in the Secretaries' Certificates of the Borrowers dated April 27, 1995, May 31, 1996, July 21, 1997, October 21, 1997 and January 15, 1998 and the resolutions contained in the Secretary's Certificate of the Guarantor dated July 21, 1997, October 21, 1997 and January 15, 1998 (collectively, the "RESOLUTIONS") have not in any way been rescinded or modified and have been in full force and effect since their adoption to and including the date hereof and are now in effect. The Resolutions are the only proceedings of the Obligors now in force relating to or affecting the matters referred to therein except for the resolution dated March 23, 1998 and authorize the Obligors to make the modifications described herein.

        (d) NO LITIGATION. Except as set forth in SCHEDULE 5(D) attached hereto, there are no pending, or to any of the Obligors' knowledge threatened, legal proceedings to which any of the Obligors is a party and which materially adversely affect the transactions contemplated by this Agreement or the other Amended Loan Documents or materially adversely affect their abilities to conduct their businesses.

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

      6. FORBEARANCE. The Lender agrees that for so long as each of the Obligors is in compliance with the terms and conditions of this Agreement, and no Event of Default has occurred hereunder or under any of the Amended Loan Documents, the Lender shall forbear from the date hereof through and including April 3, 1998 from the Enforcement of the Amended Loan Documents (the "FORBEARANCE
PERIOD"). Notwithstanding the foregoing, nothing contained herein shall be deemed to be a waiver of any existing default or any default arising hereafter by the Obligors under the Amended Loan Documents or a waiver of any right or remedy as provided for in the Amended Loan Documents or at available to the Lender at law or equity.

      7. SECURITY AGREEMENT REAFFIRMATION. (a) The Borrowers acknowledge, agree and reaffirm that the 1995 Loan Agreement and the 1996 Loan Agreement shall secure all of the obligations of the Borrowers to the Lender including, but not limited to, the obligations of the Borrowers under (i) the $2,000,000 Term Note and the $2,000,000 Second Replacement Revolving Note and (ii) the $500,000 Term Note.

        (b) The Guarantor acknowledges, agrees and reaffirms that its Security Agreements shall secure all of the obligations of the Guarantor to the Lender including, but not limited to, the obligations of the Guarantor under the Guaranties.

      8. GUARANTIES. (a) The Guarantor acknowledges that it is unconditionally liable and legally and validly indebted to the Lender in accordance with the terms of its Guaranties.

        (b) The Guarantor consents to the modification of the Second $2,000,000 Replacement Revolving Loan, and affirms that the Guaranties are in full force and effect and include, without limitation, the indebtedness, liabilities and obligations arising under or in any way connected with the Amended Loan Documents whether now existing or hereafter arising including, without limitation, principal, interest, costs and expenses of collection, and attorneys' fees, their paralegal fees and related disbursements.

        (c) The Guarantor further affirms that the Guaranties shall continue in full force and effect for so long as the Borrowers is indebted, liable or obligated to the Lender under the Amended Loan Documents.

      9. EVENTS OF DEFAULT. The occurrence of any Event of Default under any of the other Amended Loan Documents or the non-compliance with any of the material terms, or material misrepresentation or inaccuracy of any of the acknowledgments or representations hereof shall constitute an Event of Default under this Agreement.

      10. REMEDIES. Upon the occurrence of any Event of Default, the Lender shall have in any jurisdiction where enforcement hereof is sought, in addition to all other rights and remedies which the Lender may have under law and equity, all of the rights and remedies set forth in the Amended Loan Documents.

      11. CUMULATIVE REMEDIES. The enumeration of the Lender's rights and remedies set forth in this Agreement and the other Amended Loan Documents is not intended to be exhaustive and the exercise by the Lender of any right or remedy shall not preclude the exercise of any other rights or remedies, all of which shall be cumulative and shall be in addition to any other right or remedy given hereunder or under any other agreement between the parties or which may now or hereafter exist in law or at equity or by suit or otherwise. No delay or failure to take action on the part of the Lender in exercising any right, power or privilege shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or privilege preclude other or further exercise thereof or the exercise of any other right, power or privilege or shall be construed to be a waiver of any Event of Default. No course of dealing between any of the Obligors and the Lender or their employees shall be effective to change, modify or discharge any provision of this Agreement or to constitute a waiver of any default.

      12. AMENDMENT AND RESTATEMENT. Upon the execution of this Agreement and all other documents executed in connection herewith, the Loan Documents are restated to the extent that this Agreement and all other documents executed in connection herewith, restates them and are amended to the extent that this Agreement and all other documents executed in connection herewith amends them. Except as specifically amended by the terms of this Agreement or any other documents executed in connection herewith, all terms and conditions set forth in the Loan Documents, together with all schedules and exhibits attached thereto, shall remain in full force and effect. This Agreement and all other documents executed in connection herewith, to the extent that any of them are inconsistent with the Loan Documents, supersedes the Loan Documents and any and all prior written or oral amendments to the Loan Documents.

      13. NOTICES. All notices, requests, consents, demands and other communications hereunder shall be in writing and shall be mailed by registered or certified first class mail or delivered by an overnight courier to the respective parties to this Agreement as follows:

         If to the Borrowers:

                           Find/SVP, Inc.
                           625 Avenue of the Americas
                           New York, New York 10011-2002
                           Attn: Mr. Peter Fiorillo
                                     Executive Vice President

                           Find/SVP Published Products, Inc.
                           625 Avenue of the Americas
                           New York, New York 10011-2002
                           Attn: Mr. Peter Fiorillo
                                     Executive Vice President

         If to the Guarantor:

                           Find/SVP Internet Services, Inc.
                           625 Avenue of the Americas
                           New York, New York 10011-2001
                           Attn: Mr. Peter Fiorillo
                                 President

         With a copy to:

                           Breslow & Walker, LLP
                           767 Third Avenue
                           New York, New York 10017
                           Attn:  Gary T. Moomjian, Esq.

         If to the Lender:

                           State Street Bank and Trust Company
                           225 Franklin Street
                           Boston, Massachusetts 02110-2804
                           Attn: Ms. Arlene M. Doherty
                                 Vice President

        With a copy to:

                           Diserio Martin O'Connor & Castiglioni LLP
                           One Atlantic Street
                           Stamford, Connecticut 06901

                           Attn:  Kevin T. Katske, Esq.

      14. EXPENSES. The Obligors agree that each is jointly and severally responsible for the payment to the Lender for the preparation, negotiation and consummation of this Agreement and the other Amended Loan Documents which includes without limitation, reasonable attorneys' fees and related disbursements.

      15. MISCELLANEOUS.

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

        (f) GOVERNING LAW. This Agreement and the other Amended Loan Documents, and all transactions, assignments and transfers hereunder and thereunder, and all the rights of the parties, shall be governed as to validity, construction, enforcement and in all other respects by the laws of the Commonwealth of Massachusetts without giving effect to its conflicts of laws principles. The Obligors agree that the courts of the Commonwealth of Massachusetts or the United States District Courts in the Commonwealth of Massachusetts shall have jurisdiction to hear and determine any claims or disputes pertaining to the financing transactions of which this Agreement is a part and/or to any matter arising or in any way related to this Agreement or any other agreement between the Lender and the Obligors expressly submit and consent in advance to such jurisdiction in any action or proceeding.

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

      16. RELEASE. EACH OF THE OBLIGORS RELEASES, REMISES AND DISCHARGES THE LENDER, JOINTLY AND SEVERALLY, FROM ALL ACTIONS, CAUSES OF ACTIONS, SUITS, SUMS OF MONEY, COVENANTS, CONTRACTS, CONTROVERSIES, AGREEMENTS, PROMISES, VACANCIES, TRESPASSES, DAMAGES, JUDGMENTS, EXTENTS, EXECUTIONS, CLAIMS AND DEMANDS IN LAW OR EQUITY WHICH ANY OF THE OBLIGORS EVER HAD, NOW HAS OR WHICH ANY OF THEM SHALL HAVE AGAINST THE LENDER ARISING OUT OF ANY ACTION, OR INACTION OF THE LENDER IN CONNECTION WITH THE LOAN DOCUMENTS OCCURRING PRIOR TO THE DATE OF THIS AGREEMENT.

      17. JURY TRIAL WAIVER. EACH OF THE OBLIGORS WAIVES TRIAL BY JURY IN ANY COURT AND IN ANY SUIT, ACTION OR PROCEEDING ON ANY MATTER ARISING IN CONNECTION WITH OR IN ANY WAY RELATED TO THE FINANCING TRANSACTIONS OF WHICH THIS AND THE OTHER AMENDED LOAN DOCUMENTS ARE A PART OR THE ENFORCEMENT OF ANY OF THE BANK'S RIGHTS AND REMEDIES. THE OBLIGORS ACKNOWLEDGE THAT EACH MAKES THIS WAIVER KNOWINGLY, VOLUNTARILY, WITHOUT DURESS AND ONLY AFTER EXTENSIVE CONSIDERATION OF THE RAMIFICATIONS OF THIS WAIVER WITH THEIR ATTORNEYS.

                            [signature page follows]

      The parties hereto have executed this Agreement on the date first written above.

                                            FIND/SVP, INC.


                                            By /s/PETER FIORILLO
                                               ----------------------------
                                               Peter Fiorillo
                                               Its Executive Vice President


                                            FIND/SVP PUBLISHED PRODUCTS, INC.


                                            By /s/PETER FIORILLO
                                               ----------------------------
                                               Peter Fiorillo
                                               Its Executive Vice President


                                            FIND/SVP INTERNET SERVICES, INC.

                                            By /s/ PETER FIORILLO
                                               ----------------------------
                                               Peter Fiorillo
                                               Its President

                                            STATE STREET BANK AND TRUST COMPANY

                                            By /s/ ARLENE M. DOHERTY
                                               ----------------------------
                                               Arlene M. Doherty
                                               Vice President

                                   EXHIBIT (2)

                          SIXTH MODIFICATION AGREEMENT
                          ----------------------------

      Agreement, made as of April 3, 1998, among FIND/SVP, INC., a New York corporation ("FIND/SVP") with an office located at 625 Avenue of the Americas, New York, New York 10011-2002; FIND/SVP PUBLISHED PRODUCTS, INC., a Delaware corporation, ("FIND/SVP PUBLISHED") with an office located at 625 Avenue of the Americas, New York, New York 10011-2002 (FIND/SVP and Find/SVP Published are collectively referred to as the "BORROWERS"); FIND/SVP INTERNET SERVICES, INC., a Delaware corporation with an office located at 625 Avenue of the Americas, New York, New York 10011-2002 (the "GUARANTOR") (the Borrowers and the Guarantor are sometimes collectively referred to as the "OBLIGORS"); and STATE STREET BANK AND TRUST COMPANY, a Massachusetts bank and trust company with an office located at 225 Franklin Street, Boston, Massachusetts 02110-2804 (the "LENDER").

                                    RECITALS
                                    --------

      A. Pursuant to the Commercial Revolving Loan, Term Loan and Security Agreement dated April 27, 1995 (the "1995 LOAN AGREEMENT"), the Lender extended to the Borrowers the following: (a) a $2,000,000 revolving loan facility (the "ORIGINAL $2,000,000 REVOLVING LOAN") and (b) a $2,000,000 term loan facility (the "$2,000,000 TERM LOAN") as evidenced by the $2,000,000 Commercial Revolving Promissory Note dated April 27, 1995 (the "ORIGINAL $2,000,000 REVOLVING NOTE") and the $2,000,000 Commercial Term Promissory Note dated April 27, 1995 (the "$2,000,000 TERM NOTE"), respectively.

      B. Pursuant to the Commercial Term Loan and Security Agreement dated May 31, 1996 (the "1996 LOAN AGREEMENT"), the Lender extended to the Borrowers a $500,000 term loan facility (the "$500,000 TERM LOAN") as evidenced by the $500,000 Commercial Term Promissory Note dated May 31, 1996 (the "$500,000 TERM NOTE").

      C. The Lender replaced the Original $2,000,000 Revolving Loan and the Original $2,000,000 Revolving Note with a replacement $2,500,000 revolving loan facility that reduced in accordance with its terms to a $2,000,000 revolving loan facility (the "FIRST $2,000,000 REPLACMENT REVOLVING LOAN") as evidenced by the $2,500,000 Replacement Commercial Revolving Promissory Note dated July 24, 1997 (the "FIRST $2,000,000 REPLACMENT REVOLVING NOTE").

      D. Pursuant to the Modification Agreement dated July 24, 1997 (the "MODIFICATION AGREEMENT"), the Borrowers and the Lender modified the 1995 Loan Agreement and the 1996 Loan Agreement.

      E. Pursuant to the Guaranties dated July 24, 1997 and October 23, 1997 (the "GUARANTIES"), the Guarantor guarantied the performance of the Borrowers' obligations to the Lender, including, but not limited to, the loans set forth herein.

      F. Pursuant to the Security Agreements dated July 24, 1997 and October 23, 1997 (the "SECURITY AGREEMENT"), the Guarantor granted to the Lender a continuing first priority security interest in and to its Collateral (as defined therein) to secure its performance under the Guaranties.

      G. Pursuant to the Second Modification Agreement dated as of September 30, 1997 (the "SECOND MODIFICATION AGREEMENT"), the Borrowers and the Lender modified the 1995 Loan Agreement and the 1996 Loan Agreement.

      H. Pursuant to the Third Modification Agreement dated as of December 31, 1997 (the "THIRD MODIFICATION AGREEMENT"), the Borrowers and the Lender modified the 1995 Loan Agreement and the 1996 Loan Agreement.

      I. The Lender replaced the First $2,000,000 Replacment Revolving Loan and the First $2,000,000 Replacment Revolving Note with a replacement $2,000,000 revolving loan facility (the "SECOND $2,000,000 REPLACEMENT REVOLVING LOAN") as evidenced by the $2,000,000 Replacement Commercial Revolving Promissory Note dated as of January 15, 1998 (the "SECOND $2,000,000 REPLACEMENT REVOLVING NOTE").

      J. Pursuant to the Fourth Modification Agreement dated as of January 15, 1998 (the "Fourth Modification Agreement"), the Borrowers and the Lender modified the 1995 Loan Agreement.

      K. Pursuant to the Fifth Modification Agreement dated as of March 26, 1998 (the "FIFTH MODIFICATION AGREEMENT"), the Borrowers and the Lender modified the 1995 Loan Agreement.

      L. The Borrowers have requested that the Lender modify the 1995 Loan Agreement and, in replacement of the Second $2,000,000 Replacement Revolving Loan and the Second $2,000,000 Replacement Revolving Note, extend to the Borrowers a replacement $1,000,000 revolving loan facility (the "$1,000,000 Replacement Revolving Loan") as evidenced by the the $1,000,000 Replacement Commercial Revolving Promissory Note, in the form of the attached Exhibit "A" (the "$1,000,000 REPLACMENT REVOLVING NOTE"), subject to the terms and conditions set forth below.

                                    AGREEMENT
                                    ---------

      In consideration of the Recitals, which are incorporated by this reference, other good and valuable consideration, the receipt and sufficiency of which is acknowledged, and the mutual promises and covenants contained in this Agreement, the parties intending to be bound legally, agree as follows:

      1. DEFINITIONS AND DOCUMENT REFERENCES. All terms defined in the 1995 Loan Agreement and the 1996 Loan Agreement and all other documents executed in connection therewith (collectively, the "LOAN DOCUMENTS") shall have the same definitions set forth therein and are incorporated by this reference. All references to the Loan Documents are as modified by the Modification Agreement, the Second Modification Agreement, the Third Modification Agreement, the Fourth Modification Agreement and the Fifth Modification Agreement.

      2. AMENDMENTS. All of the provisions of the Loan Documents shall remain in full force and effect except as follows or as otherwise set forth in this
Agreement:

        (a) The date "April 3, 1998" in Section 1.01(aq) of the 1995 Loan Agreement is deleted and the date "March 25, 1999" is substituted therefor.

        (b) Section 3.06 (a) in the 1995 Loan Agreement is deleted in its entirety and the following is substituted therefor:

        (c) FACILITY FEE. As additional consideration for the Revolving Loan Commitment, the Borrowers shall pay to the Lender each quarter a non-refundable facility fee in arrears in the amount of $1,000.00 commencing on July 1, 1998, and continuing on each October 1, January 1, April 1 and July 1 thereafter continuing throughout the Revolving Loan Commitment Period."

        (d) MANAGEMENT ADVISOR. The Borrowers shall maintain, through and including September 30, 1998, Claymore Partners or some other management advisor from the list of approved advisors provided to the Borrower by the Lender to serve as management advisor to the Borrowers and to assist the Borrowers in the implementation of the Borrowers' business plan for the period ending December 31, 1998."

        (e) Section 6.04 of the 1995 Loan Agreement and the 1996 Loan Agreement is deleted and the following is substituted therefor:

            6.04 FINANCIAL COVENANTS. The Borrowers agree and covenant that from the date hereof until payment in full and performance of all Obligations, it shall not:

        (a) TANGIBLE NET WORTH. Permit its consolidated Tangible Net Worth to be less than the following:


     Dates                               Tangible Net Worth
     -----                               ------------------
March 31, 1998                           $800,000

June 30, 1998                            $980,000

September 30, 1998                       $1,135,000

December 31, 1998                        $1,300,000

        (b) CURRENT RATIO. Permit its ratio of Total Current Assets to Total Current Liabilities to be less than 1.2 to 1.0 at any time.

        (c) NET INCOME. Permit its quarterly Net Income to be less than the following:

        Dates                                       Net Income
        -----                                       ----------
        March 31, 1998                              a loss of $225,000

        June 30, 1998                               $330,000

        September 30, 1998                          $285,000

        December 31, 1998                           $305,000

        (f) EXHIBIT "A" attached to the 1995 Loan Agreement is deleted in its entirety and the EXHIBIT "A" attached hereto is substituted therefor.

      3. FURTHER DOCUMENTATION. Simultaneous with the execution and delivery of this Agreement, the Borrowers shall deliver to the Lender the following:

        (a) delivery of an irrevocable stand-by letter of credit in the amount of $2,000,000 which shall name the Lender as beneficiary and shall be issued by Societe Nanceienne Varin-Bernier Nancy or some other financial institution acceptable to the Lender in its sole discretion;

        (b) evidence of settlement of all litigation with and release by Asset Value Fund Limited Partnership in form and content acceptable to the Lender;

        (c) payment of an extension fee in the amount of $10,000.00 and payment of all prior fees previously deferred by the Lender;

        (d) evidence satisfactory to the Lender of the completion of the $1,000,000 private placement with SVP, S.A. in form content and with such terms as are acceptable to the Lender;

        (e) an opinion of counsel in form and content acceptable to the Lender and its counsel;

        (f) a Good Standing Certificate issued by the Secretary of State of the State of incorporation for each Borrower and from each state the Borrowers are qualified to do business as a foreign corporation;

        (g) resolutions of the boards of directors for each of the Borrowers and the Guarantor approving the transactions contemplated by this Agreement to be in form and content acceptable to the Lender;

        (h) certificate of insurance for casualty, liability and business interruption in such amounts and with such companies satisfactory to the Lender naming the Lender as a loss payee on all such insurance; and

        (i) such other documentation as is required by the Lender, all in form and content satisfactory to the Lender.

      1. ACKNOWLEDGMENTS. Each of the Obligors acknowledges and agrees that:

        (a) The aggregate amount of indebtedness of which the Obligors are jointly, severally, legally, validly and enforceably indebted to the Lender under the Loan Documents, as amended, replaced and supplemented by this Agreement and all other documents executed in connection herewith (collectively, the "AMENDED LOAN DOCUMENTS") without defense, counterclaim or offset as of March 31, 1998 is: (i) $900,000 with respect to the $2,000,000 Term Loan; (ii) $147,968.12 with respect to the $1,000,000 Replacment Revolving Loan; and (iii) $325,000 with respect to the $500,000 Term Loan (the "EXISTING DEBT") plus interest accruing therein.

        (b) The Obligors are jointly and severally legally, validly and enforceably liable for any and all reasonable costs and expenses of collection and attorneys' fees related to or in any way arising out of the Amended Loan Documents and the Existing Debt.

      2. REPRESENTATIONS, WARRANTIES AND COVENANTS. All of the representations, warranties and covenants contained in the Amended Loan Documents are true and correct on and as of the date hereof except to the extent that any of the foregoing are amended or restated as set forth below. Without limiting the generality of the foregoing, the Obligors jointly and severally represent, warrant and covenant that:

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

        (c) SECRETARIES' CERTIFICATE. The resolutions contained in the Secretaries' Certificates of the Borrowers dated April 27, 1995, May 31, 1996, July 21, 1997, October 21, 1997 and January 15, 1998 and the resolutions contained in the Secretary's Certificate of the Guarantor dated July 21, 1997, October 21, 1997 and January 15, 1998 (collectively, the "RESOLUTIONS") have not in any way been rescinded or modified and have been in full force and effect since their adoption to and including the date hereof and are now in effect. The Resolutions are the only proceedings of the Obligors now in force relating to or affecting the matters referred to therein except for the resolutions dated March 23, 1998 and authorize the Obligors to make the modifications described herein.

        (d) NO LITIGATION. Except as set forth in SCHEDULE 5(d) attached hereto, there are no pending, or to any of the Obligors' knowledge threatened, legal proceedings to which any of the Obligors is a party and which materially adversely affect the transactions contemplated by this Agreement or the other Amended Loan Documents or materially adversely affect their abilities to conduct their businesses.

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

      3. WAIVER. The Lender waives any outstanding financial convenant defaults contained in ss.6.04 of the 1995 Loan Agreement and the 1996 Loan Agreement through February 28, 1998.

      4. SECURITY AGREEMENT REAFFIRMATION. (a) The Borrowers acknowledge, agree and reaffirm that the 1995 Loan Agreement and the 1996 Loan Agreement shall secure all of the obligations of the Borrowers to the Lender including, but not limited to, the obligations of the Borrowers under (i) the $2,000,000 Term Note and the $1,000,000 Replacement Revolving Note and (ii) the $500,000 Term Note.

        (b) The Guarantor acknowledges, agrees and reaffirms that its Security Agreements shall secure all of the obligations of the Guarantor to the Lender including, but not limited to, the obligations of the Guarantor under the Guaranties.

      5. GUARANTIES. (a) The Guarantor acknowledges that it is unconditionally liable and legally and validly indebted to the Lender in accordance with the terms of its Guaranties.

        (b) The Guarantor consents to extension of the $1,000,000 Replacment Revolving Loan and the modification of the 1995 Loan Agreement, and affirms that the Guaranties are in full force and effect and include, without limitation, the indebtedness, liabilities and obligations arising under or in any way connected with the Amended Loan Documents whether now existing or hereafter arising including, without limitation, principal, interest, costs and expenses of collection, and attorneys' fees, their paralegal fees and related disbursements.

        (c) The Guarantor further affirms that the Guaranties shall continue in full force and effect for so long as the Borrowers is indebted, liable or obligated to the Lender under the Amended Loan Documents.

      6. EVENTS OF DEFAULT. The occurrence of any Event of Default under any of the other Amended Loan Documents or the non-compliance with any of the material terms, or material misrepresentation or inaccuracy of any of the acknowledgments or representations hereof shall constitute an Event of Default under this Agreement.

      7. REMEDIES. Upon the occurrence of any Event of Default, the Lender shall have in any jurisdiction where enforcement hereof is sought, in addition to all other rights and remedies which the Lender may have under law and equity, all of the rights and remedies set forth in the Amended Loan Documents.

      8. CUMULATIVE REMEDIES. The enumeration of the Lender's rights and remedies set forth in this Agreement and the other Amended Loan Documents is not intended to be exhaustive and the exercise by the Lender of any right or remedy shall not preclude the exercise of any other rights or remedies, all of which shall be cumulative and shall be in addition to any other right or remedy given hereunder or under any other agreement between the parties or which may now or hereafter exist in law or at equity or by suit or otherwise. No delay or failure to take action on the part of the Lender in exercising any right, power or privilege shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or privilege preclude other or further exercise thereof or the exercise of any other right, power or privilege or shall be construed to be a waiver of any Event of Default. No course of dealing between any of the Obligors and the Lender or their employees shall be effective to change, modify or discharge any provision of this Agreement or to constitute a waiver of any default.

      9. AMENDMENT AND RESTATEMENT. Upon the execution of this Agreement and all other documents executed in connection herewith, the Loan Documents are restated to the extent that this Agreement and all other documents executed in connection herewith, restates them and are amended to the extent that this Agreement and all other documents executed in connection herewith amends them. Except as specifically amended by the terms of this Agreement or any other documents executed in connection herewith, all terms and conditions set forth in the Loan Documents, together with all schedules and exhibits attached thereto, shall remain in full force and effect. This Agreement and all other documents executed in connection herewith, to the extent that any of them are inconsistent with the Loan Documents, supersedes the Loan Documents and any and all prior written or oral amendments to the Loan Documents.

      10. NOTICES. All notices, requests, consents, demands and other communications hereunder shall be in writing and shall be mailed by registered or certified first class mail or delivered by an overnight courier to the respective parties to this Agreement as follows:

         If to the Borrowers:

                           Find/SVP, Inc.
                           625 Avenue of the Americas
                           New York, New York 10011-2002
                           Attn: Mr. Peter Fiorillo
                                 Executive Vice President

                           Find/SVP Published Products, Inc.
                           625 Avenue of the Americas
                           New York, New York 10011-2002
                           Attn: Mr. Peter Fiorillo
                                 Executive Vice President

         If to the Guarantor:

                           Find/SVP Internet Services, Inc.
                           625 Avenue of the Americas
                           New York, New York 10011-2001
                           Attn: Mr. Peter Fiorillo
                                 President

         With a copy to:

                           Breslow & Walker, LLP
                           767 Third Avenue
                           New York, New York 10017
                           Attn:  Gary T. Moomjian, Esq.

         If to the Lender:

                           State Street Bank and Trust Company
                           225 Franklin Street
                           Boston, Massachusetts 02110-2804
                           Attn: Ms. Arlene M. Doherty
                                 Vice President

         With a copy to:

                           Diserio Martin O'Connor & Castiglioni LLP
                           One Atlantic Street
                           Stamford, Connecticut 06901
                           Attn:  Kevin T. Katske, Esq.

      11. EXPENSES. The Obligors agree that each is jointly and severally responsible for the payment to the Lender for the preparation, negotiation and consummation of this Agreement and the other Amended Loan Documents which includes without limitation, reasonable attorneys' fees and related disbursements.

      12. MISCELLANEOUS.

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

        (f) GOVERNING LAW. This Agreement and the other Amended Loan Documents, and all transactions, assignments and transfers hereunder and thereunder, and all the rights of the parties, shall be governed as to validity, construction, enforcement and in all other respects by the laws of the Commonwealth of Massachusetts without giving effect to its conflicts of laws principles. The Obligors agree that the courts of the Commonwealth of Massachusetts or the United States District Courts in the Commonwealth of Massachusetts shall have jurisdiction to hear and determine any claims or disputes pertaining to the financing transactions of which this Agreement is a part and/or to any matter arising or in any way related to this Agreement or any other agreement between the Lender and the Obligors expressly submit and consent in advance to such jurisdiction in any action or proceeding.

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

      13. RELEASE. EACH OF THE OBLIGORS RELEASES, REMISES AND DISCHARGES THE LENDER, JOINTLY AND SEVERALLY, FROM ALL ACTIONS, CAUSES OF ACTIONS, SUITS, SUMS OF MONEY, COVENANTS, CONTRACTS, CONTROVERSIES, AGREEMENTS, PROMISES, VACANCIES, TRESPASSES, DAMAGES, JUDGMENTS, EXTENTS, EXECUTIONS, CLAIMS AND DEMANDS IN LAW OR EQUITY WHICH ANY OF THE OBLIGORS EVER HAD, NOW HAS OR WHICH ANY OF THEM SHALL HAVE AGAINST THE LENDER ARISING OUT OF ANY ACTION, OR INACTION OF THE LENDER IN CONNECTION WITH THE LOAN DOCUMENTS OCCURRING PRIOR TO THE DATE OF THIS AGREEMENT.

      14. JURY TRIAL WAIVER. EACH OF THE OBLIGORS WAIVES TRIAL BY JURY IN ANY COURT AND IN ANY SUIT, ACTION OR PROCEEDING ON ANY MATTER ARISING IN CONNECTION WITH OR IN ANY WAY RELATED TO THE FINANCING TRANSACTIONS OF WHICH THIS AND THE OTHER AMENDED LOAN DOCUMENTS ARE A PART OR THE ENFORCEMENT OF ANY OF THE BANK'S RIGHTS AND REMEDIES. THE OBLIGORS ACKNOWLEDGE THAT EACH MAKES THIS WAIVER KNOWINGLY, VOLUNTARILY, WITHOUT DURESS AND ONLY AFTER EXTENSIVE CONSIDERATION OF THE RAMIFICATIONS OF THIS WAIVER WITH THEIR ATTORNEYS.

      The parties hereto have executed this Agreement on the date first written above.

                                            FIND/SVP, INC.


                                            By /s/PETER FIORILLO
                                               ----------------------------
                                               Peter Fiorillo
                                               Its Executive Vice President


                                            FIND/SVP PUBLISHED PRODUCTS, INC.


                                            By /s/PETER FIORILLO
                                               ----------------------------
                                               Peter Fiorillo
                                               Its Executive Vice President


                                            FIND/SVP INTERNET SERVICES, INC.

                                            By /s/ PETER FIORILLO
                                               ----------------------------
                                               Peter Fiorillo
                                               Its President

                                            STATE STREET BANK AND TRUST COMPANY

                                            By /s/ ARLENE M. DOHERTY
                                               ----------------------------
                                               Arlene M. Doherty
                                               Vice President