Form 10-Q
period 1998-06-30
FIND SVP INC
filed 1998-08-14
CIK 801338

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

      Yes    x                             No
          -------                              -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, par value $0.0001 per share: 7,112,119 shares as of August 3, 1998.

                                 FIND/SVP, Inc.
                                    CONTENTS


PART I. FINANCIAL INFORMATION                                             Page

         Consolidated Condensed Balance Sheets                             3
          June 30, 1998(unaudited) and December 31, 1997

         Consolidated Condensed Statements of Operations                   5
          Six Months Ended June 30, 1998 and 1997(unaudited)

         Consolidated Condensed Statements of Operations                   6
          Three Months Ended June 30, 1998 and 1997(unaudited)

         Consolidated Condensed Statements of Cash Flows                   7
          Six Months Ended June 30, 1998 and 1997(unaudited)

         Notes to Consolidated Condensed Financial                         8
          Statements

         Management's Discussion and Analysis of                           12
          Financial Condition and Results of Operations

PART II. OTHER INFORMATION                                                 22

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                          22

SIGNATURES                                                                 23

                         FIND/SVP INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets

                                                          June 30,               December 31,
                                Assets                      1998                     1997
                                ------               --------------------     -------------------

                                                         (unaudited)              (audited)
Current assets:
  Cash                                                        $1,312,000                $139,000
  Accounts receivable, net                                     2,858,000               3,394,000
  Note receivable                                                 62,000                  62,000
  Prepaid and refundable income taxes                            278,000                 299,000
  Deferred tax assets                                            319,000                 286,000
  Prepaid expenses and other current assets                      422,000                 328,000
  Assets held for sale                                         1,459,000               1,558,000
                                                     --------------------     -------------------

                Total current assets                           6,710,000               6,066,000
                                                     --------------------     -------------------



Equipment and leasehold improvements, net                      4,467,000               4,546,000



Other assets:
  Deferred charges                                               234,000                 245,000
  Goodwill, net                                                  112,000                 117,000
  Note receivable                                                 32,000                  63,000
  Cash surrender value of life insurance                         455,000                 479,000
  Deferred tax assets                                            409,000                 681,000
  Deferred financing fees, net                                   121,000                 141,000
  Security deposits                                              142,000                 143,000
                                                     --------------------     -------------------

                Total assets                                 $12,682,000             $12,481,000
                                                     ====================     ===================




See notes to consolidated condensed financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (continued)

                                                                   June 30,               December 31,
                 Liabilities and Shareholders' Equity                1998                     1997
                 ------------------------------------         --------------------     -------------------

                                                                  (unaudited)              (audited)
Current liabilities:
  Notes payable, current installments                                    $500,000              $1,749,000
  Trade accounts payable                                                  626,000               1,305,000
  Accrued expenses                                                      1,876,000               1,872,000
  Accrued interest, current installments                                  200,000                 124,000
  Other liabilities                                                       250,000                      --
                                                              --------------------     -------------------

         Total current liabilities                                      3,452,000               5,050,000
                                                              --------------------     -------------------


Unearned retainer income                                                2,721,000               2,023,000
Notes payable, excluding current installments                           3,554,000               3,801,000
Accrued interest, excluding current installments                          203,000                 104,000
Accrued rent payable                                                       59,000                 112,000
Deferred compensation                                                     183,000                 173,000

Shareholders' equity
  Preferred stock, $0.0001 par value.
      Authorized 2,000,000 shares; none
      issued and outstanding                                                   --                      --
  Common stock, $0.0001 par value.
      Authorized 20,000,000 shares;
      7,111,319 and 6,575,669 shares issued
      and outstanding at June 30, 1998
      and December 31, 1997, respectively                                   1,000                   1,000
  Capital in excess of par value                                        4,882,000               3,872,000
  Accumulated deficit                                                  (2,373,000)             (2,655,000)
                                                              --------------------     -------------------

         Total shareholders' equity                                     2,510,000               1,218,000
                                                              --------------------     -------------------

                                                                      $12,682,000             $12,481,000
                                                              ====================     ===================




See notes to consolidated condensed financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (unaudited)
                     Six months ended June 30, 1998 and 1997

                                                                                          1998                 1997
                                                                                   -------------------  -------------------


Revenues                                                                                  $16,067,000          $15,737,000
                                                                                   -------------------  -------------------

Operating expenses:
  Direct costs                                                                              8,233,000            9,166,000
  Selling, general and administrative
   expenses                                                                                 6,789,000            7,526,000
  Restructuring charge                                                                        321,000                   --
                                                                                   -------------------  -------------------

   Operating income (loss)                                                                    724,000             (955,000)

Interest income                                                                                15,000                9,000
Other income                                                                                  364,000                   --
Interest expense                                                                             (267,000)            (244,000)
Other expense                                                                                (315,000)                  --
                                                                                   -------------------  -------------------

   Income (loss) before provision (benefit)
    for income taxes                                                                          521,000           (1,190,000)

Provision (benefit) for income taxes                                                          239,000             (503,000)
                                                                                   -------------------  -------------------

      Net income (loss)                                                                       282,000             (687,000)
                                                                                   ===================  ===================



Income (loss) per common and common stock equivalent share:

    Basic                                                                                       $0.04               ($0.10)
                                                                                   ===================  ===================
    Diluted                                                                                      0.04                (0.10)
                                                                                   ===================  ===================

Weighted average number of common and common stock equivalent shares outstanding:

    Basic                                                                                   7,075,165            6,584,567
                                                                                   ===================  ===================
    Diluted                                                                                 7,081,861            6,584,567
                                                                                   ===================  ===================




See notes to consolidated condensed financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (unaudited)
                    Three months ended June 30, 1998 and 1997




                                                                                          1998                 1997
                                                                                   -------------------  -------------------


Revenues                                                                                   $7,870,000           $7,905,000
                                                                                   -------------------  -------------------

Operating expenses:
  Direct costs                                                                              3,909,000            4,662,000
  Selling, general and administrative
   expenses                                                                                 3,281,000            3,754,000
                                                                                   -------------------  -------------------

   Operating income (loss)                                                                    680,000             (511,000)

Interest income                                                                                 8,000                4,000
Other income                                                                                   75,000                   --
Interest expense                                                                             (131,000)            (129,000)
Other expense                                                                                 (26,000)                  --
                                                                                   -------------------  -------------------

   Income (loss) before provision (benefit)
    for income taxes                                                                          606,000             (636,000)

Provision (benefit) for income taxes                                                          278,000             (266,000)
                                                                                   -------------------  -------------------

      Net income (loss)                                                                       328,000             (370,000)
                                                                                   ===================  ===================



Income (loss) per common and common stock equivalent share:

    Basic                                                                                       $0.05               ($0.06)
                                                                                   ===================  ===================
    Diluted                                                                                      0.05                (0.06)
                                                                                   ===================  ===================

Weighted average number of common and common stock equivalent shares outstanding:

    Basic                                                                                   7,108,152            6,595,317
                                                                                   ===================  ===================
    Diluted                                                                                 7,117,444            6,595,317
                                                                                   ===================  ===================




See notes to consolidated condensed financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Six Months ended June 30, 1998 and 1997

                                                                                                 1998                1997
                                                                                          -------------------  ------------------

Cash flows from operating activities:
 Net income (loss)                                                                                 $ 282,000           $(687,000)
                                                                                          -------------------  ------------------
 Adjustments  to reconcile  net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                                    568,000             560,000
    Amortization of discount on notes payable                                                          3,000               2,000
    Amortization of deferred financing fees                                                           20,000              17,000
    Provision for losses on accounts receivable                                                       97,000             106,000
    Common stock issued for services                                                                      --              38,000
    Increase in deferred compensation                                                                 10,000              11,000
    Decrease in accrued rent payable                                                                 (53,000)            (41,000)
    Increase in cash surrender value of life insurance                                               (18,000)            (27,000)
    Decrease (increase) in deferred income taxes                                                     239,000             (45,000)
    Decrease in assets held for sale                                                                  99,000                  --
    Change in assets and liabilities:
      Decrease (increase) in accounts receivable                                                     439,000            (602,000)
      Decrease (increase) in prepaid & refundable income taxes                                        21,000            (461,000)
      Decrease in inventories                                                                             --             119,000
      Increase in prepaid expenses, deferred charges and
       security deposits                                                                            (173,000)           (564,000)
      (Decrease) increase in trade accounts payable
       and accrued expenses                                                                         (675,000)            387,000
      Increase in accrued interest                                                                   175,000             138,000
      Increase in unearned retainer income                                                           698,000             722,000
                                                                                          -------------------  ------------------

       Total adjustments                                                                           1,450,000             360,000
                                                                                          -------------------  ------------------

       Net cash provided by (used in) operating activities                                         1,732,000            (327,000)

Investing Activities:
  Capital expenditures                                                                              (393,000)         (1,382,000)
  Increase in other liabilities                                                                      250,000                  --
  Surrender of life insurance                                                                         42,000                  --
  Repayment of notes receivable                                                                       31,000                  --
                                                                                          -------------------  ------------------

       Net cash used in investing activities                                                         (70,000)         (1,382,000)
                                                                                          -------------------  ------------------

Financing Activities:
  Principal borrowings under notes payable                                                                --           1,722,000
  Principal payments under notes payable                                                          (1,499,000)           (261,000)
  Proceeds from issuance of convertible note                                                         250,000                  --
  Proceeds from exercise of stock options                                                             10,000              25,000
  Proceeds from issuance of common stock                                                             750,000                  --
  Repurchase of treasury stock                                                                      (206,000)            (55,000)
  Proceeds from insurance company, net of expenses                                                   206,000                  --
  Increase in deferred financing fees                                                                     --             (11,000)
                                                                                          -------------------  ------------------

       Net cash (used in) provided by financing activities                                          (489,000)          1,420,000
                                                                                          -------------------  ------------------

       Net increase (decrease) in cash                                                             1,173,000            (289,000)

Cash at December 31, 1997 and 1996                                                                   139,000             634,000
                                                                                          -------------------  ------------------

Cash at June 30, 1998 and 1997                                                                    $1,312,000            $345,000
                                                                                          ===================  ==================



See notes to consolidated condensed financial statements.

                          FIND/SVP, INC. and Subsidiary
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A. MANAGEMENT'S STATEMENT

In the opinion of Management, the accompanying consolidated condensed financial statements contain all normal and recurring adjustments necessary to present fairly the financial position at June 30, 1998, and the results of operations for the three and six month periods ended June 30, 1998 and 1997 and cash flows for the six month periods ended June 30, 1998 and 1997. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

B. ASSETS HELD FOR SALE

In the Company's Form 10-K for the year ended December 31, 1997, the Company announced its intention to sell the majority of assets held in its Published Research Division, and, accordingly, retained the services of an investment banking firm to effectuate the sale. As a result, the Company has reported the carrying value of the assets held for sale at the lower of cost or their estimated net realizable values. The Company has presented the assets held for sale as a separate line item in its June 30, 1998 and December 31, 1997 consolidated balance sheets.

On July 2, 1998, the Company completed the sale of the aforementioned assets pursuant to an Asset Purchase Agreement dated as of June 26, 1998. The assets included, among other things, the tangible and intangible assets, properties, rights and business of Published Products relating to the following product lines of Published Products: (i) FIND/SVP Market Intelligence Reports; (ii) Packaged Facts Market Intelligence Reports; (iii) Specialists in Business Information Market Intelligence Reports; (iv) MarketLinks; (v) Ice Cream Report:
The Newsletter for Ice Cream Executives; (vi) How to Find Market Research Online; (vii) Analyzing Your Competition; (viii) Finding Business Research on the Web; and (ix) ShareFacts. The Company received, in consideration of the sale, $1,250,000 in cash, a

Promissory Note (the "Note") in the amount of $550,000 and the purchaser assumed certain liabilities in the amount of $85,000. The Note bears interest at a rate of 8% per annum and is payable in four equal annual installments commencing June 26, 1999. Interest is payable annually with each installment of principal. The Company was granted a purchase money security interest in the assets, which is subordinate to a security interest in assets held by a lender of the purchaser. The Note is guaranteed by a principal of the purchaser. During the six months ended June 30, 1998, revenues from the assets held for sale were $2,522,000. On June 29, 1998, the Company received a payment of $250,000 related to the aforementioned transaction. The final payment of $1,000,000 was received on July 2, 1998. Accordingly, the Company recorded the receipt of the $250,000 as an other liability as of June 30, 1998.

C. EARNINGS (LOSS) PER SHARE

During March 1997, the Financial Accounting Standards Board released the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The Company adopted the provisions of SFAS No. 128 on December 31, 1997. SFAS No. 128, which supercedes Accounting Principles Board ("APB") Opinion No. 15, requires dual presentation of basic and diluted earnings (loss) per share on the face of the income statement.

Basic earnings (loss) per share excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. During the six and three month periods ended June 30, 1998, there were 7,075,165 and 7,108,152, respectively, weighted-average common shares outstanding. During the six and three month periods ended June 30, 1997, there were 6,584,567 and 6,595,317, respectively, weighted-average common shares outstanding. Diluted earnings
(loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings (loss) of the entity. Diluted earnings per share is calculated similarly to fully diluted earnings per share under APB Opinion No. 15. During the six and three month period ended June 30, 1998, there were 7,081,861 and 7,117,444, respectively, diluted weighted-average common and common equivalent shares outstanding. During the six and three month periods ended June 30, 1997, diluted earnings per share is the same as basic as all common share equivalents were antidilutive as the Company had a net loss for those periods.

Common share equivalents that could potentially dilute basic earnings (loss) per share in the future and that were not included in the computation of diluted earnings (loss) per share because they were antidilutive were 2,629,977 and 2,614,527 for the six and three month periods ended June 30, 1998, respectively, and 1,290,039 and 1,316,163 for the six and three month periods ended June 30, 1997.

D. BORROWINGS

On April 3, 1998, the Company signed an amendment to the Commercial Revolving Promissory Note (the "Note") with State Street Bank and Trust ("the Bank"), dated April 27, 1995, extending the availability of the Note until March 25, 1999. The credit available under the Note has been reduced from $3,000,000 to $1,000,000, less $158,000 of currently outstanding letters of credit. The interest rate on the Note is the Bank's prime rate plus one-quarter of one percent (currently 8.75%).

The Company's Revolving and Term Promissory Notes with the Bank are secured by a $2,000,000 letter of credit posted on March 27, 1998, by SVP S.A. ("SVP"), a major shareholder of the Company, and all of the assets of the Company. As of June 30, 1998, there was $1,100,000 outstanding on the term loans and zero outstanding under the revolving credit agreement. The revolving credit agreement is used to secure certain long-term letters of credit in the amount of $158,000. As such, as of June 30, 1998, the availability under the revolving credit agreement was $842,000. Under the terms of the agreement, the Company has been required to retain the services of an outside management consultant, originally retained in October 1997, through September 30, 1998.

E. INCOME TAXES

The $239,000 provision for income taxes as of June 30, 1998 represents 45.9% of the income before provision for income taxes as of June 30, 1998. The provision consists of federal, state and local income taxes. Based on the Company's history of prior operating earnings related to its research-for-hire businesses, management has determined that a valuation allowance of $519,000 is necessary at June 30, 1998 and December 31, 1997, due to the uncertainty of future earnings to realize the entire net deferred tax asset. The effective tax benefit was 42.3% as of June 30, 1997. The benefit represented a net operating loss carryback for federal purposes, a deferred tax benefit from a net operating loss carryforward for state and local taxes and a net deferred tax benefit for temporary items.

F. MARKET FOR COMPANY'S COMMON EQUITY

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

On February 27, 1998, the Company received notification from the NASDAQ Stock Market, Inc. ("NASDAQ") that the Company was not in compliance with the new minimum bid price requirement which became effective on February 23, 1998. In order to regain compliance with this standard the Company's common shares had to have a closing bid price at or above the minimum for at least ten consecutive trading days by no later than May 28, 1998. The standard requires a minimum closing bid price of $1.00 per share. During April 1998, the Company's common shares met the closing bid requirement for ten consecutive trading days. Accordingly, the Company is currently in compliance with the new minimum bid requirement.

                                 FIND/SVP, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Six months ended June 30, 1998 compared to six months ended June 30, 1997. Three months ended June 30, 1998 compared to three months ended June 30, 1997.

GENERAL

FIND/SVP, Inc. provides a broad consulting and business intelligence service to executives and other decision-making employees of client companies, primarily in the United States. The Company operates in one business segment, providing consulting and research services and products including (as of June 30, 1998): the Quick Consulting and Research Service ("QCS") which provides retainer clients with access to the expertise of the Company's staff and information resources; the Strategic Consulting and Research Division ("SRD") which provides more extensive, in-depth custom market research and competitive intelligence information as well as customer satisfaction and loyalty programs; and the Published Research Division which provides copyrighted, syndicated and off-the-shelf studies on various industries and markets. The Company has considered its QCS and SRD service businesses, which operate as "research-for-hire" businesses, to be its core competency.

During the fourth quarter of 1997, the Company determined it would re-focus its efforts on its core competency. Along with selling certain assets and ceasing the operation of a subsidiary during the fourth quarter of 1997, the Board of Directors voted in favor of a plan to effectuate the sale of substantially all of its assets in the Published Research Division (including newsletters), as reported in the Company's Form 10-K filed for the year-ended December 31, 1997.

In July 1998, the Company completed the sale of the aforementioned Published Research Division assets. In consideration of the sale the Company received $1,250,000 in cash ($250,000 was received on June 29, 1998 and $1,000,000 was received on July 2, 1998), a promissory note bearing interest at 8% per annum in the amount of $550,000 and the purchaser assumed certain liabilities in the amount of $85,000. The Company does not anticipate recording a material gain or loss from this transaction. The revenues from Published Research accounted for 19%, 20% and 21% of the Company's total revenues during 1997, 1996 and 1995, respectively, and revenues from newsletters accounted for less than 1% of the Company's revenues during those years. Revenues of $2,522,000 were generated from the assets held for sale during the six months ended June 30, 1998. As such, overall revenues for 1998 are expected to decline versus 1997.

During the six months ended June 30, 1998, the Company continued its initiative to reduce operating expenses which began during the quarter ended September 30, 1997. Primarily as a result of the initiative, there was a reduction in direct costs as a percentage of revenues to 51.2% for the six months ended June 30, 1998, as compared to 58.2% for the six months ended June 30, 1997. Additionally, selling, general and administrative expenses were 42.3% of revenues for the six months ended June 30, 1998, versus 47.8% for the six months ended June 30, 1997.

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

The Company had operating income of $724,000 for the six months ended June 30, 1998, inclusive of the $321,000 restructuring charge. This compares favorably to an operating loss of $955,000 for the six months ended June 30, 1997. The net income for the six months ended June 30, 1998 was $282,000 versus a $687,000 net loss for the six months ended June 30, 1997.

During the six months ended June 30, 1998, the Company's cash flow from operating activities provided $1,732,000 versus negative cash flow from operating activities of $327,000 for the six months ended June 30, 1997. This, coupled with a $1,000,000 capital stock investment from SVP, a major shareholder of the Company, received during the first quarter of 1998 ($250,000 of which was originally issued as a convertible note), enabled the Company to pay down its Commercial Revolving Promissory Note with State Street Bank and Trust Company during the first quarter of 1998 to zero from $1,249,000 as of December 31, 1997. At June 30, 1998, letters of credit totaling $158,000 remain outstanding.

OPERATING REVENUES

Operating revenues increased by $330,000 or 2.1% to $16,067,000 for the six-month period ended June 30, 1998 and decreased by $35,000 or 0.4% to $7,870,000 for the three-month period ended June 30, 1998 as compared to the comparable periods of the prior year.

The Company's Quick Consulting and Research Service ("QCS") revenues grew by $544,000 or 5.4% to $10,601,000 for the six-month period ended June 30, 1998, and by $276,000 or 5.5% to $5,337,000 for the three-
month period ended June 30, 1998 as compared to the comparable periods of the prior year. The increase was due primarily to an increase in the average fee paid per client. As of June 30, 1998, the Company has experienced a 2.5% and 1.8% reduction in its monthly retainer base as compared to the retainer base at the quarters ended March 31, 1998 and December 31, 1997. The reduction was primarily due to rate reductions granted to clients in June 1998, based on their recent usage history of the service. This is the first reduction in monthly retainer base, on a quarterly comparison, in the Company's history. As such, the Company does not anticipate QCS revenues in the last six months of 1998 to grow versus the last six months of 1997. During July 1998, the Company made various operating and management changes in its Business Development Department which are expected to have a positive impact on the retainer base over the last six months of 1998, but there can be no assurances in this regard. The changes include a decision by the Board of Directors to eliminate the position of Vice President of Business Development as of June 30, 1998. The Company's President and CEO will be taking over the responsibilities on an interim basis. The Company has recorded a charge of $80,000 for severance and related costs as a selling, general and administrative expense as of June 30, 1998.

Revenues in the Strategic Consulting and Research ("SRD") area increased by $408,000 or 16.7% to $2,857,000 for the six-month period ended June 30, 1998 and by $63,000 or 5.1% to $1,290,000 for the three-month period ended June 30, 1998, as compared to the comparable periods of the prior year. The increase reflects increases in the number of assignments and their average size, resulting from improved marketing. During the second quarter of 1998, SRD experienced a reduction in its growth rate compared to the first quarter of 1998, versus the comparable quarters of 1997 (28.2% in the first quarter versus 5.1% in the second quarter). This trend is expected to continue through 1998, and SRD could experience revenue declines during the final six months of 1998 compared to the same period of 1997, due primarily to staff turnover and the high level of revenues experienced during the last six months of 1997.

Published Research revenues decreased by $621,000 or 19.8% to $2,514,000 for the six-month period ended June 30, 1998 and by $374,000 or 23.9% to $1,194,000 for the three-month period ended June 30, 1998, as compared to the comparable periods of the prior year. The decrease in revenues for the six and three month periods was due primarily to the decline in revenues of $458,000 and $290,000, respectively, from the Emerging Technologies Research Group ("ETRG") caused by the sale of certain assets and the primary businesses of ETRG during the fourth quarter of 1997. The Company did retain rights to certain published off-the-shelf studies at the time of the sale, and did recognize revenues from those assets in its Published Research area during the first six months of 1998. These studies were included in the sale of assets of the Published Research Division.

The Company operates a small newsletter publishing operation. However, the newsletters that are produced generated less than 1% of the Company's revenues in 1998 and 1997. One of the Company's newsletters was not included in the sale of assets of the Published Research Division.

Revenues of $2,522,000 were generated from Published Research and Newsletter assets held for sale for the six months ended June 30, 1998. The sale of substantially all of the assets of Published Research was completed on July 2, 1998. As such, ongoing revenues from the remaining assets of FIND/SVP Published Products, Inc. are expected to be immaterial to the future results of the Company, and overall revenues for 1998 are expected to decline versus 1997.

DIRECT COSTS

Direct costs decreased by 10.2% or $933,000 to $8,233,000 for the six-month period ended June 30, 1998 and by $753,000 or 16.2% to $3,909,000 for the three-month period ended June 30, 1998, as compared to the comparable periods of 1997. As a percent of revenues, direct costs decreased to 51.2% for the six-month period ended June 30, 1998, from 58.2% for the corresponding period in 1997. As a percent of revenues, direct costs decreased to 49.7% for the three-month period ended June 30, 1998, from 59.0% for the corresponding period in 1997. The decrease in total direct costs and direct costs as a percentage of revenues are due primarily to the sale of the ETRG assets in the fourth quarter of 1997 and the cost reduction of direct operating expenses which began during the third quarter of 1997. The further decline in direct costs during the second quarter of 1998 is reflective of the reduction of full-time labor on March 27, 1998 which resulted in a restructuring charge during the first quarter of 1998 (see Restructuring Charge below).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses declined by 9.8% or $737,000 to $6,789,000 for the six-month period ended June 30, 1998 and by 12.6% or $473,000 to $3,281,000 for the three-month period ended June 30, 1998, as compared to the corresponding period of the prior year. As a percent of revenues, selling, general and administrative expenses decreased to 42.3% for the six-month period ended June 30, 1998, from 47.8% for the corresponding period in 1997. As a percent of revenues, selling, general and administrative expenses decreased to 41.7% for the three-month period ended June 30, 1998, from 47.5% for the corresponding period in 1997. The decrease in expenses in the selling, general and administrative areas is due primarily to the reduction of labor in the general and administrative area during the fourth quarter of 1997 (as reported in the Company's

Form 10-K for the year ended December 31, 1997) and the cost reduction of general operating expenses which began during the third quarter of 1997. The further decline in selling, general and administrative expenses during the second quarter of 1998 is reflective of the reduction of full-time labor on March 27, 1998, which resulted in a restructuring charge during the first quarter of 1998 (see Restructuring Charge below).

RESTRUCTURING CHARGE

On March 27, 1998, the Company reduced its full-time labor force in its core business by 20 positions. As a result the Company has recorded a restructuring charge of $321,000 during the quarter ended March 31, 1998. The charge consists mainly of severance payments, which will be fully paid by January 31, 1999, outplacement services and legal costs associated with the elimination of the positions.

OPERATING INCOME (LOSS)

Operating income was $724,000 for the six-month period ended June 30, 1998, as compared to an operating loss of $955,000 for the corresponding period in 1997. Operating income was $680,000 for the three-month period ended June 30, 1998, as compared to an operating loss of $511,000 for the corresponding period in 1997. The operating income for the six months ended June 30, 1998 was due primarily to the reduction of direct costs and selling and general and administrative costs as a percentage of revenues, partially offset by the $321,000 restructuring charge related to the elimination of full-time positions during the period. The operating loss for the six months ending June 30, 1997 was due primarily to an increase in costs associated with a growth strategy implemented during the fourth quarter of 1996. During the fourth quarter of 1997, the Company abandoned that strategy and re-focused its efforts on its core "research-for-hire" businesses.

INTEREST INCOME AND EXPENSE

Interest income was $15,000 for the six-month period ended June 30, 1998, and $9,000 for the corresponding period in 1997. Interest income was $8,000 for the three-month period ended June 30, 1998, and $4,000 for the corresponding period in 1997. Interest expense was $267,000 for the six-month period ended June 30, 1998, as compared to $244,000 for the corresponding period in 1997. Interest expense was $131,000 for the three-month period ended June 30, 1998, as compared to $129,000 for the corresponding period in 1997. The increase in interest expense for the six and three month periods ended June 30, 1998, was due to the issuance of Subordinated Notes of the Company in the third quarter of 1997, coupled with borrowings under the Commercial Revolving Promissory Note during the first quarter of 1998, partially offset by a reduction in interest expense on outstanding term notes during the six months ended June 30, 1998, compared to the six months ended June 30, 1997.

OTHER INCOME AND EXPENSE

On May 29, 1998, the Company signed an agreement with its landlord to terminate its lease for approximately 10,000 square feet of space on the third floor of 641 Avenue of the Americas. The Company received $75,000 in consideration from the landlord for this transaction, and accordingly, recorded $75,000 of other income during the quarter ended June 30, 1998. During the fourth quarter of 1997, in connection with ceasing the operation of a subsidiary, the Company accrued rent on this space through March 31, 1998, in anticipation of the termination of this lease. Accordingly, the rent and related expenses after March 31, 1998, through the date of the aforementioned agreement, of $26,000 has been recorded as other expenses during the quarter ended March 31, 1998.

During the quarter ended March 31, 1998, the Company settled litigation which began during the second quarter of 1997. As part of the settlement, the Company purchased 274,400 shares of the Company's common stock from the plaintiff for $1.25 per share, totaling $343,000. The purchase price contained a premium of $0.50 per share over the closing trade price of the Company's common stock on the date of settlement, or $137,000. As a result of the above, the Company recorded treasury stock of $206,000 and expense of $137,000. The Company used proceeds from its insurance company of $495,000 to purchase the shares and to pay plaintiff and Company legal fees in the amount of $110,000 and $42,000, respectively. Accordingly, the Company recorded other income of $289,000 and other expense of $289,000 related to this matter, with the remaining balance of $206,000 offset against the aforementioned treasury stock repurchase amount, thus reducing the net treasury stock transaction to zero. Of the 274,400 shares purchased by the Company, 200,000 shares were issued to SVP to convert the convertible note issued on January 15, 1998 into common stock and 74,400 shares were retired.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1998, there was a positive cash flow from operations of $1,732,000 which resulted from net income of $282,000, an increase in unearned retainer income of $698,000, depreciation and amortization of $568,000, a decrease in accounts receivable of $439,000, a decrease in deferred income taxes of $239,000, an increase in accrued interest of $175,000, a decrease in assets held for sale of $99,000, a provision for losses on accounts receivable of $97,000, a decrease in prepaid and refundable income taxes of $21,000, amortization of deferred financing fees of $20,000, an increase in deferred compensation of $10,000 and amortization of discount on notes payable of $3,000. This was partially offset by a decrease in trade accounts payable and accrued expenses of $675,000, a decrease in prepaid expenses, deferred charges and goodwill of $173,000, a decrease in accrued rent payable of $53,000 and an increase in cash surrender value of life insurance of $18,000.

For the six months ended June 30, 1997, there was a negative cash flow from operating activities of $327,000 which resulted from a net loss of $687,000, an increase in accounts receivable of $602,000, an increase in prepaid expenses, deferred charges and goodwill of $564,000, an increase in prepaid and refundable income taxes of $461,000, an increase in deferred income taxes of $45,000, a decrease in accrued rent payable of $41,000 and an increase in cash surrender value of life insurance of $27,000. This was partially offset by an increase in unearned retainer income of $722,000, depreciation and amortization of $560,000, an increase in trade accounts payable and accrued expenses of $387,000, an increase in accrued interest of $138,000, a decrease in inventories of $119,000, a provision for losses on accounts receivable of $106,000, common stock issued for services of $38,000, amortization of deferred financing fees of $17,000, an increase in deferred compensation of $11,000 and amortization of discount on notes receivable of $2,000.

The Company's financing activities for the six months ended June 30, 1998 include principal payments under notes payable of $1,499,000, which includes the pay down of $1,249,000 on the Company's credit line and $250,000 on outstanding term debt, and $206,000 repurchase of treasury stock, partially offset by proceeds from the issuance of common stock to SVP of $750,000, proceeds from the issuance of convertible note of $250,000, proceeds from insurance company, net of expenses, of $206,000 and proceeds from exercise of stock options of $10,000, resulting in net cash used in financing activities of $489,000. This compares to principal borrowings under notes payable of $1,722,000 and proceeds from exercise of stock options of $25,000, partially offset by principal payments under notes payable of $261,000 on outstanding term debt, $55,000 repurchase of treasury stock and an increase in deferred financing fees of $11,000, resulting in net cash provided by financing activities of $1,420,000 for the six months ended June 30, 1997.

The Company had investing activities of $393,000 for capital expenditures, partially offset by an increase in other liabilities of $250,000, the surrender of life insurance of $42,000 and the repayment of notes receivable of $31,000, resulting in net cash used in investing activities of $70,000, for the six months ended June 30, 1998. This compares to $1,382,000 for capital expenditures for the six months ended June 30, 1997. The major portion of the expenditures for the six months ended June 30, 1998 was for the enhancement of Questrac

III, the Company's internal proprietary management information system, and the purchase of computer equipment.

The Company's working capital increased by $2,242,000 to $3,258,000 on June 30, 1998, as compared to December 31, 1997, due primarily to the $1,732,000 net cash provided by operating activities and the $750,000 and $250,000 proceeds from the issuance of common stock and the convertible note, respectively, to SVP, partially offset by capital expenditures of $393,000 and principal payments under long-term notes payable of $250,000. Cash balances were $1,312,000 and $139,000 on June 30, 1998 and December 31, 1997, respectively.

The Company has debt agreements with State Street Bank and Trust (the "Bank") pursuant to which there is a Commercial Revolving Promissory Note (the "Revolving Note") and outstanding two term notes (the "Term Notes"). As amended, the availability under the Revolving Note, originally signed on April 27, 1995, is $1,000,000. The availability under the Revolving Note is reduced by outstanding letters of credit in the amount of $158,000. As of June 30, 1998, there is zero outstanding under the Revolving Note. The interest rate on the Revolving Note is the Bank's prime rate plus one-quarter of one percent (currently 8.75%). The Revolving Note expires on March 25, 1999.

The two outstanding Term Notes, originally signed on April 27, 1995 and May 31, 1996, for $2,000,000 and $500,000, respectively, have an aggregate outstanding principal balance of $1,100,000 as of June 30, 1998. The $2,000,000 Term Note is for a period of five years at an interest rate of 8.86% per annum and requires quarterly principal payments of $100,000. As of June 30, 1998, there was $800,000 outstanding on this Term Note. The $500,000 Term Note is for a period of five years at an interest rate of .75 percentage points above the Bank's prime rate (currently 9.5%) and requires quarterly principal payments of $25,000. As of June 30, 1998, there was $300,000 outstanding on this Term Note.

The Bank has a security interest in all of the assets of the Company. Additionally, on March 27, 1998, SVP provided credit support in the form of a $2,000,000 letter of credit. The dollar amount of the letter of credit is required, at a minimum, to equal $1,000,000 plus the lesser of: (a) the aggregate principal amount of the Term Notes ($1,100,000 at June 30, 1998) or
(b) $1,000,000. The debt agreements contain numerous covenants and require the Company to retain the services of an outside management consultant, originally retained in October 1997, through September 30, 1998.

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

The Agreement also provided that the Company and its subsidiaries may enter into an agreement on similar terms with SVP or affiliates thereof, pursuant to which SVP may purchase Notes from the Company and its subsidiaries up to the principal amount of $475,000, and Warrants to purchase up to 211,111 shares of Common Stock at $2.25 per share. On November 30, 1996, the Company and SVP entered into such a Note and Warrant Agreement as described above, for an aggregate consideration of $475,000.

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

The Agreement further provided that Furman Selz and SVP, at their option, could purchase up to the amount of their respective initial investments, up to an additional $2,500,000 in Notes and Warrants on the same terms and conditions as the first $2,500,000, at any time before December 31, 1997. On August 25, 1997, SVP purchased 475,000 units, consisting of $475,000 principal amount of Notes and Warrants to purchase 211,111 shares of Common Stock at $2.25 per share. SVP, at June 30, 1998, are beneficial owners of 3,075,085 shares of Common Stock, including shares issuable under outstanding Warrants, or approximately 40.8% of the outstanding shares if the Warrants are exercised.

The Company expects to spend approximately $450,000 for capital items for the remainder of 1998. The major portion of these expenditures will be for the continued enhancement of internal software and computer equipment, as well as to repair the HVAC system at one of its locations.

During the first quarter of 1998, the Company recorded a restructuring charge of $321,000. As of June 30, 1998, $190,000 related to this charge remains accrued but unpaid. The Company expects the remaining amount to be paid by January 31, 1999.

The Company believes that cash flow from operations and borrowings under the lines of credit, along with the proceeds from the sale of assets held for sale at June 30, 1998, will be sufficient to cover its expected capital expenditures for the next 12 months and that it will have sufficient liquidity for the next 12 months.

INFLATION

The Company has in the past been able to increase the price of its products and services sufficiently to offset the effects of inflation on wages and other expenses, and anticipates that it will be able to do so in the future.

FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q that are not related to historical results, are forward looking statements. Actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events, which may not prove to be accurate. These forward looking statements involve risks and uncertainties, including but not limited to the Company's future cash flows, sales, gross margins and operating costs, the effect of conditions in the industry and the economy in general. Other factors that might cause actual results to differ materially include: conditions of the general economy and in the markets served by the Company; competitive factors such as price pressures and the potential emergence of rival technologies; timely development and market acceptance of new products; continued acceptance of the Company's existing products; uncertainties related to the success of the Company's cost-cutting plans; changes in product mix and cost; uncertainties related to litigation; NASDAQ's new continued listing criteria; and the risk factors listed from time to time in the Company's SEC filings. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-Q, and in other reports filed by the Company with the Securities and Exchange Commission.

ACCOUNTING PRONOUNCEMENTS

In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 can not be applied retroactively to financial statements of prior periods. At the current time the Company does not utilize derivative instruments, and accordingly it is anticipated that the adoption of SFAS 133 will not have a material impact on the Company's consolidated financial position and results of operations.


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  A. Exhibits

          None

  B. Reports on Form 8-K

          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FIND/SVP Inc.
                                   (REGISTRANT)



Date: August 14, 1998               /s/ Andrew P. Garvin
----------------------              --------------------
                                    Andrew P. Garvin, Chairman,
                                    Chief Executive Officer and
                                    President


Date: August 14, 1998               /s/ Peter J. Fiorillo
----------------------              ---------------------
                                    Peter J. Fiorillo
                                    Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Financial Officer
                                    and Principal Accounting Officer)