Form 10-Q
period 1998-09-30
FIND SVP INC
filed 1998-11-16
CIK 801338

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                                               ------------------
                           Commission file no. 0-15152
                                               -------
                                 FIND/SVP, Inc.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          NEW YORK                                        13-2670985
------------------------------                 -------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification Number)

625 Avenue of the Americas, New York, N.Y.                  10011
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

      Yes   x                             No
          -----                               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, par value $0.0001 per share: 7,114,169 shares as of November 6, 1998.

                                 FIND/SVP, Inc.
                                 --------------
                                    CONTENTS
                                    --------

PART I. FINANCIAL INFORMATION                                             Page

     Consolidated Condensed Balance Sheets                                 3
       September 30, 1998(unaudited) and December 31, 1997

     Consolidated Condensed Statements of Operations                       5
       Nine Months Ended September 30, 1998 and 1997(unaudited)

     Consolidated Condensed Statements of Operations                       6
       Three Months Ended September 30, 1998 and 1997(unaudited)

     Consolidated Condensed Statements of Cash Flows                       7
       Nine Months Ended September 30, 1998 and 1997(unaudited)

     Notes to Consolidated Condensed Financial                             8
       Statements

     Management's Discussion and Analysis of                               15
       Financial Condition and Results of Operations

PART II. OTHER INFORMATION                                                 29

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
       SECURITY HOLDERS                                                    29

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                              29

SIGNATURES                                                                 30

                         FIND/SVP INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                      September 30,     December 31,
                     Assets                              1998              1997
                     ------                           ------------      ------------
                                                      (unaudited)        (audited)
Current assets:
  Cash                                                 $ 2,558,000      $   139,000
  Accounts receivable, net                               2,052,000        3,394,000
  Notes receivable                                         200,000           62,000
  Prepaid and refundable income taxes                      278,000          299,000
  Deferred tax assets                                      299,000          286,000
  Prepaid expenses and other current assets                394,000          328,000
  Assets held for sale                                          --        1,558,000
                                                       -----------      -----------
                Total current assets                     5,781,000        6,066,000
                                                       -----------      -----------



Equipment and leasehold improvements, net                4,258,000        4,546,000



Other assets:

  Deferred charges                                         202,000          245,000
  Goodwill, net                                            109,000          117,000
  Notes receivable                                         428,000           63,000
  Cash surrender value of life insurance                   516,000          479,000
  Deferred tax assets                                      326,000          681,000
  Deferred financing fees, net                             111,000          141,000
  Security deposits                                        142,000          143,000
                                                       -----------      -----------
                Total assets                           $11,873,000      $12,481,000
                                                       ===========      ===========







See notes to consolidated condensed financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (CONTINUED)

                                                                      September 30,            December 31,
                  Liabilities and Shareholders' Equity                     1998                    1997
                  ------------------------------------                -------------            -------------
                                                                       (unaudited)              (audited)
Current liabilities:
  Notes payable, current installments                                $   500,000             $ 1,749,000
  Trade accounts payable                                                 535,000               1,305,000
  Accrued expenses                                                     1,997,000               1,872,000
  Accrued interest, current installments                                 223,000                 124,000
                                                                     -----------             -----------

         Total current liabilities                                     3,255,000               5,050,000
                                                                     -----------             -----------


Unearned retainer income                                               1,901,000               2,023,000
Notes payable, excluding current installments                          3,431,000               3,801,000
Accrued expenses                                                         224,000                      --
Accrued interest, excluding current installments                         239,000                 104,000
Accrued rent payable                                                       2,000                 112,000
Deferred compensation                                                    188,000                 173,000

Shareholders' equity
  Preferred stock, $0.0001 par value.
      Authorized 2,000,000 shares; none
      issued and outstanding                                                  --                      --
  Common stock, $0.0001 par value.
      Authorized 20,000,000 shares;
      7,114,169 and 6,575,669 shares issued
      and outstanding at September 30, 1998
      and December 31, 1997, respectively                                  1,000                   1,000
  Capital in excess of par value                                       4,886,000               3,872,000
  Accumulated deficit                                                 (2,254,000)             (2,655,000)
                                                                     -----------             -----------
         Total shareholders' equity                                    2,633,000               1,218,000
                                                                     -----------             -----------
                                                                     $11,873,000             $12,481,000
                                                                     ===========             ===========



See notes to consolidated condensed financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (unaudited)
                  Nine months ended September 30, 1998 and 1997

                                                                  1998                 1997
                                                               -----------          -----------
Revenues                                                       $22,489,000          $23,930,000
                                                               -----------          -----------
Operating expenses:
  Direct costs                                                  11,368,000           13,810,000
  Selling, general and administrative
   expenses                                                      9,782,000           11,422,000
  Restructuring charge                                             321,000                   --
                                                               -----------          -----------
  Operating income (loss)                                        1,018,000           (1,302,000)

Interest income                                                     51,000               10,000
Other income                                                       364,000                   --
Gain on sale of assets                                              20,000                   --
Interest expense                                                  (395,000)            (426,000)
Other expense                                                     (315,000)                  --
                                                               -----------          -----------
  Income (loss) before provision (benefit)
   for income taxes                                                743,000           (1,718,000)

Provision (benefit) for income taxes                               342,000             (608,000)
                                                               -----------          -----------
     Net income (loss)                                             401,000           (1,110,000)
                                                               ===========          ===========


Income (loss) per common and common stock equivalent share:

    Basic                                                            $0.06               ($0.17)
                                                               ===========          ===========
    Diluted                                                           0.06                (0.17)
                                                               ===========          ===========
Weighted average number of common and common stock
equivalent shares outstanding:

    Basic                                                        7,087,641            6,589,502
                                                               ===========          ===========
    Diluted                                                      7,094,558            6,589,502
                                                               ===========          ===========



See notes to consolidated condensed financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (unaudited)
                 Three months ended September 30, 1998 and 1997

                                                                                  1998             1997
                                                                               ----------       -----------
Revenues                                                                       $6,422,000       $8,193,000
                                                                               ----------       -----------
Operating expenses:
  Direct costs                                                                  3,135,000        4,644,000
  Selling, general and administrative
   expenses                                                                     2,993,000        3,896,000
                                                                               ----------       ----------
   Operating income (loss)                                                        294,000         (347,000)

Interest income                                                                    36,000            1,000
Gain on sale of assets                                                             20,000               --
Interest expense                                                                 (128,000)        (182,000)
                                                                               ----------       ----------

   Income (loss) before provision (benefit)
    for income taxes                                                              222,000         (528,000)

Provision (benefit) for income taxes                                              103,000         (105,000)
                                                                               ----------       ----------
      Net income (loss)                                                           119,000         (423,000)
                                                                               ==========       ==========


Income (loss) per common and common stock equivalent share:

    Basic                                                                           $0.02           ($0.06)
                                                                              ===========       ==========
    Diluted                                                                          0.02            (0.06)
                                                                              ===========       ==========

Weighted average number of common and common stock equivalent shares outstanding:

    Basic                                                                       7,112,594        6,599,372
                                                                              ===========       ==========
    Diluted                                                                     7,123,593        6,599,372
                                                                              ===========       ==========


See notes to consolidated condensed financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                                   1998              1997
                                                                                ----------       -----------
Cash flows from operating activities:
Net income (loss)                                                               $  401,000       $(1,110,000)
                                                                                ----------       -----------
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                  857,000           858,000
    Amortization of discount on notes payable                                        5,000             4,000
    Amortization of deferred financing fees                                         30,000            25,000
    Gain on sale of assets                                                         (20,000)               --
    Provision for losses on accounts receivable                                    136,000           164,000
    Common stock issued for services                                                    --            38,000
    Increase in deferred compensation                                               15,000            16,000
    Decrease in accrued rent payable                                              (110,000)          (63,000)
    Increase in cash surrender value of life insurance                             (79,000)          (58,000)
    Decrease (increase) in deferred income taxes                                   342,000          (307,000)
    Decrease in assets held for sale                                                99,000                --
    Change in assets and liabilities, net of non-cash effect
      of asset sale:
      Decrease (increase) in accounts receivable                                 1,206,000          (955,000)
      Decrease (increase) in prepaid & refundable income taxes                      21,000          (303,000)
      Decrease in inventories                                                           --           219,000
      Increase in prepaid expenses, deferred charges and
       security deposits                                                          (152,000)         (517,000)
      (Decrease) increase in trade accounts payable
       and accrued expenses                                                       (742,000)          469,000
      Increase in accrued interest                                                 234,000           243,000
      (Decrease) increase in unearned retainer income                             (122,000)          548,000
                                                                                ----------       -----------
       Total adjustments                                                         1,720,000           381,000
                                                                                ----------       -----------
       Net cash provided by (used in) operating activities                       2,121,000          (729,000)

Investing Activities:
  Capital expenditures                                                            (431,000)       (1,628,000)
  Surrender of life insurance                                                       42,000                --
  Repayment of notes receivable                                                     47,000                --
  Proceeds from sale of net assets                                               1,250,000                --
                                                                                ----------       -----------
       Net cash provided by (used in) investing activities                         908,000        (1,628,000)
                                                                                ----------       -----------

Financing Activities:
  Principal borrowings under notes payable                                              --         2,477,000
  Principal payments under notes payable                                        (1,624,000)         (390,000)
  Proceeds from issuance of convertible note - related party                       250,000                --
  Proceeds from exercise of stock options                                           14,000            59,000
  Proceeds from issuance of common stock                                           750,000                --
  Repurchase of treasury stock                                                    (206,000)          (55,000)
  Proceeds from insurance company, net of expenses                                 206,000                --
  Increase in deferred financing fees                                                   --           (18,000)
                                                                                ----------       -----------
       Net cash (used in) provided by financing activities                        (610,000)        2,073,000
                                                                                ----------       -----------
       Net increase (decrease) in cash                                           2,419,000          (284,000)

Cash at December 31, 1997 and 1996                                                 139,000           634,000
                                                                                ----------       -----------
Cash at September 30, 1998 and 1997                                             $2,558,000       $   350,000
                                                                                ==========       ===========
Non-cash financing activities:
   Conversion of note into common stock                                         $  250,000                --
                                                                                ==========       ===========


See notes to consolidated condensed financial statements.

                          FIND/SVP, INC. and Subsidiary
                          -----------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------

A. MANAGEMENT'S STATEMENT

In the opinion of Management, the accompanying consolidated condensed financial statements contain all normal and recurring adjustments necessary to present fairly the financial position at September 30, 1998, and the results of operations for the three and nine month periods ended September 30, 1998 and 1997 and cash flows for the nine month periods ended September 30, 1998 and 1997. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

B. SALE OF PUBLISHING ASSETS

On July 2, 1998, the Company completed the sale of substantially all of the assets of the Published Research Division pursuant to an Asset Purchase Agreement dated as of June 26, 1998. The Company recorded a $20,000 gain related to this sale. The assets included, among other things, the tangible and intangible assets, properties, rights and business of Published Products relating to the following product lines of Published Products: (i) FIND/SVP Market Intelligence Reports; (ii) Packaged Facts Market Intelligence Reports;
(iii) Specialists in Business Information Market Intelligence Reports; (iv) MarketLinks; (v) Ice Cream Report: The Newsletter for Ice Cream Executives; (vi) How to Find Market Research Online; (vii) Analyzing Your Competition; (viii) Finding Business Research on the Web; and (ix) ShareFacts. The Company received, in consideration of the sale, $1,250,000 in cash ($250,000 was received on June 29, 1998, and $1,000,000 was received on July 2, 1998), a Promissory Note (the "Note") in the amount of $550,000 and the purchaser assumed certain liabilities in the amount of $85,000. The Note bears interest at a rate of 8% per annum and is payable in four equal annual installments commencing June 26, 1999.

Interest is payable annually with each installment of principal. The Company was granted a purchase money security interest in the assets, which is subordinate to a security interest in assets held by a lender of the purchaser. The Note is guaranteed by a principal of the purchaser. Prior to the sale, during 1998, revenues from the assets held for sale were $2,522,000.

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

Basic earnings (loss) per share excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. During the nine and three month periods ended September 30, 1998, there were 7,087,641 and 7,112,594, respectively, weighted-average common shares outstanding. During the nine and three month periods ended September 30, 1997, there were 6,589,502 and 6,599,372, respectively, weighted-average common shares outstanding. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings (loss) of the entity. Diluted earnings per share is calculated similarly to fully diluted earnings per share under APB Opinion No. 15. During the nine and three month periods ended September 30, 1998, there were 7,094,558 and 7,123,593, respectively, diluted weighted-average common and common equivalent shares outstanding. During the nine and three month periods ended September 30, 1997, diluted earnings per share is the same as basic as all common share equivalents were antidilutive as the Company had a net loss for those periods.

Common share equivalents that could potentially dilute basic earnings (loss) per share in the future and that were not included in the computation of diluted earnings (loss) per share because they were antidilutive were 2,601,445 and 2,474,960 for the nine and three month periods ended September 30, 1998, respectively, and 2,645,785 and 2,734,245 for the nine and three month periods ended September 30, 1997.

D. BORROWINGS

The Company's Revolving and Term Promissory Notes with the Bank are secured by a $2,000,000 letter of credit posted on March 27, 1998 by SVP, S.A. ("SVP"), a major shareholder of the Company, and all of the assets of the Company. As of September 30, 1998, there was $975,000 outstanding on the term loans and zero outstanding under the revolving credit agreement. The revolving credit agreement of $1,000,000 is used to secure certain long-term letters of credit in the amount of $158,000. As such, as of September 30, 1998, the availability under the revolving credit agreement was $842,000.

E. INCOME TAXES

The $342,000 provision for income taxes as of September 30, 1998 represents 46% of the income before provision for income taxes as of September 30, 1998. The provision consists of federal, state and local income taxes. Based on the Company's history of prior operating earnings related to its research-for-hire businesses, management has determined that a valuation allowance of $519,000 is necessary at September 30, 1998 and December 31, 1997, due to the uncertainty of future earnings to realize the entire net deferred tax asset. The effective tax benefit was 35.4% as of September 30, 1997. The benefit represented a net operating loss carryback for federal purposes, a deferred tax benefit from a net operating loss carryforward for state and local taxes and a net deferred tax benefit for temporary items.

F. STOCK OPTION PLAN

On June 30, 1998, the Company's Board of Director's approved a plan to re-price certain outstanding options held by employees on that date. The objective of this plan was to motivate employee option holders that, in the discretion of the Board, were not directly responsible for the financial condition of the Company, but were, however, key individuals in regards to the future success of the Company.

The eligibility for this program was based on the level of employment of the individual holding the option. Excluded from the plan were all middle and upper level management employees, including all officers and directors of the Company. The options were re-priced to $1.0625 per share, the fair market value on June 30, 1998. All other aspects of the outstanding options remained the same, including vesting schedule and termination date of the option. There were a total of 89,550 options affected by this plan, with original issue dates between 1994 and 1998, and expiration dates ranging from 1999 to 2003.

The original exercise price of the affected options ranged from $1.21 to $2.25, and the weighted average exercise price of those options were $1.78.

Additionally, on October 5, 1998, the President of the Company relinquished 75,000 options previously granted to him in connection with his employment contract. The vesting and pricing of said options was contingent upon the Company meeting certain earnings levels over the life of his employment contract. To date the earnings levels were not met, and accordingly, the exercise price of those options had not yet been set.

G. MARKET FOR COMPANY'S COMMON EQUITY

The National Association of Securities Dealers, Inc. (the "NASD"), which administers NASDAQ, recently made changes in the criteria for continued NASDAQ eligibility. The Company currently meets the NASDAQ requirements for continued eligibility. If, in the future, the Company fails to meet NASDAQ's maintenance criteria it may result in the discontinuance of the inclusion of its securities on NASDAQ. In such event, trading, if any, in the securities may then continue to be conducted in the non-NASDAQ over-the-counter market in what are commonly referred to as the electronic bulletin board and the "pink sheets". As a result, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the market value of the securities. In addition, the Company would be subject to a Rule promulgated by the Securities and Exchange Commission (the "Commission") that, if the Company fails to meet criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the rule may have an adverse effect on the ability of brokers-dealers to sell the securities, which may affect the ability of purchasers in the offering to sell the securities in the secondary market.

H. IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs which were written using only two digits, rather than four, to represent a year. Date sensitive software or hardware may not be able to distinguish between 1900 and 2000 and programs that perform arithmetic operations, comparisons or sorting of date fields may begin yielding incorrect results. This could potentially cause a system failure or miscalculations that could disrupt operations.

The Company has developed a remediation plan for its Year 2000 issue that involves three overlapping phases:

1) Inventory - This phase includes the creation of an inventory of three functional areas:

         a) Applications and information technology (IT) equipment - These include all mainframe, network and desktop hardware and software, including custom and packaged applications, and IT embedded systems.

         b) Non-information technology (non-IT) embedded systems - These include non-IT equipment and machinery. Non-IT embedded systems, such as security, fire prevention and climate control systems typically include embedded technology, such as microcontrollers.

         c) Vendor relationships - These include significant third party vendors and suppliers of goods and services, as well as vendor and supplier interfaces.

The Company has substantially completed the inventory phase and expects to be fully completed by December 1998.

2) Analysis - This phase includes the evaluation of the inventoried items for Year 2000 compliance, the determination of the remeditation method and resources required and the development of an implementation plan. A significant portion of the analysis phase is complete. The Company expects to complete the analysis phase for non-IT embedded systems by December 1998. All other components of the analysis phase are expected to be completed by March 1999.

3) Implementation - This phase includes executing the implementation plan for all applicable hardware and software, interfaces and systems. This involves testing, in a Year 2000-simulated environment, the changes, beginning to utilize the changed procedures in actual operations, and vendor interface testing. The implementation phase, including testing for certain critical applications, has commenced and is expected to be completed by June 1999 for applications and IT equipment and non-IT embedded systems. All other components of the implementation phase are expected to be completed by September 1999. Additionally, subsequent to final implementation, the Company will conduct live testing on January 1 and 2, 2000, before business commences on January 3, 2000.

The Company's remediation plan for its Year 2000 issue is an ongoing process and the estimated completion dates above are subject to change.

THE RISK OF THE COMPANY'S YEAR 2000 ISSUE

Overall, at this time the Company believes that its systems will be Year 2000 compliant in a timely manner for several reasons. Several significant marketing and fulfillment systems are already compliant. In addition, the Company extensively utilizes certain shared applications that should be remediated once and then deployed. Also, comprehensive testing of all critical systems is planned to be conducted in a simulated Year 2000 environment.

The Company believes that the area of greatest risk to the Company surrounding the Year 2000 issue relates to significant suppliers' failing to remediate their Year 2000 issues in a timely manner. The Company has relationships with certain significant suppliers. These relationships may be material in the aggregate to the Company. The Company relies on suppliers to deliver a broad range of services, including Internet access, online search capabilities, supplies of promotional materials and paper, warehouse facilities, lettershops which assemble promotional mailings, postal delivery services, banking services, telecommunications and electricity. The Company is conducting formal communications with its significant suppliers to determine the extent to which it may be affected by those third parties' plans to remediate their own Year 2000 issue in a timely manner. The level of preparedness of significant suppliers can vary greatly. If a number of significant suppliers are not Year 2000 compliant, this could have a material adverse effect on the Company's results of operations, financial position or cash flow.

THE COMPANY'S CONTINGENCY PLANS

The Company is developing its contingency plans and expects to have them completed by June 1999. To mitigate the effects of the Company's or significant suppliers' potential failure to remediate the Year 2000 issue in a timely manner, the Company would take appropriate actions. Such actions may include having arrangements for alternate suppliers, re-running the processes if errors occur, using manual intervention to ensure the continuation of operations where necessary, and scheduling activity in December 1999 that would normally occur at the beginning of January 2000. If it becomes necessary for the Company to take these corrective actions, it is uncertain, until the contingency plans are finalized, whether this would result in significant delays in business operations or have a material adverse effect on the Company's results of operations, financial position or cash flow.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUE

The total cost of the Company's remediation plan is estimated at approximately $75,000 to $100,000 and is being funded through operating cash flows. Of the total cost, approximately $35,000 to $40,000 will be attributable to new hardware and software that will be capitalized. The remainder of the cost will be expensed as incurred. To date, none of the total cost of the remediation plan has been spent, as the work to date has been performed by internal staff.

                                 FIND/SVP, Inc.
                                 --------------
                     Management's Discussion and Analysis of
                     ---------------------------------------
                  Financial Condition and Results of Operations
                  ---------------------------------------------

Nine months ended September 30, 1998 compared to nine months ended September 30, 1997. Three months ended September 30, 1998 compared to three months ended September 30, 1997.

GENERAL
-------

FIND/SVP, Inc. provides a broad consulting and business intelligence service to executives and other decision-making employees of client companies, primarily in the United States. The Company operates in one business segment, providing consulting and research services including: the Quick Consulting and Research Service ("QCS") which provides retainer clients with access to the expertise of the Company's staff and information resources; and the Strategic Consulting and Research Group ("SCRG") which provides more extensive, in-depth custom market research and competitive intelligence information as well as customer satisfaction and loyalty programs. The Company has considered its QCS and SCRG service businesses, which operate as "research-for-hire" businesses, to be its core competency.

As such, during July 1998, the Company completed the sale of substantially all of the assets of its Published Research Division. In consideration of the sale the Company received $1,250,000 in cash ($250,000 was received on June 29, 1998 and $1,000,000 was received on July 2, 1998), a promissory note bearing interest at 8% per annum in the principal amount of $550,000 and the purchaser assumed certain liabilities in the amount of $85,000. The Company recorded a gain of $20,000 from this transaction. The revenues from Published Research accounted for 19%, 20% and 21% of the Company's total revenues during 1997, 1996 and 1995, respectively, and revenues from newsletters accounted for less than 1% of the Company's revenues during those years. During 1998, revenues of $2,522,000 were generated from the assets prior to the sale. As such, overall revenues for 1998 are expected to decline versus 1997.

On October 5, 1998, the Board of Directors approved changes in the makeup of the Board and the daily management of the Company. The intention of these changes is to facilitate the Company's global growth in partnership with SVP International, S.A., the Company's licensor (together with SVP, S.A.) a major shareholder of the Company ("SVP").

Brigitte de Gastines, President of SVP International and SVP, S.A., was named Chairperson of the Board. Additionally, the Board formed an Office of Managing Directors (OMD) consisting of four members: Ms. de Gastines, Jean-Louis Bodmer, Vice President-Finance and New Technologies for SVP Group, and Eric Cachart, SVP Group's Vice President of Development and Client Services, each of whom are members of the Company's Board and each was elected an officer of the Company with the title of Managing Director, and Andrew P. Garvin, the Company's President and Chief Executive Officer. The members of the OMD are not currently being compensated for their role as a member of the OMD.

The OMD will be reporting to the Board and will be responsible for the conduct of the ordinary business affairs and operations of the Company and for defining operating policies in alignment with SVP to take advantage of know-how and technological efficiencies.

The Board also approved the formation of an Operating Management Group (OMG). The OMG consists of the Company's Vice President of Client Services, Vice President of International Strategic Research, Vice President-Chief Financial Officer and Vice President of Human Resources. The group is responsible for applying the Company's overall policies and strategies and for proposing initiatives and supplemental strategies.

Further, the Board of Directors approved the appointment of Stephan Sigaud as Vice President of Client Services. The Company's President and CEO, Andrew P. Garvin, had filled this role on an interim basis since July 1, 1998. In this role, Mr. Sigaud will be working closely with all members of the Office of Managing Directors and the Operating Management Group, and will oversee all day-to-day activities of the Quick Consulting Services area. Prior to assuming these responsibilities, Mr. Sigaud oversaw the Company's Customer Satisfaction and Loyalty Group since its inception in 1994.

The Board also accepted the resignation of Peter J. Fiorillo as a member of the Board and as the Company's Chief Operating Officer and Chief Financial Officer, effective September 30, 1998. In connection with his severance agreement, coupled with the signing of a release and agreement not to compete dated October 5, 1998, and the immediate return of his outstanding options, Mr. Fiorillo will be receiving his then current compensation, including benefits, for the next two years. Accordingly, the Company has accrued $475,000 for severance and related costs to selling, general and administrative expenses at September 30, 1998.

Additionally, the Board amended the contract of Mr. Garvin, the Company's President and Chief Executive Officer, to provide that at any time after the end of calendar year 1999, Mr. Garvin may elect to voluntarily leave the employ of the Company and receive the balance of his contract for the remaining term on his employment contract. The term of the contract runs through 2001. Mr. Garvin's current annual salary is $262,652, and he is entitled to cost of living increases each January 1, for the life of the contract. Additionally, on October 5, 1998, Mr. Garvin relinquished 75,000 options previously granted to him in connection with his employment contract. The vesting and pricing of said options was contingent upon the Company meeting certain earnings levels over the life of his employment contract. To date the earnings levels were not met, and accordingly, the exercise price of those options had not yet been set.

During the nine months ended September 30, 1998, the Company continued to reduce operating expenses, which was further enhanced by the sale of the majority of assets in its Published Research area effective June 26, 1998. Accordingly, there was a reduction in direct costs as a percentage of revenues to 50.6% for the nine months ended September 30, 1998, as compared to 57.7% for the nine months ended September 30, 1997. Additionally, selling, general and administrative expenses were 43.5% of revenues for the nine months ended September 30, 1998, versus 47.7% for the nine months ended September 30, 1997. Excluding the $475,000 of severance and related costs noted above, the selling, general and administrative expenses were 41.4% of revenue for the nine months ended September 30, 1998.

The Company had operating income of $1,018,000 for the nine months ended September 30, 1998. This compares favorably to an operating loss of $1,302,000 for the nine months ended September 30, 1997. The net income for the nine months ended September 30, 1998 was $401,000 versus a $1,110,000 net loss for the nine months ended September 30, 1997.

During the nine months ended September 30, 1998, the Company's cash flow from operating activities provided $2,121,000 versus negative cash flow from operating activities of $729,000 for the nine months ended September 30, 1997. This, coupled with a $1,000,000 capital stock investment from SVP, a major shareholder of the Company, received during the first quarter of 1998 ($250,000 of which was originally issued as a convertible note), enabled the Company to pay down its Commercial Revolving Promissory Note with State Street Bank and Trust Company during the first quarter of 1998 to zero from $1,249,000 as of December 31, 1997. At September 30, 1998, letters of credit totaling $158,000 remain outstanding. Further, the Company's cash balance has improved to $2,558,000 as of September 30, 1998 versus $139,000 at December 31, 1997.

OPERATING REVENUES
------------------

Operating revenues decreased by $1,441,000 or 6.0% to $22,489,000 for the nine-month period ended September 30, 1998 and decreased by $1,771,000 or 21.6% to $6,422,000 for the three-month period ended September 30, 1998 as compared to the comparable periods of the prior year.

The Company's Quick Consulting and Research Service ("QCS") revenues grew by $500,000 or 3.3% to $15,724,000 for the nine-month period ended September 30, 1998, and decreased by $45,000 or 0.9% to $5,122,000 for the three-month period ended September 30, 1998, as compared to the comparable periods of the prior year. The increase for the nine month period ended September 30, 1998, was due primarily to an increase in the average fee paid per client partially offset by a reduction in the number of retainer clients. As of September 30, 1998, the Company has experienced its second consecutive quarterly reduction in its monthly retainer base. The base as of September 30, 1998, is 0.8% lower than the base as of June 30, 1998, and 2.6% lower than that of December 31, 1997. The reduction in base during 1998 accounts for the overall decline in QCS revenues during the three-month period ended September 30, 1998 as compared to the same period in 1997.

The reduction in base was due primarily to an increase in the number of rate reductions granted to clients based on their recent usage history of the service, coupled with a slow-down in new retainer sales for the nine month period ended September 30, 1998. The slow down in sales was due primarily to staff turnover experienced during 1998 in the business development area. The Company expects this trend to continue during the fourth quarter of 1998. The monthly retainer base is indicative of future revenues. Accordingly, the Company expects the trend of declining revenues in the QCS area to continue during the fourth quarter of 1998. Additionally, the September 30, 1998 retainer base is 1.0% lower than the base at September 30, 1997. This is the first time in the Company's history that there has been a reduction in base during a twelve month period. Until this trend is reversed, the Company expects revenue declines on a quarter to quarter comparison.

On October 5, 1998, the Board of Directors approved the appointment of Stephan Sigaud as Vice President of Client Services. The Company's President and CEO, Andrew P. Garvin, had filled this role on an interim basis since July 1, 1998. In this role, Mr. Sigaud will be working closely with all members of the Office of Managing Directors and the Operating Management Group, and will oversee all day-to-day activities of the Quick Consulting Services area. Prior to assuming these responsibilities, Mr. Sigaud oversaw the Company's Customer Satisfaction and Loyalty Group since its inception in 1994.

Revenues in the Strategic Consulting and Research Group ("SCRG") increased by $205,000 or 5.3% to $4,093,000 for the nine-month period ended September 30, 1998 and decreased by $203,000 or 14.1% to $1,236,000 for the three-month period ended September 30, 1998, as compared to the comparable periods of the prior year. The increase in revenues for the nine-month period reflects a very strong first quarter of 1998 (28.2% increase in revenues versus the same period in 1997). The decrease during the recent three-month period reflects staff turnover during 1998 and the high level of revenues during the third quarter of 1997. During the three month period ended September 30, 1998, SCRG experienced revenue growth of 1.5% as compared to the revenue for the three month period ended June 30, 1998. However, for the comparable period of 1997, revenues increased 17.3% over the revenues of the prior quarter. Revenues are expected to decline in the fourth quarter of 1998 as compared to the first quarter of 1997.

Published Research revenues decreased by $2,131,000 or 44.4% to $2,672,000 for the nine-month period ended September 30, 1998 and by $1,509,000 or 95.9% to $64,000 for the three-month period ended September 30, 1998, as compared to the comparable periods of the prior year. The decrease in revenues for the nine and three month periods was due primarily to the sale of substantially all the assets of Published Research, effective June 26, 1998, coupled with the decline in revenues from the Emerging Technologies Research Group ("ETRG") caused by the sale of certain assets and the primary businesses of ETRG during the fourth quarter of 1997. The Company did retain rights to certain published off-the-shelf studies at the time of the ETRG sale, and did recognize revenues from those assets in its Published Research area during the first six months of 1998. These studies were included in the sale of assets of the Published Research Division.

The Company continues to operate one newsletter, revenues from which are included in the Published Research revenues above.

Prior to the sale of assets, revenues of $2,522,000 were generated from Published Research assets held for sale during 1998. The sale of substantially all of the assets of Published Research was effective on June 26, 1998. As such, ongoing revenues from the remaining assets of FIND/SVP Published Products, Inc. are expected to be immaterial to the future results of the Company, and overall revenues for 1998 are expected to decline versus 1997.

During 1997, the Company operated a small on-line, consumer-oriented research company which ceased operations on December 31, 1997. Revenues generated in 1997 were less than 1% of the Company's revenues.

DIRECT COSTS
------------

Direct costs decreased by 17.7% or $2,442,000 to $11,368,000 for the nine-month period ended September 30, 1998 and by $1,509,000 or 32.5% to $3,135,000 for the three-month period ended September 30, 1998, as compared to the comparable periods of 1997. As a percent of revenues, direct costs decreased to 50.6% for the nine-month period ended September 30, 1998, from 57.7% for the corresponding period in 1997. As a percent of revenues, direct costs decreased to 48.8% for the three-month period ended September 30, 1998, from 56.7% for the corresponding period in 1997. The decrease in total direct costs and direct costs as a percentage of revenues are due primarily to the sale of the Published Research assets during 1998 and the ETRG assets in the fourth quarter of 1997 and general reduction of direct operating expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
-------------------------------------------

Selling, general and administrative expenses declined by 14.4% or $1,640,000 to $9,782,000 for the nine-month period ended September 30, 1998 and by 23.2% or $903,000 to $2,993,000 for the three-month period ended September 30, 1998, as compared to the corresponding period of the prior year. As a percent of revenues, selling, general and administrative expenses decreased to 43.4% for the nine-month period ended September 30, 1998, from 47.7% for the corresponding period in 1997. As a percent of revenues, selling, general and administrative expenses decreased to 46.1% for the three-month period ended September 30, 1998, from 47.6% for the corresponding period in 1997. The decrease in expenses in the selling, general and administrative areas is due primarily to the reduction of labor in the general and administrative area during the fourth quarter of 1997 (as reported in the Company's Form 10-K for the year ended December 31, 1997) and the cost reduction of general operating expenses. During the quarter ended September 30, 1998, the Company recorded a $475,000 severance charge related to the resignation of its Chief Operating / Chief Financial Officer, who was also a member of the Board of Directors. Excluding this charge, selling, general and administrative expenses were 41.3% and 38.8% of revenues for the nine-month and three-month periods ended September 30, 1998.

RESTRUCTURING CHARGE
--------------------

On March 27, 1998, the Company reduced its full-time labor force in its core business by 20 positions. As a result the Company has recorded a restructuring charge of $321,000 during the quarter ended March 31, 1998. The charge consists mainly of severance payments, which will be fully paid by January 31, 1999, outplacement services and legal costs associated with the elimination of the positions. As of September 30, 1998, $84,000 related to this charge remains accrued but unpaid.

OPERATING INCOME (LOSS)
-----------------------

Operating income was $1,018,000 for the nine-month period ended September 30, 1998, as compared to an operating loss of $1,302,000 for the corresponding period in 1997. Operating income was $294,000 for the three-month period ended September 30, 1998, as compared to an operating loss of $347,000 for the corresponding period in 1997. The operating income for the nine month and three month periods ended September 30, 1998 was due primarily to the reduction of direct costs and selling, general and administrative costs as a percentage of revenues, partially offset for the nine month period by the $321,000 restructuring charge related to the elimination of full-time positions during the first quarter of 1998, and for the nine and three month period by the $475,000 severance charge related to the resignation of the Company's Chief Operating / Chief Financial Officer. The operating loss for the nine months ending September 30, 1997 was due primarily to an increase in costs associated with a growth strategy implemented during the fourth quarter of 1996. During the fourth quarter of 1997, the Company abandoned that strategy and re-focused its efforts on its core "research-for-hire" businesses.

INTEREST INCOME AND EXPENSE
---------------------------

Interest income was $51,000 for the nine-month period ended September 30, 1998, and $10,000 for the corresponding period in 1997. Interest income was $36,000 for the three-month period ended September 30, 1998, and $1,000 for the corresponding period in 1997. Interest expense was $395,000 for the nine-month period ended September 30, 1998, as compared to $426,000 for the corresponding period in 1997. Interest expense was $128,000 for the three-month period ended September 30, 1998, as compared to $182,000 for the corresponding period in 1997. The decrease in interest expense for the nine and three month periods ended September 30, 1998 was due primarily to the paydown of the line of credit to zero during the quarter ended March 31, 1998, coupled with a decline in outstanding term debt. The increase in interest income during the nine and three month periods ended September 30, 1998 was due to the increased level of cash on hand, coupled with interest on notes receivable related to the sales of assets within the Published Research area.

OTHER INCOME AND EXPENSE
------------------------

On May 29, 1998, the Company signed an agreement with its landlord to terminate its lease for approximately 10,000 square feet of space on the third floor of 641 Avenue of the Americas. The Company received $75,000 in consideration from the landlord for this transaction, and accordingly, recorded $75,000 of other income during the quarter ended June 30, 1998. During the fourth quarter of 1997, in connection with ceasing the operation of a subsidiary, the Company accrued rent on this space through March 31, 1998, in anticipation of the termination of this lease. Accordingly, the rent and related expenses after March 31, 1998, through the date of the aforementioned agreement, of $26,000 has been recorded as other expenses during the quarter ended June 30, 1998.

During the quarter ended March 31, 1998, the Company settled litigation which began during the second quarter of 1997. As part of the settlement, the Company purchased 274,400 shares of the Company's common stock from the plaintiff for $1.25 per share, totaling $343,000. The purchase price contained a premium of $0.50 per share over the closing trade price of the Company's common stock on the date of settlement, or $137,000. As a result of the above, the Company recorded treasury stock of $206,000 and expense of $137,000. The Company used proceeds from its insurance company of $495,000 to purchase the shares and to pay plaintiff and Company legal fees in the amount of $110,000 and $42,000, respectively. Accordingly, the Company recorded other income of $289,000 and other expense of $289,000 related to this matter, with the remaining balance of $206,000 offset against the aforementioned treasury stock repurchase amount, thus reducing the net treasury stock transaction to zero. Of the 274,400 shares purchased by the Company, 200,000 shares were issued to SVP to convert a convertible note issued on January 15, 1998 into common stock and 74,400 shares were retired (see Liquidity and Capital Resource section).

GAIN ON SALE OF ASSETS
----------------------

On July 2, 1998, the Company completed the sale of substantially all of the assets of the Published Research Division pursuant to an Asset Purchase Agreement dated as of June 26, 1998. The assets included, among other things, the tangible and intangible assets, properties, rights and business of Published Products relating to the following product lines of Published Products: (i) FIND/SVP Market Intelligence Reports; (ii) Packaged Facts Market Intelligence Reports; (iii) Specialists in Business Information Market Intelligence Reports;
(iv) MarketLinks; (v) Ice Cream Report: The Newsletter for Ice Cream Executives;
(vi) How to Find Market  Research  Online;  (vii)  Analyzing  Your  Competition;
(viii) Finding Business Research on the Web; and (ix) ShareFacts. The Company received $1,885,000 in consideration of the sale: $1,250,000 in cash ($250,000 was received on June 29, 1998, and $1,000,000 was received on July 2, 1998), a Promissory Note in the amount of $550,000 and the purchaser assumed certain liabilities in the amount of $85,000. Costs related to the sale were assets held for sale of $1,459,000, legal and other fees of $145,000, severance and related expenses of $176,000 and other expenses of $85,000. Accordingly, the Company recorded a gain on sale of assets of $20,000 during the quarter ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the nine months ended September 30, 1998, there was a positive cash flow from operations of $2,121,000 which resulted from net income of $401,000, a decrease in accounts receivable of $1,206,000, depreciation and amortization of $857,000, a decrease in deferred income taxes of $342,000, an increase in accrued interest of $234,000, a provision for losses on accounts receivable of $136,000, a decrease in assets held for sale of $99,000, amortization of deferred financing fees of $30,000, a decrease in prepaid and refundable income taxes of $21,000, an increase in deferred compensation of $15,000 and amortization of discount on notes payable of $5,000. This was partially offset by a decrease in trade accounts payable and accrued expenses of $742,000, a decrease in unearned retainer income of $122,000, an increase in prepaid expenses, deferred charges and security deposits of $152,000, a decrease in accrued rent payable of $110,000, an increase in cash surrender value of life insurance of $79,000 and a gain on sale of assets of $20,000.

For the nine months ended September 30, 1997, there was a negative cash flow from operating activities of $729,000 which resulted from a net loss of $1,110,000, an increase in accounts receivable of $955,000, an increase in prepaid expenses, deferred charges and security deposits of $517,000, an increase in deferred income taxes of $307,000, an increase in prepaid and refundable income taxes of

$303,000, a decrease in accrued rent payable of $63,000 and an increase in cash surrender value of life insurance of $58,000. This was partially offset by depreciation and amortization of $858,000, an increase in unearned retainer income of $548,000, an increase in trade accounts payable and accrued expenses of $469,000, an increase in accrued interest of $243,000, a decrease in inventories of $219,000, a provision for losses on accounts receivable of $164,000, common stock issued for services of $38,000, amortization of deferred financing fees of $25,000, an increase in deferred compensation of $16,000 and amortization of discount on notes payable of $4,000.

The Company's financing activities for the nine months ended September 30, 1998 include principal payments under notes payable of $1,624,000, which includes the pay down of $1,249,000 on the Company's credit line and $375,000 on outstanding term debt, and $206,000 repurchase of treasury stock, partially offset by proceeds from the issuance of common stock to SVP of $750,000, proceeds from the issuance of convertible note of $250,000, proceeds from insurance company, net of expenses, of $206,000 and proceeds from exercise of stock options of $14,000, resulting in net cash used in financing activities of $610,000. This compares to principal borrowings under notes payable of $2,477,000 and proceeds from exercise of stock options of $59,000, partially offset by principal payments under notes payable of $390,000 on outstanding term debt, $55,000 repurchase of treasury stock and an increase in deferred financing fees of $18,000, resulting in net cash provided by financing activities of $2,073,000 for the nine months ended September 30, 1997.

The Company had investing activities consisting of $1,250,000 proceeds from sale of net assets, the repayment of notes receivable of $47,000 and the surrender of life insurance of $42,000, partially offset by capital expenditures of $431,000, resulting in net cash provided by investing activities of $908,000, for the nine months ended September 30, 1998. This compares to $1,628,000 for capital expenditures for the nine months ended September 30, 1997. The major portion of the expenditures for the nine months ended September 30, 1998 was for the enhancement of Questrac III, the Company's internal proprietary management information system, and the purchase of computer equipment.

The Company's working capital increased by $1,449,000 to $2,465,000 on September 30, 1998, as compared to December 31, 1997, due primarily to the increase in cash of $2,419,000, the reduction in short-term notes payable of $1,249,000, the reductions in the current portion of accrued expenses and trade accounts payable of $584,000 and the increase in short-term notes receivable of $138,000, partially offset by the reduction in accounts receivable of $1,342,000 and the reduction in assets held for sale of $1,558,000.

The Company has debt agreements with State Street Bank and Trust (the "Bank") pursuant to which there is a Commercial Revolving Promissory Note (the "Revolving Note") and two term notes (the "Term Notes") outstanding. As amended, the availability under the Revolving Note, originally signed on April 27, 1995, is $1,000,000. The availability under the Revolving Note is reduced by outstanding letters of credit in the amount of $158,000. As of September 30, 1998, there is zero outstanding under the Revolving Note. The interest rate on the Revolving Note is the Bank's prime rate plus one-quarter of one percent (8.50% as of September 30, 1998). The Revolving Note expires on March 25, 1999.

The two outstanding Term Notes, originally signed on April 27, 1995 and May 31, 1996, for $2,000,000 and $500,000, respectively, have an aggregate outstanding principal balance of $975,000 as of September 30, 1998. The $2,000,000 Term Note is for a period of five years at an interest rate of 8.86% per annum and requires quarterly principal payments of $100,000. As of September 30, 1998, there was $700,000 outstanding on this Term Note. The $500,000 Term Note is for a period of five years at an interest rate of .75 percentage points above the Bank's prime rate (9.0% as of September 30, 1998) and requires quarterly principal payments of $25,000. As of September 30, 1998, there was $275,000 outstanding on this Term Note.

The Bank has a security interest in all of the assets of the Company. Additionally, on March 27, 1998, SVP provided credit support in the form of a $2,000,000 letter of credit. The dollar amount of the letter of credit is required, at a minimum, to equal $1,000,000 plus the lesser of: (a) the aggregate principal amount of the Term Notes ($975,000 at September 30, 1998) or
(b) $1,000,000. For the quarter ended September 30, 1998, the Company failed to meet the net income covenant with the Bank, primarily due to the severance and related costs during the period. The Bank has agreed to waive the covenant for this period.

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

The Agreement further provided that Furman Selz and SVP, at their option, could purchase up to the amount of their respective initial investments, up to an additional $2,500,000 in Notes and Warrants on the same terms and conditions as the first $2,500,000, at any time before December 31, 1997. On August 25, 1997, SVP purchased 475,000 units, consisting of $475,000 principal amount of Notes and Warrants to purchase 211,111 shares of Common Stock at $2.25 per share. SVP, at September 30, 1998, are beneficial owners of 3,075,085 shares of Common Stock, including shares issuable under outstanding Warrants, or approximately 40.8% of the outstanding shares if the Warrants are exercised.

To date, deferred interest on the Notes is $162,500 plus $17,000 of interest on the deferred amount. In accordance with the Note, on November 30, 1998, interest of $150,000 is due and payable on the Notes, with an additional $150,000 of interest deferred until October 31, 2001. The Company may decide to pay some or all of the deferred interest under the Notes on November 30, 1998. The intent of which would be to reduce future interest expense, which would otherwise accrue on the deferred interest.

The Company expects to spend approximately $250,000 for capital items for the remainder of 1998 and less than $750,000 for 1999. The major portion of these expenditures will be for the continued enhancement of internal software and computer equipment, as well as to repair the HVAC system at one of its locations.

During the first quarter of 1998, the Company recorded a restructuring charge of $321,000. As of September 30, 1998, $84,000 related to this charge remains accrued but unpaid. The Company expects the remaining amount to be paid by January 31, 1999.

The Company believes that its current cash balance, cash flow from operations and borrowings under the lines of credit, will be sufficient to cover its expected capital expenditures for the next 12 months and that it will have sufficient liquidity for the next 12 months.

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

ACCOUNTING PRONOUNCEMENTS
-------------------------

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on June 30, 1998, at which a quorum was present. The shareholders voted to elect directors and ratify the selection of auditors. The shareholders also voted to amend the Company's Certificate of Incorporation to increase the number of authorized shares of common stock, par value $.001 per share, from 10,000,000 to 20,000,000. Shareholders also ratified an amendment to the Company's 1996 Stock Option Plan to increase the number of shares of Common Stock issuable thereunder from 650,000 to 1,150,000.

With respect to the amendment of the Certificate of Incorporation, 6,123,155 shares voted for, 157,599 shares voted against and 26,602 shares abstained. With respect to the amendment of the Stock Option Plan, 4,171,269 shares voted for, 360,466 voted against, 37,972 abstained and 1,737,649 shares did not vote.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits
   --------
               None

B. Reports on Form 8-K
   --------------------

     The Company filed a Form 8-K on July 17, 1998 with respect to the sale of its Published Products division.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




FIND/SVP Inc.
--------------

                                                    (REGISTRANT)



Date: November 13, 1998                     /s/ Andrew P. Garvin
------------------------                    ------------------------------------
                                            Andrew P. Garvin, Chief
                                            Executive Officer and President


Date: November 13, 1998                     /s/ Victor L. Cisario
------------------------                    ------------------------------------
                                            Victor L. Cisario
                                            Vice President and Chief Financial
                                            Officer
                                            (Principal Financial Officer
                                            and Principal Accounting Officer)