Form 10-K
period 1998-12-31
FIND SVP INC
filed 1999-03-30
CIK 801338

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------

                                    FORM 10-K

        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     --------------------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended       December 31, 1998
                             -----------------------------------
                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____to_____

Commission file no. 0-15152
                    -------

                                 FIND/SVP, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             New York                                   13-2670985
     --------------------------------                   -------------------
    (State or other jurisdiction                        (I.R.S. employer
    of incorporation or organization)                   identification no.)

625 Avenue of the Americas, New York, NY 10011
---------------------------------------------------
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

          ------------------------------------------------------------

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 15, 1999 the aggregate market value of the voting stock held by non-affiliates of the registrant was $3,247,696.

         As of March 15, 1999 there were 7,118,169 shares of Common Stock, par value $.0001 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

         Not applicable.

                                     PART I

                                     ITEM 1

                                    BUSINESS

GENERAL

         FIND/SVP, Inc. ("FIND/SVP" or the "Company") provides broad consulting, advisory and business intelligence services substantially by telephone primarily to executives and other decision-making employees. The Company's strategy is to build a base of regular clients who will utilize the Company's people and resources for their research, business intelligence and information needs.

         The Company was formed under the laws of New York in 1969. In 1971, the Company became affiliated with SVP International S.A. ("SVP International") through a licensing agreement which gave the Company the right to the SVP name and provided access to the resources of what is currently 13 additional SVP affiliated companies located around the world.

         Through its Quick Consulting and Research Service ("QCS"), FIND/SVP provides retainer clients with access to the subject and technical expertise of its staff as well as the resources of a large information center. Within each retainer client's organization, specific individuals receive a Membership Card which entitles them to make requests via the telephone and the Internet for consultation and research assistance. In response, the staff of QCS provides customized answers in rapid turnaround time, generally within two business days or less of the request. The QCS service is positioned to be an indispensable daily partner for decision-makers by providing, on a retainer basis, a cost-effective "quick consulting" service accessible by telephone or the Internet. The service is designed to be a valuable resource to small and medium sized corporations that do not maintain in-house information centers and as a supplement to in-house resource centers of large corporations. At December 31, 1998, there were 2,024 QCS retainer clients and 14,865 Membership Cardholders. The Company intends to seek to expand its base of QCS retainer clients, and to offer these clients an expanded array of business intelligence, research and advisory services.

         In addition to QCS, the Company offers the market research services of its Strategic Consulting and Research Group ("SCRG"), which is designed to handle more extensive, in-depth custom market research and competitive intelligence requests, as well as customer satisfaction and loyalty programs. The QCS and SCRG businesses represent the core competencies of the Company, which is to provide the expertise of its staff in an on-demand, consulting and business advisory relationship with small, medium and large sized corporations. The Company also produces The Information Advisor newsletter.

         FIND/SVP's research resources include access to approximately 4,000 computer databases and subscription-paid web sites, approximately 8,000 of its own files organized by subject and by company, current and back issues of approximately 3,000 periodicals and journals and approximately 5,000 books and reference works. Through a licensing agreement, the Company is associated with the international SVP network of companies and correspondents providing similar services. This enables FIND/SVP to obtain information through approximately 1,000 additional consultants in the SVP worldwide network.

SERVICES AND PRODUCTS

         The Company's services and products offer business executives fully integrated research, business intelligence and management advisory services in a broad range of industries and disciplines. The Company provides services to help clients acquire, interpret and use knowledge.

         FIND/SVP's research resources at December 31, 1998 include a staff of 85 consultants and researchers in its QCS and SCRG divisions, a reference center which contains approximately 8,000 of its own subject and company files, access to approximately 4,000 computer databases, current and back issues of approximately 3,000 titles, and approximately 5,000 books and reference works, and a field investigation team with entree into public and private libraries in the New York area. Through a licensing agreement, the Company is associated with the international SVP network of companies and correspondents, which enables it to obtain information worldwide. See "SVP Network; Licensing Agreement With SVP International." The materials used in the generation of the Company's services and products are updated and checked by staff members. The Company has its own training program in which its employees participate.

      SERVICES

         QUICK CONSULTING AND RESEARCH SERVICE ("QCS"). QCS provides clients with access to the staff and resources of a large information center which seeks to handle research inquiries and requests for business assistance in rapid turnaround time. Through QCS, the Company is in the business of providing, on a volume basis, customized answers to business questions on a wide variety of topics. The service is offered only on a retainer basis. Retainer client organizations pay in advance, either monthly, quarterly, semi-annually or annually, a retainer fee. In return, the client organizations receive Membership Cards for their designated executives or employees. The Membership Card entitles each cardholder to use QCS and also offers preferential use of, and/or discounts on, the Company's other services and products. The dollar value of each client's question is measured based on time and complexity factors and this value is charged against the retainer fee. The Company monitors the client's "usage" of the service and if it proves to be substantially more (or less) than anticipated, its future retainer may be adjusted to more accurately reflect the client's usage of QCS. Out-of-pocket expenses incurred to answer questions are invoiced in addition to retainer fees.

         Retainer clients call FIND/SVP with their research needs, give their card number and explain their request to consultants who are divided into the following six practice groups and four support teams:

         (a) THE CONSUMER PRODUCTS AND SERVICES GROUP is responsible for research on retailing and apparel, home furnishings, cosmetics and toiletries, food and beverages, media and entertainment, publishing, sports and leisure, education, philanthropy, restaurants, food services, household products, appliances and furniture;

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

         (i) THE MARKETING TEAM covers direct marketing, advertising, sales promotions and demographics; and

         (j)  INTERNET  ADVISORY  TEAM(TM)  provides  expert help with  Internet
         research,    hands-on   training,    on-site   seminars,    competitive
         intelligence, Web marketing/trends and Internet user demographics.

         Client cardholders discuss their research needs with the Company's consultants and may obtain assistance in formulating their requests. After the request has been clarified, FIND/SVP's specialists find the needed information using a combination of the Company's available resources. After reviewing the findings, the consultants select what appears most relevant to the client's need and report, with commentary, as needed. Documentation of the findings can be sent by any one or a combination of the following methods: facsimile, courier, messenger, mail or electronic mail. QCS allows customers to benefit from a fast, convenient and confidential way to gather knowledge and use the multitude of research resources available today. Cardholders may ask questions on virtually any subject.

         Those requests requiring business intelligence from overseas are answered by one or more of the information centers in 13 SVP companies worldwide or by using special SVP correspondents in selected countries where no official SVP company exists.

         QCS is designed to handle client questions requiring less than approximately three hours of actual staff time. These are automatically covered by the retainer fee. Requests requiring a more extensive search or a lengthy written report are not covered by the QCS retainer program and are referred to the Company's Strategic Consulting and Research Group to be handled separately.

         QCS activity is tracked and controlled by a proprietary management information system called QUESTRAC, which uses recently upgraded state-of-the-art software technology. The program is based on the know-how provided by SVP France, the founders of the SVP concept of quick business advisory services by telephone. Input into the QUESTRAC system provides an exclusive and confidential database of information about each client and the information requested and handled for clients.

         At December 31, 1998, there were 2,024 retainer clients, a 10.7% decrease from December 31, 1997, and 14,865 holders of the Membership Card, an 11.8% decrease from December 31, 1997. The monthly fees billed to retainer clients (the retainer base) decreased by 8.4% to $1,470,435. Approximately 50% of the top Fortune 100 industrial companies are QCS retainer clients. Revenues generated by QCS represented 74%, 64% and 65% of the Company's total revenues for the years ended December 31, 1998, 1997 and 1996, respectively.

         STRATEGIC CONSULTING AND RESEARCH GROUP ("SCRG"). SCRG is designed to handle more in-depth custom market research and competitive intelligence assignments. The service is most often used by the Company's QCS retainer clients as a supplement to that service. Common project requests include customized market and industry studies, telephone surveys, competitive intelligence data-gathering and analysis assignments, acquisition studies and large information collection projects. Additionally, through the Customer Satisfaction and Loyalty Division, SCRG provides customer satisfaction and loyalty programs. Through SCRG, the Company provides research as well as interpretation and analysis. All projects are quoted in advance and billed separately. Revenues generated by SCRG represented 17%, 17% and 15% of the Company's total revenues for the years ended December 31, 1998, 1997 and 1996, respectively.

      NON-CONTINUING PRODUCTS AND SERVICES

         On July 2, 1998, the Company completed the sale of substantially all of the assets of FIND/SVP Published Products, Inc. ("Published Research") pursuant to an Asset Purchase Agreement dated as of June 26, 1998. The Company recorded a $20,000 gain related to this sale. The assets included, among other things, the tangible and intangible assets, properties, rights and business of Published Research relating to the following product lines: (I) FIND/SVP Market Intelligence Reports; (II) Packaged Facts Market Intelligence Reports; (III) Specialists in Business Information Market Intelligence Reports; (IV) MarketLinks; (V) Ice Cream Report: The Newsletter for Ice Cream Executives; (VI) How to Find Market Research Online; (VII) Analyzing Your Competition; (VIII) Finding Business Research on the Web; and (IX) ShareFacts. The Company received, in consideration of the sale, $1,250,000 in cash ($250,000 was received on June 29, 1998, and $1,000,000 was received on July 2, 1998), a Promissory Note (the "Note") in the amount of $550,000 and the purchaser assumed certain liabilities in the amount of $85,000. The Note bears interest at a rate of 8% per annum and is payable in four equal annual installments commencing June 26, 1999. Interest is payable annually with each installment of principal. The Company was granted a purchase money security interest in the assets, which is subordinate to a security interest in assets held by a lender of the purchaser. The Note is guaranteed by a principal of the purchaser. Prior to the sale, during 1998, revenues from the assets sold were $2,522,000.

         On November 4, 1997, the Company sold certain assets held in its Emerging Technologies Research Group ("ETRG"), a division of Published Research. The assets consisted of the Company's Multi-client Study business, its Continuous Advisory service and its Interactive Consumer newsletter. The Company received a $125,000 two-year note bearing interest at an annual rate of 10%, payable as follows: $31,250 plus accrued interest on May 4, 1998 and quarterly principal payments of $15,625 plus accrued interest commencing on August 4, 1998 and on the fourth day of each November, February, May and August thereafter. The final payment is due November 4, 1999. To date, all payments have been received in a timely manner. The Company holds a security interest in the ETRG database as collateral to the note. The purchaser also assumed various liabilities in connection with the transaction and the Company is receiving a 5% royalty for a two-year period on sales generated by the assets sold. Additionally, the Company retained the rights to its then currently published off-the-shelf studies produced from data contained within previously issued multi-client studies.

         Revenues generated from the assets sold represented 9%, 19% and 20% of the Company's total revenues for the years ended December 31, 1998, 1997 and 1996, respectively.

         During the fourth quarter of 1997, the Company ceased the consumer-oriented operations of its FIND/SVP Internet Services, Inc. subsidiary. Accordingly, the Company recorded a charge of $500,000 in the fourth quarter of 1997 related to the closing of the subsidiary. The charge included $35,000 of severance, all of which was paid by March 31, 1998. The remainder of the charge included the write-down of certain assets of $408,000, $16,000 of shut-down costs paid in the first quarter of 1998, and rent expense of $41,000 for the first quarter of 1998 as the Company intended to sublease the space or to be relieved of its obligation for 10,000 square feet of office space by the landlord during the second quarter of 1998. During the second quarter of 1998 the Company received payment of $75,000 from the landlord for giving up its rights to this portion of the lease. The Company also had rental expenses of $26,400 during the second quarter of 1998, prior to the agreement with the landlord. The $75,000 was recorded as Other Income and the $26,400 was recorded as Other Expense.

         Revenues from FIND/SVP Internet Services, Inc. represented less than 1% of the Company's revenues for 1997.

         Based on the decisions to effectuate the sale and the discontinuance of various product lines and services, the Company reduced its general and administrative staff as of December 31, 1997. Accordingly, the Company recorded a $155,000 restructuring charge as of December 31, 1997.

      POTENTIAL RELATED SERVICES AND PRODUCTS

         The Company plans to expand its services through continued internal development during 1999. This includes various initiatives aimed at both business-to-business and consumer users of the Internet. Additionally, the Company will consider exploring possible acquisitions of consulting, research or information properties and companies whose primary markets are the same as FIND/SVP's market and which would be accretive to the Company's earnings. There are no commitments or understandings in this regard and no assurance can be given that the Company will in fact conclude any acquisitions or internally develop any related services. The foregoing plans are subject to, among other things, the availability of funds for these purposes.

SVP NETWORK; LICENSING AGREEMENT WITH SVP INTERNATIONAL

         Through licensing agreements with SVP ("S'il Vous Plait") International, 14 companies (the "SVP companies"), including FIND/SVP, form an international network of information centers. Since each SVP company is based in a different country, the network has provided the means by which the Company can obtain international information requested by its clients which it may not maintain in its library or have access to if generated by or located in another country. When an SVP company accesses the information center of another SVP company it is charged a fee for the services provided thereby. Each SVP company is linked to the SVP network primarily by virtue of its licensing agreement. In 1971, the Company entered into its licensing agreement with SVP International (formerly SVP Conseil), which was amended in 1981, and obtained the U.S. rights, in perpetuity, to the SVP name and know-how and access to the SVP International network. Pursuant thereto, SVP International assisted in the creation, implementation, development and operation of the Company. The Company has agreed, pursuant to such licensing agreement, to use its best efforts to have a person selected by SVP International elected to the Board of Directors of the Company; pursuant to such provision, Brigitte de

Gastines, General Manager of SVP International, is also Chairperson of the Board for the Company. In addition, Jean-Louis Bodmer, Vice President-Finance and New Technologies for SVP Group and Eric Cachart, SVP Group's Vice President of Development and Client Services, are directors of the Company. Historically, SVP International has engaged in periodic telephonic conversations and meetings with the Company. By virtue thereof, the Company has benefited from exchanges of knowledge with SVP International with respect to any enhancements made to SVP International's information retrieval or billing systems or other proprietary know-how.

         During the first quarter of 1998, SVP International (including affiliates) increased its ownership in the Company to approximately 37% of the then outstanding common shares, excluding outstanding warrants, from 18.7% of the outstanding common shares, excluding outstanding warrants. Concurrent with the increased ownership, SVP International increased their management involvement in and physical presence at the Company during 1998, and it is expected that this will continue into the future. (See "Directors and Executive Officers of the Registrant - Directors and Officers")

         The license agreement provides that SVP International will not compete with the Company in the United States or enter into any agreement or arrangement with respect to services similar to those offered by the Company with any entity which operates or proposes to operate such services in the United States. The Company, in return, agreed to pay SVP International royalties of $18,000 per year, plus 2% of the amount of FIND/SVP's gross revenues for each such year, excluding publishing revenues, derived from certain of its services in excess of $2,000,000 but less than $4,000,000 and 1% of the amount of such non-publishing gross revenues in excess of $4,000,000 but less than $10,000,000, and 1.2% of the gross profit from all publications included in FIND/SVP's gross revenue less than $10,000,000 for such year. Royalty expense to SVP International totaled $126,000, $131,000 and $137,000 in 1998, 1997 and 1996, respectively.

MARKETS AND CUSTOMERS

         The market for FIND/SVP's services and products is comprised primarily of business executives in a variety of functions, including top management and marketing, planning, marketing research, sales, information/library, legal, accounting, tax and new products. FIND/SVP's primary market, in terms of client organizations, consists of medium to small sized companies. Larger corporations are, however, among the Company's clients. In certain cases, the service is sold to more than one department or division of a large corporation. The Company's appeal to medium to small sized corporations is primarily based on the fact that these companies do not ordinarily maintain their own research staff and resource libraries and when they do, they are generally not comprehensive. Large corporations, on the other hand, often maintain in-house resource centers. Consequently, these corporations may perceive the Company's QCS service as unnecessary. The Company believes, however, that in-house corporate libraries are generally not as comprehensive. Therefore, QCS may be perceived as a valuable supplemental resource. In addition, in-house centers are good prospects for the Company's other services. Overall, the factors that will affect the growth of the Company's potential market and its ability to penetrate it include: (1) the market's perception of the need for and value of consulting, business intelligence and research services; (2) the trends in the use of internal information centers and databases; and (3) the Company's ability to extend its personal selling efforts throughout the country.

SALES AND MARKETING

         The Company's primary marketing focus is to expand its QCS retainer client base. In addition to generating revenues from the QCS services, the retainer client base serves as a ready-made marketplace for SCRG and other potential services of the Company. QCS is marketed through a combination of advertising, direct mail, exhibits, sales promotion activities and the Company's web site. Qualified leads are followed up by FIND/SVP's sales force. These leads are supplemented by referrals and cold-call selling efforts. The cost of the Company's advertising and public relations efforts is modest.

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

         The advent of on-line databases, the Internet and CD-ROM products has increased the ability of companies to perform information searches and other research for themselves. Consequently, to the extent companies perceive they can directly access information from the Internet, on-line databases and acquire CD-ROM products, FIND/SVP competes with information producers that sell to end-users. The Company believes, however, that its consultants deliver a value-added service based on their technical expertise and their ability to search more information products more quickly than most end users, thereby delivering a more thorough and economical service. There is no assurance, however, that companies which develop extensive resource centers will not accordingly staff them with equally productive personnel.

EMPLOYEES

         As of December 31, 1998, the Company had 162 full-time employees, including 5 executive officers, 25 marketing and sales employees, 85 consultants and research employees, and 47 administrative and general personnel.

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

                                     ITEM 2

                                   PROPERTIES

         In December 1986, the Company entered into a fifteen and one-half year lease agreement relating to premises at 625 Avenue of the Americas, New York, New York, which premises became the offices of the Company on May 7, 1987. During 1992, the lease was extended an additional three years. The annual rental payment in 1998 was $880,000 and is subject to scheduled fluctuations in succeeding periods. For financial statement reporting purposes, rent has been recorded on a straight line basis. Accordingly, scheduled payments on this lease through December 31, 1998 exceeded rent recorded through December 31, 1998 by $230,000. Scheduled payments through December 31, 1997 exceeded rent recorded through December 31, 1997 by $44,000. (See Note 3 of Notes to Consolidated Financial Statements.) The lease agreement covers approximately 32,000 square feet of space.

         In August 1994, the Company entered into a five year lease agreement relating to premises at 641 Avenue of the Americas, New York, New York, which premises became the offices of the Company's wholly-owned subsidiary, FIND/SVP Published Products, Inc., on September 1, 1994. The rental payments in 1998 totaled $201,000. This lease agreement covers approximately 20,000 square feet of space, of which 10,000 square feet was occupied in September 1994 and the additional 10,000 square feet was occupied in April 1995. In March 1995, the Company executed a separate ten year lease covering an additional 20,000 square feet of space at 641 Avenue of the Americas, which was occupied in August 1995 by the Strategic Consulting and Research Group. The rental payments in 1998 totaled $49,000, and is subject to scheduled increases in succeeding periods. For financial statement reporting purposes, rent has been recorded on a straight line basis. Accordingly, rent recorded through December 31, 1998 and 1997 on these leases exceeded scheduled payments by $195,000 and $156,000, respectively. (See Note 3 of Notes to Consolidated Financial Statements.) In connection with the execution of the March 1995 lease, the August 1994 lease was extended to June 30, 2005.

         In conjunction with the closing of FIND/SVP Internet Services, Inc. during the second quarter of 1998, the Company received from its landlord its release from its obligation for 10,000 square feet originally occupied in April 1995 of the office space at 641 Avenue of the Americas, noted above. The Company received $75,000 from the landlord for the return of this portion of the lease. The additional space of approximately 10,000 square feet at 641 Avenue of the Americas is currently being sublet at the Company's cost. Currently the sublease is month to month, and the Company is negotiating a longer term sublease. The Company will continue to maintain the 20,000 square feet of space at 641 Avenue of the Americas, occupied in August 1995, noted above.

                                     ITEM 3

                                LEGAL PROCEEDINGS

         None.

                                     ITEM 4

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

                                     ITEM 5

                      MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS


PRICE RANGE OF COMMON STOCK
---------------------------

         The Company's Common Stock, par value $.0001 per share, ("Common Stock") is traded on the NASDAQ Small Cap Market under the symbol "FSVP". The following table sets forth the high and low closing sale prices for the Common Stock for the periods indicated.

Price Range           High         Low
-----------           ----         ---

1998
----
Common Stock
------------
1st Quarter           1 3/16       11/16
2nd Quarter           1 3/8        29/32
3rd Quarter           1 7/16       13/16
4th Quarter           1 1/8        19/32

1997
----
Common Stock
------------
1st Quarter           2            1 1/4
2nd Quarter           1 1/2        1 3/16
3rd Quarter           1 3/8        1
4th Quarter           1 9/32       3/4

         On December 31, 1998, there were approximately 937 holders of record of the Common Stock. Such numbers do not include shares held in "street name."

         In the first quarter of 1998 and again by letter dated January 21, 1999, the Company received notification from the NASDAQ Stock Market, Inc. ("NASDAQ") that the Company was not in compliance with NASDAQ's $1.00 minimum bid price requirement; the shares of the Company's Common Stock having closed below the minimum bid price for 30 consecutive business days. To regain compliance with this standard the Company's common shares must have a closing bid price at or above $1.00 for ten consecutive trading days within the 90 calendar day period following the advent of non-compliance. If compliance is not met, NASDAQ will issue a delisting letter which will identify the review procedures. The Company may request review at that time, which will generally stay delisting. With respect to both notifications, the Company's common shares met the required minimum bid price for ten consecutive trading days. Accordingly, the Company's Common Stock is currently in compliance with the NASDAQ minimum bid requirement.

         The Company's failure to meet NASDAQ's maintenance criteria in the future may result in the discontinuance of the inclusion of its securities in NASDAQ. In such event, trading, if any, in the securities may then continue to be conducted in the non-NASDAQ over-the-counter market in what are commonly referred to as the electronic bulletin board and the "pink sheets". As a result, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the market value of the securities. In addition, the Company would be subject to a Rule promulgated by the Securities and Exchange Commission that, if the Company fails to meet criteria set forth in such Rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have an adverse effect on the ability of brokers-dealers to sell the securities, which may affect the ability of shareholders to sell the securities in the secondary market.

DIVIDEND HISTORY AND POLICY
---------------------------

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

STATEMENTS OF OPERATIONS

                                               Years Ended December 31,
                                               ------------------------
                                                (Amounts in thousands)
                                   1998       1997        1996        1995       1994
                                   ----       ----        ----        ----       ----

Revenues                       $ 28,175   $ 32,027    $ 30,525    $ 28,606   $ 24,357
Operating Income (Loss)           1,329     (3,136)       (824)      1,050      1,144

Net Income (Loss)                   756     (2,852)       (719)        476        673

Net Income (Loss) Per
  Common and Common Stock
  Equivalent Share
     Basic                          .11       (.43)       (.11)        .08        .11
     Diluted                        .11       (.43)       (.11)        .07        .10

 Weighted Average Number
  of Common and Common Stock
  Equivalent Shares
  Outstanding
     Basic                        7,094      6,593       6,434       6,217      6,198
     Diluted                      7,100      6,593       6,434       6,672      6,660

 Cash Dividends Declared
  Per Common Share                   --         --          --         --          --

BALANCE SHEET DATA

                                               December 31,
                                               ------------
                                                (Amounts in thousands)
                                  1998       1997        1996        1995        1994
                                  ----       ----        ----        ----        ----
Working Capital                $ 2,569    $ 1,016     $ 3,930     $ 3,854     $ 2,796
Total Assets                    11,704     12,481      12,946      11,445       9,705
Long-Term Indebtedness
 excluding amounts
 currently payable               3,307      3,801       3,826       2,896       1,191
Shareholders' Equity             2,988      1,218       4,059       4,659       4,160

                                     ITEM 7

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

GENERAL

         FIND/SVP, Inc. provides a broad consulting, advisory and business intelligence service to executives and other decision-making employees of client companies, primarily in the United States. The Company currently operates primarily in one business segment, providing consulting and business advisory services including: the Quick Consulting and Research Service ("QCS") which provides retainer clients with access to the expertise of the Company's staff and information resources; and the Strategic Consulting and Research Group ("SCRG") which provides more extensive, in-depth custom market research and competitive intelligence information, as well as customer satisfaction and loyalty programs. Prior to the third quarter of 1998, the Company had one additional significant operating segment, Published Research Products. The Company considers its QCS and SCRG service businesses, which operate as "consulting and business advisory" businesses, to be its core competency.

         As such, during July 1998, the Company completed the sale of substantially all of the assets of its FIND/SVP Published Products, Inc. subsidiary ("Published Research"). In consideration of the sale the Company received $1,250,000 in cash ($250,000 was received on June 29, 1998 and $1,000,000 was received on July 2, 1998), a promissory note bearing interest at 8% per annum in the principal amount of $550,000 and the purchaser assumed certain liabilities in the amount of $85,000. The Company recorded a gain of $20,000 from this transaction. During 1997, the Company recorded an impairment loss related to the aforementioned assets of $1,047,000. Additionally, during the fourth quarter of 1997, the Company sold the assets of its Emerging Technologies Research Group ("ETRG"), a division of Published Research. In consideration of the sale, the Company received a two year $125,000 note bearing interest at 10%. The Company recorded a $28,000 loss related to this sale. The revenues derived from the assets sold accounted for 9%, 19% and 20% of the Company's total revenues during 1998, 1997 and 1996, respectively.

         During the year ended December 31, 1998, the Company reduced operating expenses, which was further enhanced by the sale of the majority of assets in Published Research. Accordingly, there was a reduction in direct costs as a percentage of revenues to 50.6% for the year ended December 31, 1998, as compared to 57.5% for the year ended December 31, 1997. Additionally, selling, general and administrative expenses were 43.5% of revenues for the year ended December 31, 1998, versus 47.0% for the year ended December 31, 1997.

         The Company had operating income of $1,329,000 for the year ended December 31, 1998. This compares favorably to an operating loss of $3,136,000 for the year ended December 31, 1997. The net income for the year ended December 31, 1998 was $756,000 versus a $2,852,000 net loss for the year ended December 31, 1997.

         During the year ended December 31, 1998, the Company's cash flow from operating activities provided $2,166,000 versus cash flow from operating activities of $236,000 for the year ended December 31,

1997. This, coupled with a $1,000,000 capital stock investment from SVP, a major shareholder of the Company, received during the first quarter of 1998 ($250,000 of which was originally issued as a convertible note), enabled the Company to pay down its Commercial Revolving Promissory Note with State Street Bank and Trust Company during the first quarter of 1998 to zero from $1,249,000 as of December 31, 1997. As of December 31, 1998, the balance outstanding remains at zero. Further, the Company's cash balance has improved to $2,307,000 as of December 31, 1998 versus $139,000 at December 31, 1997.

SEGMENT REPORTING

         During 1998, 1997 and 1996 the Company operated primarily in two business segments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information." The operating segments were: (I) Consulting and Business Advisory ("CBA") which consists of QCS and SCRG; and (II) Published Research Products ("PRP"), which consisted of Published studies, ETRG and various Newsletters.

         In accordance with SFAS No. 131, the Company is disclosing the results of the operating segments for each of the three years below.

                                                                        Years Ended December 31,
                                                                         (Amounts in thousands)
                                                    1998                        1997                          1996
                                         ---------------------------- ----------------------------  ---------------------------
                                                             PERCENT                      PERCENT                      PERCENT
                                                $           OF TOTAL         $           OF TOTAL         $           OF TOTAL
                                                -           --------         -           --------         -           --------
NET ASSETS
----------

Consulting and Business Advisory                  10,999       94.0%           10,594       84.9%            8,234       63.6%
Published Research Products                          705        6.0%            1,887       15.1%            4,326       33.4%
All Other                                             --        0.0%               --        0.0%              386        3.0%
                                         ---------------------------- ----------------------------  ---------------------------
Total Net Assets                                  11,704      100.0%           12,481      100.0%           12,946      100.0%
                                         ---------------------------- ----------------------------  ---------------------------

REVENUES
--------

Consulting and Business Advisory                  25,456       90.3%           25,959       81.0%           24,168       79.2%
Published Research Products                        2,719        9.7%            6,018       18.8%            6,327       20.7%
All Other                                             --        0.0%               50        0.2%               30        0.1%
                                          ---------------------------- ----------------------------  ---------------------------
Total Revenues                                    28,175      100.0%           32,027      100.0%           30,525      100.0%
                                         ---------------------------- ----------------------------  ---------------------------

OPERATING INCOME (LOSS)
----------------------

Consulting and Business Advisory                   1,313       98.8%            (165)        5.3%              914    (110.9)%
Published Research Products                           16        1.2%          (2,295)       73.2%          (1,739)      211.0%
All Other                                             --        0.0%            (676)       21.5%                1      (0.1)%
                                          ---------------------------- ----------------------------  ---------------------------
Total Operating Income (Loss)                      1,329      100.0%          (3,136)      100.0%            (824)      100.0%
                                         ---------------------------- ----------------------------  ---------------------------

DEPRECIATION AND AMORTIZATION
     INCLUDED ABOVE

Consulting and Business Advisory                   1,002       91.3%              885       77.2%              764       78.4%
Published Research Products                           96        8.7%              238       20.7%              210       21.6%
All Other                                             --        0.0%               24        2.1%               --        0.0%
                                         ---------------------------- ----------------------------  ---------------------------
Total Depreciation and Amortization                1,098      100.0%            1,147      100.0%              974      100.0%
                                         ---------------------------- ----------------------------  ---------------------------

PRODUCT AND SERVICE REVENUES

         The Company's revenues decreased by $3,852,000, or 12.0%, from $32,027,000 in 1997 to $28,175,000 in 1998 and increased by $1,502,000, or 4.9%, from  $30,525,000 in 1996 to $32,027,000 in 1997. The decrease from 1997 to 1998 was primarily due to the sale of assets from PRP completed during the third quarter of 1998 and the fourth quarter of 1997, coupled with a decline in revenues in SCRG. The increase from 1996 to 1997 was due to revenue increases in QCS and SCRG, partially offset by a decline in PRP revenues.

         QCS revenues grew by $197,000,  or 1.0%,  from  $20,516,000  in 1997 to
$20,713,000  in 1998 and by  $798,000,  or  4.0%,  from  $19,718,000  in 1996 to
$20,516,000 in 1997. The increase from 1997 to 1998 was due to an increase in the average retainer fee paid per client, partially offset by a reduction in the number of clients. During 1998, the Company experienced a reduction in the number of retainer clients of 10.7%, and a reduction in the retainer base (monthly fees billed to clients) of 8.4%. The reduction in the retainer base was primarily due to an increase in the number of rate reductions granted to clients based on their recent usage history, coupled with a slow-down in new retainer sales during 1998, as compared to recent years. The slow down in sales was due primarily to staff turnover in the Business Development area which was experienced throughout 1998. The reduction in the retainer base began during the third quarter of 1998, and this is the first time that there has been a reduction in the retainer base during a full calendar year period. The Company believes it has the staff turnover in this area under control, but anticipates a continued decline in the retainer base through at least the second quarter of 1999. Until this trend is reversed, and the retainer base is brought back to previous levels, the Company expects revenue declines in QCS on a quarter to quarter basis. The increase from 1996 to 1997 was due to an increase in the average retainer fee paid per client.

         SCRG revenues decreased $700,000, or 12.9%, from $5,443,000 in 1997 to $4,743,000 in 1998 and increased by $993,000, or 22.3%, from $4,450,000 in 1996 to $5,443,000 in 1997. The decrease from 1997 to 1998 was due to a significant fall-off in revenue in the third and fourth quarters of 1998, as compared to the like quarters in 1997, primarily due to staff turnover, which affected the marketing efforts of SCRG. The increase in revenues from 1996 to 1997 was primarily due to an increase in the number of assignments and their average size as compared to 1996.

         During the fourth quarter of 1998, staff turnover in SCRG slowed and the Company believes it has the staff turnover in this area under control. However, the Company anticipates reduced revenues during at least the first two quarters of 1999, as compared to the like quarters of 1998. The Customer Satisfaction and Loyalty Division accounted for 28.9%, 15.7% and 17.8% of SCRG's revenue for 1998, 1997 and 1996, respectively.

         Revenues of PRP (excluding newsletters) decreased $3,282,000, or 56.2%, from $5,839,000 in 1997 to $2,557,000 in 1998 and $210,000, or 3.5%, from
$6,049,000 in 1996 to $5,839,000 in 1997. The decrease from 1997 to 1998 was due to the sale of virtually all PRP assets which was completed in the third quarter of 1998, during the fourth quarter of 1997. The decrease from 1996 to 1997 was primarily due to lower revenues from ETRG which was sold during the fourth quarter of 1997, coupled with reduced print sales of published studies, partially offset by increased revenues from third-party on-line vendors.

          The Company operates a small newsletter publishing business within PRP. However the newsletters that are produced generated less than 1% of the Company's revenues in 1998, 1997 and 1996. All except one newsletter was included in the sale of assets during the second quarter of 1998.

DIRECT COSTS

         Direct costs decreased by $4,139,000, or 22.5%, from $18,402,000 in 1997 to $14,263,000 in 1998 and increased by $1,053,000, or 6.1%, from
$17,349,000  in 1996 to  $18,402,000 in 1997.  Direct costs  represented  50.6%,
57.5% and 56.8% of revenues, respectively, in 1998, 1997 and 1996. The decrease in total direct cost and direct cost as a percentage of revenues from 1997 to 1998 was primarily due to the aforementioned sale of the Published Research assets, coupled with a general reduction in direct operating expenses. The general reduction in direct operating expenses was primarily due to the restructuring during the first quarter of 1998, which eliminated certain full-time direct labor. The increase in total direct cost and direct cost as a percentage of revenues from 1996 to 1997 reflected direct costs from new service offerings in PRP (the assets of which were sold during the fourth quarter of 1997), coupled with the planned expansion of the Company's core competencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased by $2,797,000, or 18.6%, from $15,059,000, or 47.0% of revenues, in 1997 to $12,262,000, or
43.5% of revenues, in 1998 and increased by $1,861,000, or 14.1%, from $13,198,000, or 43.2% of revenues, in 1996 to $15,059,000, or 47.0% of revenues, in 1997. The decrease from 1997 to 1998 was primarily due to reduction in labor in the general and administrative area and reduced sales labor, primarily due to turnover, coupled with reduced sales commissions during 1998. The increase from 1996 to 1997 was due to the investment in sales and promotional efforts to generate incremental revenues in accordance with the Company's growth plans and to support the planned growth of the operating units.

         The Company's lease for its main premises includes scheduled rent increases over the 15-year lease term. Financial Accounting Standards Board
Statement No. 13 ("FASB No. 13") requires that rent expense under these circumstances be recognized on a straight-line basis. Accordingly, rent expense will exceed the amount actually paid in the first third of the lease, will be approximately equal to the amount actually paid in the middle third of the lease and will be less than the amount actually paid in the final third of the lease. Partly as the result of the lease renegotiations in 1992, which extended the lease term for three additional years with a reduced base rent for those years, rent payable exceeded rent expense by $186,000 in 1998 for the main premises. The Company's lease for additional premises includes scheduled rent increases over the 10-year lease term. As a result, rent expense exceeded rent payable by $46,000 in 1998 for the additional premises. In 1998, 1997 and 1996, total accrued rent payable decreased by $147,000, $85,000 and $71,000, respectively. See Note 3 of Notes to Consolidated Financial Statements.

SALE OF PUBLISHED RESEARCH AND ETRG AND ASSET DISPOSAL

         On July 2, 1998, the Company completed the sale of substantially all of the assets of FIND/SVP Published Products, Inc. ("Published Research") subsidiary pursuant to an Asset Purchase Agreement dated as of June 26, 1998. The Company recorded a $20,000 gain related to this sale. The assets included, among other things, the tangible and intangible assets, properties, rights and business of Published Research relating to the following product lines: (I) FIND/SVP Market Intelligence Reports; (II) Packaged Facts Market Intelligence Reports; (III) Specialists in Business Information Market Intelligence Reports; (IV) MarketLinks; (V) Ice Cream Report: The Newsletter for Ice Cream Executives; (VI) How to Find Market Research Online;
(VII) Analyzing Your Competition; (VIII) Finding Business Research on the Web; and (IX) ShareFacts. The Company received, in consideration of the sale, $1,250,000 in cash ($250,000 was received on June 29, 1998, and $1,000,000 was received on July 2, 1998), a Promissory Note (the "Note") in the amount of $550,000 and the purchaser assumed certain liabilities in the amount of $85,000. The Note bears interest at a rate of 8% per annum and is payable in four equal annual installments commencing June 26, 1999. Interest is payable annually with each installment of principal. The Company was granted a purchase money security interest in the assets, which is subordinate to a security interest in assets held by a lender of the purchaser. The Note is guaranteed by a principal of the purchaser. Prior to the sale, during 1998, revenues from the assets sold were $2,522,000.

         During the fourth quarter of 1997, the Company sold certain assets held in ETRG, a division of Published Research. The Company recorded a $28,000 loss related to this sale. In accordance with the terms of the Agreement, the Company received a two-year $125,000 Note bearing interest at an annual rate of 10% payable as follows: $31,250 plus accrued interest on May 4, 1998, and quarterly principal payments of $15,625 plus accrued interest commencing on August 4, 1998, and on the fourth day of each November, February, May and August thereafter. The final payment is due November 4, 1999. To date, all payments have been received in a timely manner. The Company holds a security interest in the ETRG database as collateral for the Note. The purchaser also assumed various liabilities in connection with the transaction and the Company is receiving a 5% royalty for a two-year period on sales generated by the assets sold. As a result of this transaction, the Company no longer operates its multi-client study business, its Continuous Advisory Service and its Interactive Consumer Newsletter. The Company has retained the rights to its then currently published off-the-shelf studies and will receive a 5% royalty on sales of the above services for a two-year period.

         During the fourth quarter of 1997, the Company ceased the consumer-oriented operations of its FIND/SVP Internet Services, Inc. subsidiary. Accordingly, the Company recorded a charge of $500,000 in the fourth quarter of 1997 related to the closing of the subsidiary. The charge included $35,000 of severance, all of which was paid by March 31, 1998. The remainder of the charge included the write-down of certain assets of $408,000, $16,000 of shut-down costs paid in the first quarter of 1998, and rent expense of $41,000 for the first quarter of 1998 as the Company intended to sublease the space or to be relieved of its obligation for 10,000 square feet of office space by the landlord during the second quarter of 1998. During the second quarter of 1998 the Company received payment of $75,000 from the landlord for giving up its rights to this portion of the lease. The Company also had rental expenses of $26,400 during the second quarter of 1998, prior to the agreement with the landlord. The $75,000 was recorded as Other Income and the $26,400 was recorded as Other Expense.

IMPAIRMENT LOSS

         Due to continued weakness in Published Research, and a plan to re-focus the Company's attention on its core competencies, during the fourth quarter of 1997 the Company decided to sell the majority of assets held in this Division. As a result, the Company reported the carrying value of the assets held for sale at the lower of cost or their estimated net realizable values. As a result of the Company's decision, an impairment loss of $1,047,000 was recorded in December 1997. The Company presented the assets held for sale as a separate line item in its December 31, 1997 consolidated balance sheet. The sale of these assets was completed during the third quarter of 1998.

         The aforementioned non-cash charge included write-downs of inventory of $517,000, fixed assets of $405,000, goodwill of $102,000 and deferred charges of $23,000.

RESTRUCTURING CHARGE

         On March 27, 1998, the Company reduced its full-time labor force in its core business by 20 positions. As a result, the Company recorded a restructuring charge of $321,000 during the quarter ended March 31, 1998. The charge consisted mainly of severance payments, which were fully paid by February 15, 1999, outplacement services and legal costs associated with the elimination of the positions. As of December 31, 1998, $16,000 related to this charge remains accrued but unpaid.

         In conjunction with the Company's decision to re-focus its efforts on its core competencies, the Company reduced its general and administrative staff in December, 1997. Accordingly, the Company recorded a $155,000 restructuring charge, primarily for severance costs, during the fourth quarter of 1997, all of which was paid in 1998.

         Due to lower than expected revenues and profits in Published Research during the third quarter of 1996, and due to the anticipation of a more aggressive growth strategy which integrated the products and services of the Company, the Company announced and immediately began implementing a plan to restructure and consolidate operations, which included the re-organization of its operating units and a change in the method of marketing and cross-selling its various products. This plan resulted in a pre-tax charge of $802,000 during the third quarter of 1996.

         The aforementioned charge included a writedown of certain Published Research assets of $490,000, severance and retirement charges of $167,000, charges relating to marketing and planning materials which will not be used after the restructuring of $117,000 and charges for the consolidation and reduction of several small, unprofitable product groups of $28,000, of which $13,000 and $47,000 in severance and retirement payments has been included in accrued expenses as of December 31, 1998 and 1997.

OPERATING INCOME (LOSS)

         The Company's operating income was $1,329,000 in 1998, compared to an operating loss of $3,136,000 in 1997, an increase of $4,465,000. The increase was due to an increase in operating income of $1,478,000 in CBA due primarily to decreased direct costs and SG&A expenses, coupled with a $2,311,000 improvement in PRP due primarily to the impairment loss of $1,407,000 in 1997.

         The Company had an operating loss of $3,136,000 in 1997 compared to an operating loss of $824,000 in 1996. The increase in operating loss in 1997 as compared to 1996 was due in part to a decline in operating income of $1,079,000 in CBA from $914,000 in 1996 to an operating loss of $165,000 in 1997. The decline was due primarily to increased costs in connection with a growth plan implemented in late 1996. Additionally, all other experienced an operating loss of $676,000 in 1997 due primarily to the closing of Internet services.

         The   operating   loss  in  1996  was  due  primarily  to  an  $802,000
restructuring charge in the third quarter of 1996, coupled with an increase in direct costs and selling, general and administrative expenses as a percentage of revenues.

INTEREST INCOME AND EXPENSE; OTHER ITEMS

         In 1998, the Company earned $85,000 in interest income, which increased from $13,000 in 1997 and $19,000 in 1996. The increase in 1998 was a result of the increased cash balance during 1998 coupled with interest earned on Notes Receivable.

         Interest expense in 1998 was $522,000, which was a decrease from $597,000 in 1997 which was an increase from $320,000 in 1996. The decrease in interest expense for 1998 compared to 1997 was primarily due to the reduction in term debt outstanding and the lower level of borrowings under the line of credit. The increase in interest expense for 1997 compared to 1996 was primarily due to the issuance of subordinated notes in the fourth quarter of 1996 and the third quarter of 1997, slightly offset by a reduction in interest on term notes.

         On January 20, 1998, the Company entered into a settlement agreement regarding a shareholder lawsuit which began during 1997, pursuant to which the suit was dismissed with prejudice. As part of the settlement, the Company purchased 274,400 shares of the Company's Common Stock from the plaintiff for $1.25 per share, totaling $343,000. The purchase price contained a premium of $0.50 per share over the closing trade price of the Company's Common Stock on the date of settlement, or $137,000. As a result of the above, the Company recorded treasury stock of $206,000 and expense of $137,000. The Company used proceeds from its insurance company of $495,000 to purchase the shares and to pay plaintiff and Company legal fees in the amount of $110,000 and $42,000, respectively. Accordingly, the Company recorded other income and other expense of $289,000, respectively, related to this matter, with the remaining balance of $206,000 offset against the aforementioned treasury stock repurchase amount, thus reducing the net treasury stock transaction to zero.

         During May 1998, the Company gave up its rights to part of the space covered under one of its leases. The Company received a payment of $75,000, included in other income, from its landlord for the return of the space. The Company incurred additional rents of $26,400, included in other expense, while negotiating the release of its obligations.

         The Company recorded a loss on sale of assets of $73,000 resulting from the sale of certain assets during 1996.

INCOME TAXES

         The $205,000 tax provision recognized for 1998 represents 21.3% of the 1998 income before provision for income taxes. Income taxes were reduced by $239,000 for the reduction of the valuation allowance at December 31, 1998.

         The $896,000 tax benefit recognized for 1997 represents 23.9% of the 1997 loss before benefit for income taxes. The 1997 benefit includes a net operating loss carryback for federal purposes, a deferred tax benefit from a net operating loss carryforward for federal, state and local taxes and a net deferred tax benefit for temporary items, partially offset by a valuation allowance of $519,000 and expired tax credits.

         Based on the Company's history of prior operating earnings relating to its consulting and business advisory businesses, management has determined that a valuation allowance of $280,000 and $519,000 is necessary at December 31, 1998 and 1997, respectively, due to the uncertainty of future earnings to realize the entire net deferred tax asset. Of the deferred tax asset, $322,000 and $286,000 as of December 31, 1998 and 1997, respectively, has been classified as current.

LIQUIDITY AND CAPITAL RESOURCES

         The Company finances its business primarily from operating revenues, working capital provided by deferred revenues in the form of prepaid retainer fees, bank debt and subordinated notes.

         In 1998, there was a positive cash flow from operating activities of $2,166,000. Positive cash flow resulted from net income of $756,000, adjusted for depreciation and amortization of $1,098,000, a decrease in accounts receivable of $1,042,000, a decrease in prepaid and refundable income taxes of $299,000, an increase in deferred taxes of $205,000, an increase in accrued interest of $186,000, a provision for losses on accounts receivable of $164,000, a decrease in assets held for sale of $99,000, amortization of deferred financing fees of $40,000, an increase in income taxes payable of $25,000, an increase in deferred compensation of $20,000, and amortization of discount on notes payable of $6,000. This was offset by a decrease in accounts payable and accrued expenses of $1,138,000, an increase in prepaid expenses, deferred charges and security deposits of $231,000, a decrease in accrued rent receivable/payable of $147,000, an increase in cash surrender value of life insurance of $132,000, a decrease in unearned retainer revenue of $106,000 an a gain on sale of net assets of $20,000.

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

         In 1996, there was a positive cash flow from operating activities of $458,000. This resulted from a net loss of $719,000, a decrease in accrued rent payable of $71,000, an increase in cash surrender value of life insurance of $110,000, an increase in deferred income taxes of $107,000, an increase in accounts receivable of $180,000, an increase in inventory of $585,000, an increase in prepaid expenses, deferred charges and security deposits of $437,000, and an increase in prepaid and refundable income taxes of $543,000. These items were more than offset by depreciation and amortization of $974,000, amortization of discount on notes payable of $1,000, the non-cash portion of restructuring charge of $610,000, a $287,000 provision for losses on accounts receivable, a loss on sale of marketable investment securities of $8,000, a loss on sale of assets of $73,000, Common Stock issued for services of $40,000, an increase in deferred compensation of $25,000, an increase in accounts payable and accrued expenses of $590,000, amortization of deferred financing fees of $15,000, and increase in accrued interest of $34,000 and an increase in unearned retainer income of $553,000.

         Capital expenditures were $618,000, $1,939,000, and $1,509,000 in 1998,
1997 and 1996, respectively, and consisted principally of migration of the Company's 10 year old management information systems from a Wang VS 65 to a Windows NT based system, computer equipment to improve the consultants' ability to communicate with clients, access the Internet and integrate the Company's products, as well as to expand the Company's enterprise network.

         In 1998, the Company received $1,250,000 proceeds from the sale of net assets and $42,000 for the surrender of a life insurance policy.

         In  1998  and  1997  the  Company   received   $63,000   and   $50,000,
respectively, for the repayment of a note receivable.

         In 1996, the Company received $168,000 proceeds from the sale of marketable investment securities.

         The Company has two outstanding term notes with State Street Bank and Trust (the "Bank"). One note, a $2,000,000 fixed rate term note, payable in quarterly installments of $100,000 through April 2000 at an interest rate of 8.86%, was originally signed during April 1995 and has $600,000 outstanding as of December 31, 1998. The other note, a $500,000 five-year term note, payable in quarterly installments of $25,000 through April 2001 at an interest rate of prime plus 0.75%, which was 8.5% and 9.25% at December 31, 1998, and 1997, respectively, was originally signed during July 1997 and has $250,000 outstanding at December 31, 1998.

         Additionally, the Company had a Commercial Revolving Promissory Note (the "Note") with the Bank. The Note was originally signed during April 1995, and was amended several times since. The most recent amendment was on April 3, 1998 and expired on March 25, 1999. The amount available under the Note, as amended, was $1,000,000. At its highest, there was $3,000,000 available under the Note. The interest rate on the Note is the Bank's prime rate plus one-quarter of one percent and during 1997 was the Bank's prime rate plus one and one-half percent (prime was 7.75% as of December 31, 1998 and was 8.5% as of December 31, 1997). As of December 31, 1998, there was nothing outstanding on the Note. However the Note is used to secure certain long-term letters of credit in the amount of $158,000. As such, as of December 31, 1998, the availability under the Note was $842,000.

         The Company's Revolving and Term Promissory Notes with the Bank are secured by all of the assets of the Company. Additionally, during the first quarter of 1998, SVP provided credit support in the form of two $1,000,000 standby letters of credit. One of the letters of credit is used to secure the Revolving Note and the other is used to secure the two outstanding Term Notes. The letter of credit securing the Term Notes will at all times equal the lesser of (a) the aggregate principal amount of the term loans, or (b) $1,000,000. During 1998, the Company failed to meet certain net income covenants included in the debt agreements, primarily due to severance and related costs. The Bank has agreed to waive the covenants.

         During 1996 and 1997, the Company and its subsidiaries (the "Company") issued $2,975,000 five-year Promissory Notes ("Notes") and ten-year warrants to purchase 1,322,222 shares of the Company's Common Stock, at $2.25 per share, for an aggregate consideration of $2,975,000 to Furman Selz SBIC, L.P. ("Furman Selz") and SVP, S.A. ("SVP"). Notes in the amount of $2,025,000 and 900,000 warrants were purchased by Furman Selz on October 31, 1996 for the aggregate amount of $2,025,000, which Notes are due on October 31, 2001. Notes in the amount of $950,000 and 422,222 warrants are held by SVP. Of the Notes held by SVP, a $475,000 Note, together with 211,111 warrants, was purchased for the aggregate amount of $475,000, on each of November 30, 1996 and August 25, 1997. All of the Notes are due five years after the respective purchase dates.

         All of the Notes accrue interest at an annual rate of 12% on the unpaid principal balance. Interest payments are made periodically on Notes, and the agreements allow for the automatic deferral of some of the interest. Any interest deferred compounds and accrues interest at the rate of the Notes until paid. As of December 31, 1998, there was a total of $362,650 of accrued but unpaid interest on the Notes. Included in the total was $338,942 which was deferred in accordance with said provisions. All the deferred interest was paid on February 8, 1999.

         The Company is currently negotiating with several financial institutions the refinancing of a portion of its long-term debt obligations with the intention of reducing interest expense in the future. As the Company does not foresee the short-term need for a line of credit, the Company did not seek to renew the Note with the Bank, which expired on March 25, 1999. This will allow for the release of one of the two $1 million standby letters of credit provided by SVP to secure the debt. The Company is negotiating a new line of credit with several financial institutions. On March 29, 1999 the Company paid the Bank the $725,000 of outstanding term debt, with the intention of reducing interest expense in 1999, and the Bank released the other $1 million standby letter of credit provided by SVP.

         On January 15, 1998, the Company entered into an agreement with SVP, S.A., an affiliate of SVP International, pursuant to which SVP, S.A. purchased 800,000 shares of Common Stock at $1.25 per share for an aggregate of $1,000,000. The transaction was completed in two parts. The Company issued 600,000 shares of Common Stock and a $250,000 Convertible Note in January 15, 1998, pending the availability of shares for issuance. The Note converted into 200,000 shares of Common Stock on February 20, 1998, when those shares became available for issuance. With this transaction, SVP International and its affiliates own approximately 37% of then outstanding shares of Common Stock, excluding outstanding warrants.

         In connection with the Company's sale of Published Research assets during 1998, the Company received a $550,000 four-year note.

         In connection with the Company's sale of ETRG's assets during 1997, the Company received a $125,000 two-year note.

         The Company's working capital was $2,569,000 at December 31, 1998, as compared to $1,016,000 at December 31, 1997. Cash balances were $2,307,000 and $139,000 on December 31, 1998 and 1997, respectively.

         The Company expects to spend approximately $700,000 for capital items in 1999, the major portion of which will be to complete the migration of the Company's proprietary management information system to its new platform, coupled with leasehold improvements related to the HVAC system at one of its locations.

         The Company believes that its cash balance at December 31, 1998 and cash flow from operations will be sufficient to cover its operations and expected capital expenditures for the next 12 months and that it has sufficient liquidity for the next 12 months.

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

                       b) Non-information technology (non-IT) embedded systems - These include non-IT equipment. Non-IT embedded systems, such as security, fire prevention and climate control systems typically include embedded technology, such as microcontrollers.

                       c) Vendor relationships - These include significant third party vendors and suppliers of goods and services, as well as vendor and supplier interfaces.

         The Company has completed the inventory phase.

               2)  Analysis  -  This  phase   includes  the  evaluation  of  the
inventoried items for Year 2000 compliance, the determination of the remeditation method and resources required and the development of an implementation plan. A significant portion of the analysis phase is complete. The Company completed the analysis phase for non-IT and IT embedded systems.

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

      COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUE

         The total cost of the Company's remediation plan is estimated at approximately $75,000 to $100,000 and is being funded through operating cash flows. Of the total cost, approximately $35,000 to $40,000 will be attributable to new hardware and software that will be capitalized. The remainder of the cost will be expensed as incurred. As of December 31, 1998, none of the total cost of the remediation plan has been spent, as the work to date has been performed by internal staff.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 can not be applied retroactively to financial statements of prior periods. At the current time the Company does not utilize derivative instruments, and accordingly it is anticipated that the adoption of SFAS No. 133 will not have a material impact on the Company's consolidated financial position and results of operations.

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

                                     ITEM 7A

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The financial position of the Company is subject to market risk associated with interest rate movements on outstanding debt. The Company has debt obligations with both fixed and variable terms. The carrying value of the Company's variable rate debt obligations approximates fair value as the market rate is based on prime. A 10 percent increase in the underlying interest rates would result in an increase of interest expense of $3,000.

                                     ITEM 8

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The response to this item is submitted in a separate section of this report on pages F-1 through F-31.

                                     ITEM 9

                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

                       ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

                                     ITEM 10

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

DIRECTORS AND OFFICERS

         On October 5, 1998, the Board of Directors of the Company established an Office of Managing Directors ("OMD") (a) responsible for (I) the conduct of the ordinary business affairs and operations of the Company and (II) defining operating policies in alignment with SVP International to take advantage of its know-how and technological efficiencies, (b) comprised of four members, three of whom shall be elected by the Board of Directors, upon the advice of the Chairperson of the Board of Directors, and designated Senior Officers with the title of Managing Directors, and the Chief Executive Officer, and (c) reporting to the Board of Directors. Each Managing Director must be a member of the Board of Directors or hold another executive position with the Company.

         The directors and executive officers of the Company are as follows:

Name                              Age        Position
----                              --         --------
Andrew P. Garvin (1)              53         President, Chief Executive Officer and Director

Brigitte de Gastines              55         Managing Director and Chairperson of the Board of Directors

Howard S. Breslow                 59         Director

Frederick H. Fruitman             48         Director

Jean-Louis Bodmer                 57         Managing Director and Director

Eric Cachart                      42         Managing Director and Director

Victor L. Cisario (1)             37         Vice President, Chief Financial Officer, Corporate Secretary and
                                             Treasurer

Stephan B. Sigaud (1)             42         Vice President - Client Services

Kenneth A. Ash (1)                54         Vice President - International Strategic Research

Peter Carley (1)                  36         Vice President - Human Resources

-----------------------
(1) Member of an Operating Management Group responsible for applying the Company's overall policies and strategies and for proposing initiatives and supplemental strategies for the growth of the Company.

         Each director is elected for a period of one year at the Company's annual meeting of shareholders and serves until his successor is duly elected by shareholders. Officers are elected by and serve at the will of the Board of Directors.

         Mr. Garvin is a founder of the Company and has served as its Chief Executive Officer since 1972 and as its President since 1978. Mr. Garvin has been a director of the Company since its inception and treasurer until 1997. From 1979 to 1982, Mr. Garvin was a member of the Board of Directors of the Information Industry Association and served as Chairman of the 1979 National Information Conference and Exposition. Mr. Garvin is the author of The Art of Being Well Informed, an information resource handbook for executives. Mr. Garvin received a B.A. degree in political science from Yale University and an M.S. degree in journalism from the Columbia Graduate School of Journalism.

         Ms. de Gastines was elected a director of the Company in accordance with the Company's licensing agreement with SVP International. See "Item 1. Business - SVP Network; Licensing Agreement with SVP International." She has been a director of the Company since 1982 and Chairperson of the Board since October, 1998. She has served as the General Manager of SVP International since 1985 and SVP S.A. since 1976.

         Mr. Breslow has been a director of the Company since 1986. He has been a practicing attorney in New York for more than 25 years and a member of the law firm of Breslow & Walker, LLP, New York, New York for more than 20 years. Breslow & Walker, LLP is currently the Company's general counsel. Mr. Breslow currently serves as a director of Cryomedical Sciences, Inc., a publicly held company engaged in the research, development and sale of products for use in low temperature medicine, Vikonics Inc., a publicly held company engaged in the design and sale of computer-based security systems, Lucille Farms, Inc., a publicly held company engaged in the manufacturing and marketing of cheese products, and Excel Technologies, Inc., a publicly held company engaged in the development and sale of laser products.

         Mr. Fruitman has been a director of the Company since 1989. Since 1990, Mr. Fruitman has been a Managing Director of Loeb Partners Corporation, an investment banking firm. Mr. Fruitman is a director of Micro Warehouse, Inc., a publicly held company which markets computer products.

         Mr. Bodmer has served as General Manager of SVP France since 1974. Other positions which he currently holds are Chief Executive Director of SVP, S.A., President and Chief Executive Officer of SVP Participation, President of SVP Belgium, and President of SVP United Kingdom.

         Mr. Cachart is the Associate General Manager of SVP, S.A. and has served as President of SVP Multi-info since 1995. He was named President of SVP Network in 1998. Prior to 1995 he was a journalist and news commentator for French television networks.

         Mr. Cisario has been the Company's Vice President and Chief Financial Officer, Corporate Secretary and Treasurer since October 1998, and was Vice President and Controller from January 1997 to October 1998, and was Controller from March 1995 to January 1997. From 1992 to 1995, Mr. Cisario functioned as Director of Finance and Administration for R.J. Rudden and Associates, an energy industry consulting firm. He was employed from 1987 to 1992 in the financial recruiting industry, including 1989 to 1992 with Robert Half, International, where he was Vice President of the New York Region. Prior thereto he was a senior Accountant with a major real estate company and a Certified Public Accountant with Peat Marwick Mitchell and Company. Mr. Cisario received a B.B.A. degree from Hofstra University and is a Certified Public Accountant in New York State.

         Mr. Sigaud has been the Company's Vice President of Client Services since October 1998, and was Vice President and Managing Director of the Company's Customer Satisfaction and Loyalty Group from May 1994 to October 1998. From 1989 to 1994 Mr. Sigaud was the owner and President of IDSI, Inc., a consulting firm specializing in Customer Satisfaction Measurement for companies in the industrial sector. From 1986 to 1989 he functioned as Executive Vice President for BMES, Inc., a business-to-business marketing research firm. He was employed from 1982 to 1986 in the Recruiting Department of Renault in France. Prior thereto he was in International Sales and Marketing and worked as Business Development Manager for an engineering firm in East Africa and as Trade Attache in the French Trade Office in Madagascar. Mr. Sigaud holds a B.S. in Math and Physics from Marseilles University and an MBA in Marketing from ESSEC, the leading business school in France.

         Mr. Ash joined FIND/SVP in March 1992 as Vice President & Managing Director of the Strategic Consulting & Research Group and became Vice President International Strategic Research on October 5, 1998. From 1985 to 1992, Mr. Ash directed his own consulting firm specializing in marketing and acquisition engagements. In 1991 and 1992, Mr. Ash served as President and CEO of CallTrack Systems, a start-up company offering a network-based, long distance call accounting system geared to small and medium-sized organizations. Mr. Ash served as Vice President of Marketing of Satellite Television Corporation, a COMSAT subsidiary and major communications start-up venture between 1983 and 1985. From 1973 to 1983, Mr. Ash held progressively senior account management positions at
J. Walter Thompson and Ogilvy & Mather advertising agencies. Mr. Ash served as a U.S. Navy Officer from 1969 to 1972, earned an MBA from the Wharton School of the University of Pennsylvania in 1969 and a BA from Princeton University in 1967.

         Mr. Carley has been the Company's Vice President of Human Resources since July 1998, and was Director of Human Resources from December 1997 to July 1998. He joined the company as Manager of Human Resources in September of 1997. Prior to joining FIND/SVP, he was employed by The Washington Post Company from February 1996 until September of 1997, where he was most recently a Director, Human Resources for MLJ, a telecommunications engineering consulting company. Mr. Carley also worked in training and development, recruiting, employee relations, and other Human Resources roles at Cost Plus World Market, a California-based retail firm. He has a Bachelor of Arts degree from San Francisco State University.

                                  SECTION 16(A)

                    BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Company's officers, directors and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 ("Reporting Persons") are required under that Act to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company pursuant to that Act, the Company believes that during fiscal year ended December 31, 1998, all filing requirements applicable to Reporting Persons were complied with, except that Form 3 Initial Statements of Beneficial Ownership of Securities for Victor Cisario, Peter Carley, Ken Ash and Stephan Sigaud, Officers of the Company, which were due on November 10, 1998, were filed on November 19, 1998.

                                     ITEM 11

                             EXECUTIVE COMPENSATION
                             ----------------------

         The following table sets forth certain information regarding compensation paid by the Company during each of the Company's last three years to (I) the Company's Chief Executive Officer, and (II) each of the Company's executive officers who received salary and bonus payments in excess of $100,000 during the year ended December 31, 1998 (collectively the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                                       LONG TERM COMPENSATION
                                                                           ----------------------------------------------
                                         ANNUAL COMPENSATION                             AWARDS         PAYOUTS
                                   --------------------------------------  ---------------------------- -------
                                                                                          SECURITIES
        NAMES AND                                                  OTHER    RESTRICTED     UNDERLYING      LTIP      ALL
        ---------                                                 ------   -----------    ----------       ----      ---
        PRINCIPAL                           SALARY       BONUS    ANNUAL         STOCK       OPTIONS     PAYOUT    OTHER
        ---------                           ------       -----    ------         -----       -------     ------    -----
        POSITIONS             YEAR             ($)         ($)     COMP.    AWARDS ($)       (#) (1)        ($)    COMP.
        ---------             ----             ---         ---     -----    ----------       -------        ---    -----
ANDREW P. GARVIN              1998         264,171      50,000         --           --            --         --       --
PRESIDENT, CHIEF              1997         253,867      50,000         --           --            --         --       --
EXECUTIVE OFFICER             1996         251,256      12,500         --           --       350,000         --       --
AND DIRECTOR

VICTOR L. CISARIO             1998         118,333       8,500         --           --        60,000         --       --
VICE PRESIDENT,               1997         109,144       7,660         --           --         5,000         --       --
CHIEF FINANCIAL               1996          90,025       3,859         --           --         5,000         --       --
OFFICER, SECRETARY,
TREASURER (2)

STEPHAN B. SIGAUD             1998         133,958         200         --           --        50,000         --       --
VICE PRESIDENT -              1997         114,227      39,160         --           --            --         --       --
CLIENT SERVICES (2)           1996         100,000      21,571         --           --            --         --       --

KENNETH A. ASH                1998         143,750      83,647         --           --        60,000         --       --
VICE PRESIDENT -              1997         125,000      50,000         --           --            --         --       --
INTERNATIONAL STRATEGIC       1996         125,000      42,000         --           --            --         --       --
RESEARCH (2)

PETER J. FIORILLO             1998         142,500       9,000         --           --            --         --       --
EXECUTIVE VICE PRESIDENT,     1997         185,671      11,500         --           --            --         --       --
CHIEF FINANCIAL OFFICER,      1996         154,476      12,000         --           --       125,000         --       --
CHIEF INFORMATION
OFFICER, TREASURER
AND SECRETARY (3)


------------------------
(1) Options to acquire Common Stock.
(2) Named  executive  officer of the  Company on October 5, 1998
(3) Employment terminated on September 30, 1998.

                            OPTION GRANTS DURING 1998
                            -------------------------
         The following table provides information related to stock options granted to the Named Executive Officers during 1998:

                                                                                              POTENTIAL REALIZABLE
                                            INDIVIDUAL GRANTS                                        VALUE
                         -------------------------------------------------------------          AT ASSUMED ANNUAL
                            NUMBER OF      % OF TOTAL                                                  RATES
                          SECURITIES        OPTIONS                                              OF STOCK PRICE
                          UNDERLYING      GRANTED TO                                              APPRECIATION
                            OPTIONS        EMPLOYEES     EXERCISE OR                             FOR OPTION TERM (1)
                            GRANTED        IN FISCAL     BASE PRICE                        --------------------------------
 NAME                        (#) (2)          YEAR         ($/SHARE)       EXPIR. DATE      0%          5% ($)      10% ($)
----                        -------          ----         ---------       -----------      --          ------      -------
ANDREW P. GARVIN                 --            --             --                 --        --               --          --

VICTOR L. CISARIO            10,000           2.8%       1.21875             4/21/03       --         3,367.18    7,440.59

                             50,000          14.2%          0.75             10/5/03       --        10,360.56   22,894.13

STEPHAN B. SIGAUD            50,000          14.2%          0.75             10/5/03       --        10,360.56   22,894.13

KENNETH A. ASH                7,500           2.1%       1.21875             4/21/03       --         2,525.39    5,580.44

                              2,500           0.7%        1.0625             6/30/03       --           733.87    1,621.67

                             50,000          14.2%          0.75             10/5/03       --        10,360.56   22,894.13

PETER J. FIORILLO                --             --            --                  --       --               --          --

------------------------
(1) The potential realizable value portion of the foregoing table illustrates value that might be received upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Company's Common Stock over the term of the options. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment.

(2) Represent number of shares of Common Stock underlying stock options. The exercise prices equal the fair market of the Common Stock on the date of grant.

         AGGREGATED OPTION EXERCISES IN 1998 AND YEAR-END OPTION VALUES
         ---------------------------------------------------------------


         The following table provides information related to options exercised by each of the Named Executive Officers during the year ended December 31, 1998 and the number and value of options held at fiscal year end. The Company does not have any outstanding stock appreciation rights.


                                                                  NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                             UNDERLYING UNEXERCISED OPTIONS              IN-THE-MONEY
                                                                 AT FISCAL YEAR END (#)                    OPTIONS
                                                                 ----------------------           AT FISCAL YEAR END ($)(1)
                                                                                                  -------------------------
                                 SHARES
                              ACQUIRED ON       VALUE
NAME                            EXERCISE       REALIZED      EXERCISABLE      UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
----                            --------       --------      -----------      -------------     -----------     -------------
                                   (#)            ($)
ANDREW P. GARVIN                   --             --           150,500          255,000             --              --

VICTOR L. CISARIO                  --             --            10,000           62,000             --              --

STEPHAN B. SIGAUD                  --             --            27,000           48,000             --              --

KENNETH A. ASH                     --             --             5,000           56,000             --              --

PETER J. FIORILLO                4,000           3,500             --              --               --              --

-------------------------
(1) The closing sale price of the Company's Common Stock as reported by NASDAQ on December 31, 1998 was $0.75. Value is calculated on the difference between the option exercise price of in-the-money options and $0.75 multiplied by the number of shares of Common Stock underlying the option.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company did not have a Compensation  Committee during 1998.  Andrew
P. Garvin, the President and Chief Executive Officer and a director of the Company during such period, participated in deliberations of the Company's Board of Directors concerning executive officer compensation. There were no interlocking relationships between the Company and other entities that might affect the determination of the compensation of the executive officers of the Company.

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

         During October 1998, Mr. Garvin's contract was amended to provide that any time after 1999 Mr. Garvin may elect to voluntarily leave the employ of the Company and receive the balance of his contract for the remaining term of his employment contract. The term of the contract runs through 2001. Mr. Garvin's salary for 1999 is $266,592. Additionally, concurrent with the amendment to his contract, Mr. Garvin relinquished 75,000 options previously granted him in connection with his employment contract. The vesting and pricing of said options was contingent upon the Company meeting certain earnings levels over the life of his employment contract. To date the earnings levels were not met, and accordingly, the exercise price of those options had not yet been set.

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

         Peter J. Fiorillo resigned as a member of the Board and as the Company's Chief Operating Officer and Chief Financial Officer, effective September 30, 1998. In connection with his severance agreement, coupled with the signing of a release and agreement not to compete dated October 5, 1998, and the immediate return of his outstanding options, Mr. Fiorillo will be receiving his then current compensation, including benefits, for the next two years. Accordingly, the Company has accrued $475,000 for severance and related costs to selling, general and administrative expenses at September 30, 1998.

         Severance arrangements for members of the Operating Management Group (i.e. Messrs. Sigaud, Cisario, Ash and Carley) were agreed upon by the Board of Directors on January 25, 1999. The sense of the discussion was that severance agreements should be entered into with each of the members of the Operating Management Group ("OMG") providing for (a) a normal severance benefit of nine
(9) months, which would be increased to one (1) year after the employee has served as a member of the OMG for a continuous period of two (2) years, in the event the employee's services are terminated by the Company without cause, and
(b) a severance benefit of one (1) year in the event the separation from service is due to (I) a change-in-control, and (II) the employee suffers, within one (1) year thereafter, either (A) a discontinuation of duties, or (B) an office change of at least 50 miles, or (C) a reduction in compensation, or (D) a termination of employment other than for cause. Severance agreements are currently being prepared.

         Directors were not compensated in cash for their services during 1998. On January 25, 1999, the Board of Directors approved the payment of $1,500 per meeting for the outside members of the Board. The Stock Option Plan of the Company was amended in June 1995 to provide for the automatic grant to outside directors of five-year non-incentive options to purchase 2,500 shares of Common Stock on the first business day of each new year beginning in 1996, the exercise price being the fair market value on the date of the grant.

                                     ITEM 12

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following sets forth, as of January 1, 1999, certain information with respect to the beneficial ownership of the Common Stock by (I) each person known by the Company to be the beneficial owner of 5% or more of its outstanding Common Stock, (II) each of the directors of the Company, (III) each of the Named Executive Officers, (IV) and by all current executive officers and directors as a group.

                NAME AND ADDRESS         NUMBER OF SHARES
                BENEFICIAL OWNER              OWNED(1)            PERCENT
                ----------------              --------            -------
     Andrew P. Garvin
     625 Avenue of the Americas
     New York, NY 10011 (2)                     1,176,754                  15.6%

     Amalia S.A.
     70, rue des Rosiers
     F-93585 Saint-Ouen, Cedex
     FRANCE  (3)                                3,075,085                  40.8%

     Brigitte de Gastines (4)                      20,000           Less than 1%

     Howard S. Breslow (4)(5)                      28,820           Less than 1%

     Frederick H. Fruitman (6)                     55,679           Less than 1%

     Jean-Louis Bodmer  (4)                        10,000           Less than 1%

     Kenneth A. Ash (7)                            86,000                   1.2%

     Victor L. Cisario (8)                         79,400                   1.1%

     Stephan B. Sigaud (9)                         75,000                   1.0%

     Furman Selz SBIC, L.P.
     230 Park Avenue
     New York, NY  10169 (10)                     900,000                  11.2%

     Peter J. Fiorillo
     236 East Granada Avenue
     Lindenhurst, NY 11757                         54,000           Less than 1%

     All Current Executive Officers
     and Directors as a Group
      (10 persons) (11)                         1,586,653                  20.3%

 (1) Unless otherwise indicated below, all shares are shares of Common Stock owned beneficially and of record.

 (2) Includes 405,500 shares issuable under outstanding options.

 (3) Includes the 422,222 shares issuable under outstanding warrants held by SVP, S.A., the 2,158,100 shares of Common Stock owned by SVP, S.A. and the 494,763 shares of Common Stock owned by SVP International, which are subsidiaries of Amalia S.A. Brigitte de Gastines owns in excess of 99% of the stock of Amalia S.A. In addition, Ms. de Gastines is President, General Manager and a director of SVP, S.A., and General Manager of SVP International. The shares owned by Amalia S.A. are not shown in the table as being owned by Ms. de Gastines.

 (4) Includes 10,000 shares issuable under outstanding options.

 (5) Includes all of the 13,820 shares of Common Stock owned by record of Breslow & Walker, LLP, a law firm in which Mr. Breslow is a partner.

 (6) Includes 7,500 shares issuable under outstanding options.

 (7) Includes 61,000 shares issuable under outstanding options.

 (8) Includes 72,000 shares issuable under outstanding options.

 (9) Includes 75,000 shares issuable under outstanding options.

(10) Includes all of the 900,000 shares issuable under outstanding Warrants.

(11) Includes 752,500 shares issuable under outstanding options.

                                     ITEM 13

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since 1971, the Company has been a licensee of SVP International. Pursuant to this license agreement, the Company pays royalties to SVP
International for the use of the SVP name and participation in the SVP International network. For a description of the relationship of Ms. de Gastines, Mr. Bodmer and Mr. Cachart to SVP International see "Item 10. Directors and
Executive Officers of the Registrant." The accrued royalties payable as of December 31, 1998 to SVP International were approximately $142,000.

         On January 15, 1998, the Company entered into an agreement with SVP, S.A., an affiliate of SVP International, pursuant to which SVP, S.A. purchased 800,000 shares of Common Stock at $1.25 per share for an aggregate of $1,000,000. The transaction was completed in two parts. The Company issued 600,000 shares of Common Stock and a $250,000 Convertible Note in January 15, 1998, pending the availability of shares for issuance. The Note converted into 200,000 shares of Common Stock on February 20, 1998, when those shares became available for issuance. With this transaction, SVP International and its affiliates own approximately 37% of then outstanding shares of Common Stock, excluding outstanding warrants.

         Howard S. Breslow, a director of the Company, is a member of Breslow & Walker, LLP, general counsel to the Company. During 1998, Breslow & Walker, LLP received legal fees of $130,342.

                                     PART IV

                                     ITEM 14

                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

(a)      (1)      FINANCIAL STATEMENTS

                  The following Financial Statements are filed as part of this 10-K:

                  Independent Auditors' Report.

                  Consolidated Balance Sheets as of December 31, 1998 and 1997.

                  Consolidated Statements of Operations for the years ended December 1998, 1997 and 1996.

                  Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996.

                  Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

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

         (3)      EXHIBITS

                  Exhibit
                  Number                    Document
                  -------                   --------

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

                   (c)        Copy   of   Deferred   Compensation   and   Salary
                              Continuation  Agreement,   dated  June  30,  1984,
                              between the Company and Andrew P. Garvin .(1)

                   (d) Copy of the lease related to premises at 625 Avenue of the Americas, NY, NY.(2) and amendment related thereto.(6)

                   (e)        Copy of Target Benefit Plan of the Company.(4)

                   (f)        Copy   of   Deferred   Compensation   and   Salary
                              Continuation  Agreement,   dated  July  25,  1990,
                              between the Company and Andrew P. Garvin. (5)

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

                   (j)        Copy of  401(k)  and  Profit  Sharing  Plan of the
                              Company.(10)

                   (k) Copy of Employment Agreement, amended and restated as of December 12, 1996, between the Company and Andrew P. Garvin.(13)

                   (l) Copy of the Note and Warrant Purchase Agreement with Furman Selz SBIC, L.P., dated October 31, 1996. (12)

                    (m) Copy of the Note and Warrant Purchase Agreement with SVP, S.A. dated November 30, 1996. (13)

                    (n)       FIND/SVP, Inc. 1996 Stock Option Plan. (14)

                    (o)       Copy of ETRG Sale Agreement. (15)

                    (p) Copy of Commercial Revolving Loan, dated October 22, 1997, between the Bank and the Company. (15)

                    (q) Copy of Second Modification Agreement, as of September 30, 1997, between the Bank and the Company. (15)

                    (r) January 20, 1998 Agreement between Asset Value Fund and the Company. (16)

                    (s) Copy of the Third Modification Agreement as of December 31, 1997, between the Bank and the Company. (16)

                    (t)       Copy  of  Fourth  Modification  Agreement,  as  of
                              January  15,  1998,   between  the  Bank  and  the
                              Company. (16)

                    (u) Copy of the Fifth Modification Agreement as of March 27, 1998 between the Bank and the Company.
                              (17)

                    (v) Copy of the Sixth Modification Agreement as of April 3, 1998 between the Bank and the Company.
                              (17)

                    (w) Copy of the Sale Agreement for FIND/SVP Published Products, Inc.'s assets (18)

                    (x) Copy of the Stock Purchase Agreement between SVP, S.A. and the Company dated January 15, 1998.

                    (y)       Copy of Peter J. Fiorillo's Severance Agreement.


21 List of Subsidiaries. (11)

23 Independent Auditors' Consent.

27 Financial Data Schedule.

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

                     (12) Incorporated by reference to the Company's Form 8-K, filed on November 13, 1996, and amended by Form 8-K/A No. 1 on November 21, 1996.

                     (13) Incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1996.

                     (14) Incorporated by reference to the Company's Form S-8, filed on February 27, 1997.

                     (15) Incorporated by reference to the Company's Form 10-Q, filed for the quarter ended September 30, 1997.

                     (16) Incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1997.

                     (17) Incorporated by reference to the Company's Form 10-Q filed for the quarter ended March 31, 1998.

                     (18) Incorporated by reference to the Company's Form 8-K, filed on July 17, 1998.

                      (b)      REPORTS ON FORM 8-K
                               No reports on Form 8-K were filed in the last quarter of the period covered by this Form 10-K.

                                   SIGNATURES
                                   ----------

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    FIND/SVP, INC.

Date:      March 30, 1999        BY:      /S/ ANDREW P. GARVIN
                                          --------------------
                                         Andrew P. Garvin, President and
                                          Chief Executive Officer
                                         (Principal Executive Officer)

Date:      March 30, 1999        BY:     /S/ VICTOR L. CISARIO
                                         ---------------------
                                         Victor L. Cisario, Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer
                                         and Principal Accounting Officer)

         Pursuant to the requirement(s) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:          March 30, 1999             /S/ ANDREW P. GARVIN
                                          --------------------------------------
                                          Andrew P. Garvin, Director

Date:          March 30, 1999
                                          ---------------------------
                                          Brigitte de Gastines, Director

Date:          March 30, 1999
                                          --------------------------------------
                                          Howard S. Breslow, Director


Date:          March 30, 1999              /S/ FREDERICK H. FRUITMAN
                                          -----------------------------------
                                          Frederick H. Fruitman, Director


Date:          March 30, 1999             /S/ ERIC CACHART
                                          --------------------------------------
                                          Eric Cachart, Director


Date:          March 30, 1999             /S/ JEAN-LOUIS BODMER
                                          --------------------------------------
                                          Jean-Louis Bodmer, Director

                         FIND/SVP, INC. AND SUBSIDIARIES

                 Consolidated Financial Statements and Schedule

                           December 31, 1998 and 1997

                   (With Independent Auditors' Report Thereon)

                         FIND/SVP, INC. AND SUBSIDIARIES

             Index to Consolidated Financial Statements and Schedule


                                                                           Page
                                                                           ----

Independent Auditors' Report                                               F-2

Consolidated Balance Sheets as of
    December 31, 1998 and 1997                                             F-3

Consolidated Statements of Operations
    for the years ended December 31, 1998, 1997 and 1996                   F-4

Consolidated Statements of Shareholders' Equity
    for the years ended December 31, 1998, 1997 and 1996                   F-5

Consolidated Statements of Cash Flows
    for the years ended December 31, 1998, 1997 and 1996                   F-6

Notes to Consolidated Financial Statements                                 F-7

Schedule:
    Schedule II - Valuation and Qualifying Accounts                        F-31

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
FIND/SVP, Inc.:

We have audited the accompanying consolidated financial statements of FIND/SVP, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FIND/SVP, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                  /S/ KPMG LLP
                                                                  KPMG LLP


New York, New York
February 22, 1999

                         FIND/SVP, INC. AND SUBSIDIARIES
              Consolidated Balance SheetsDecember 31, 1998 and 1997

                                    ASSETS                                                      1998                1997
                                                                                                ----                ----
Current assets:
    Cash                                                                                $     2,307,000          139,000
    Accounts receivable, less allowance for doubtful accounts of
       $104,000 in 1998 and $118,000 in 1997                                                  2,188,000        3,394,000
    Note receivable (note 13)                                                                   200,000           62,000
    Prepaid and refundable income taxes                                                               -          299,000
    Deferred tax assets (note 7)                                                                322,000          286,000
    Prepaid expenses and other current assets                                                   466,000          328,000
    Assets held for sale (note 12)                                                                    -        1,558,000
                                                                                         --------------    -------------
                  Total current assets                                                        5,483,000        6,066,000
Equipment and leasehold improvements, at cost, less
    accumulated depreciation and amortization (note 2)                                        4,250,000        4,546,000
Other assets:
    Deferred charges                                                                            165,000          245,000
    Goodwill, net                                                                               106,000          117,000
    Note receivable (note 13)                                                                   413,000           63,000
    Cash surrender value of life insurance                                                      569,000          479,000
    Deferred tax assets (note 7)                                                                440,000          681,000
    Deferred financing fees, net                                                                101,000          141,000
    Security deposits                                                                           142,000          143,000
    Prepaid rent receivable, net (note 3)                                                        35,000                -
                                                                                         --------------    -------------
                                                                                         $   11,704,000       12,481,000
                                                                                         ==============    =============
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable, current installments (note 4)                                                500,000        1,749,000
    Trade accounts payable                                                                      497,000        1,305,000
    Income taxes payable                                                                         25,000                -
    Accrued expenses (notes 6, 10, 13 and 14)                                                 1,694,000        1,872,000
    Accrued interest, current installments (note 4)                                             198,000          124,000
                                                                                         --------------    -------------
                  Total current liabilities                                                   2,914,000        5,050,000
                                                                                         --------------    -------------
Unearned retainer income                                                                      1,917,000        2,023,000
Notes payable, net, excluding current installments (note 4)                                   3,307,000        3,801,000
Accrued expenses (note 10)                                                                      169,000                -
Accrued interest, excluding current installments (note 4)                                       216,000          104,000
Accrued rent payable (note 3)                                                                         -          112,000
Deferred compensation (note 8(b))                                                               193,000          173,000
Shareholders' equity (note 5):
    Preferred stock, $.0001 par value.  Authorized 2,000,000 shares;
       none issued and outstanding                                                                    -                -
    Common stock, $.0001 par value.  Authorized 20,000,000 shares;
       issued and outstanding 7,114,169 shares in 1998;
       issued and outstanding 6,575,669 shares in 1997                                            1,000            1,000
    Capital in excess of par value                                                            4,886,000        3,872,000
    Accumulated deficit                                                                      (1,899,000)      (2,655,000)
                                                                                         ---------------   --------------
                  Total shareholders' equity                                                  2,988,000        1,218,000
Commitments and contingencies (notes 3 through 6, 8, and 11)
                                                                                         --------------    -------------
                                                                                         $   11,704,000       12,481,000
                                                                                         ==============    =============

See accompanying notes to consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                  Years ended December 31, 1998, 1997 and 1996

                                                                     1998             1997                1996
                                                                     ----             ----                ----
Revenues                                                         $  28,175,000        32,027,000        30,525,000
                                                                 -------------     -------------        ----------
Operating expenses:
    Direct costs                                                    14,263,000        18,402,000        17,349,000
    Selling, general and administrative
       expenses (notes 3, 6 and 8)                                  12,262,000        15,059,000        13,198,000
    Impairment loss (note 12)                                                -         1,047,000                 -
    Asset disposal (note 13)                                                 -           500,000                 -
    Restructuring charge (note 14)                                     321,000           155,000           802,000
                                                                 --------------    -------------   ----------------
                  Operating income (loss)                            1,329,000        (3,136,000)         (824,000)
Interest income                                                         85,000            13,000            19,000
Other Income (notes 11 and 13)                                         364,000                 -                 -
Gain (loss) on sale of net assets (note 13)                             20,000           (28,000)          (73,000)
Loss on sale of marketable investment
    securities                                                               -                 -            (8,000)
Interest expense (note 4)                                             (522,000)         (597,000)         (320,000)
Other expense (notes 11 and 13)                                       (315,000)               -                 -
                                                                 --------------    -------------   ---------------
                  Income (loss) before provision
                     (benefit) for income taxes                        961,000        (3,748,000)       (1,206,000)
Provision (benefit) for income taxes (note 7)                          205,000          (896,000)         (487,000)
                                                                 -------------     -------------   ----------------
                  Net income (loss)                              $     756,000        (2,852,000)         (719,000)
                                                                 =============     =============   ================

Earnings (loss) per common and common
   stock equivalent share:
       Basic                                                     $     .11             (.43)              (.11)
                                                                       ===             =====              =====
       Diluted                                                   $     .11             (.43)              (.11)
                                                                       ===             =====              =====

Weighted average number of common and
  common stock equivalent shares
     outstanding:
       Basic                                                      7,094,273          6,592,773        6,433,966
                                                                  =========          =========        =========
       Diluted                                                    7,100,070          6,592,773        6,433,966
                                                                  =========          =========        =========

See accompanying notes to consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity
                  Years ended December 31, 1998, 1997 and 1996



                                                        Preferred stock              Common stock           Capital in
                                                         Comprehensive           --------------------       excess of
                                                     Shares        Amount        Shares         Amount      par value
                                                     ------        ------        ------         ------      ---------
Balance at December 31, 1995                             -     $      -         6,210,848     $   1,000       3,743,000

Comprehensive income:

Net loss                                                 -            -                 -             -               -
Change in market value of available-
    for-sale securities                                  -            -                 -             -               -

Total comprehensive income
Exercise of stock options and warrants                   -            -           315,396             -          53,000
Common stock issued for services                         -            -            21,940             -          40,000
Sale of warrants in connection with
    Series A Senior Subordinated Notes                   -            -                 -             -          25,000
                                                 ---------     --------        ----------     ---------      ----------
Balance at December 31, 1996                             -            -         6,548,184         1,000       3,861,000
Net loss                                                 -            -                 -             -               -
Purchase of treasury stock                               -            -                 -             -               -
Exercise of stock options and warrants                   -            -            74,985             -          57,000
Retirement of treasury shares                            -            -           (72,500)            -         (88,000)
Common stock issued for services                         -            -            25,000             -          37,000
Sale of warrants in connection with
    Series A Senior Subordinated Notes                   -            -                 -             -           5,000
                                                 ---------     --------        ----------     ---------      ----------
Balance at December 31, 1997                             -            -         6,575,669         1,000       3,872,000
Net income                                               -            -                 -             -               -
Purchase of treasury stock with
    insurance proceeds (note 11)                         -            -                 -             -               -
Exercise of stock options and warrants                   -            -            12,900             -          14,000

Retirement of treasury shares                            -            -           (74,400)            -               -

Common stock issued                                      -            -           600,000             -       1,000,000
                                                 ---------     --------        ----------     ---------      ----------
Balance at December 31, 1998                             -       $    -         7,114,169     $   1,000       4,886,000
                                                 =========     ========        ==========     =========      ==========

See accompanying notes to consolidated financial statements.






                         FIND/SVP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity
                  Years ended December 31, 1998, 1997 and 1996



                                                     Accumulated         Treasury Stock       Accumulated Other      Total
                                                      earnings       ----------------------     Comprehensive     shareholders'
                                                      (deficit)      Shares          Amount          Income           equity
                                                      ---------      ------          ------          ------           ------
Balance at December 31, 1995                           916,000              -                -      (1,000)             4,659,000

Comprehensive income:

Net loss                                              (719,000)             -                -           -               (719,000)
Change in market value of available-
    for-sale securities                                      -              -                -       1,000                  1,000
                                                                                                                     ------------
Total comprehensive income                                                                                               (718,000)
Exercise of stock options and warrants                       -              -                -           -                 53,000
Common stock issued for services                             -              -                -           -                 40,000
Sale of warrants in connection with
    Series A Senior Subordinated Notes                       -              -                -           -                 25,000
                                                   -----------     ----------      -----------   ---------           ------------
Balance at December 31, 1996                           197,000              -                -           -              4,059,000
Net loss                                            (2,852,000)             -                -           -             (2,852,000)
Purchase of treasury stock                                   -         72,500          (88,000)          -                (88,000)
Exercise of stock options and warrants                       -              -                -           -                 57,000
Retirement of treasury shares                                -        (72,500)          88,000           -                      -
Common stock issued for services                             -              -                -           -                 37,000
Sale of warrants in connection with
    Series A Senior Subordinated Notes                       -              -                -           -                  5,000
                                                   -----------     ----------      -----------   ---------           ------------
Balance at December 31, 1997                        (2,655,000)             -                -           -              1,218,000
Net income                                             756,000              -                -           -                756,000
Purchase of treasury stock with
    insurance proceeds (note 11)                             -       (274,400)
Exercise of stock options and warrants                       -              -                -           -                 14,000

Retirement of treasury shares                                -         74,400                -           -                      -

Common stock issued                                          -        200,000                -           -              1,000,000
                                                   -----------     ----------      -----------   ---------           ------------
Balance at December 31, 1998                       $(1,899,000)             -          $     -      $    -           $  2,988,000
                                                   ===========     ==========      ===========   =========           ============

See accompanying notes to consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                  Years ended December 31, 1998, 1997 and 1996

                                                                           1998           1997             1996

Cash flows from operating activities:
    Net income (loss)                                                  $   756,000     (2,852,000)       (719,000)
                                                                       -----------     ----------       ---------
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
          Depreciation and amortization                                  1,098,000      1,147,000         974,000
          Amortization of discount on notes payable                          6,000          5,000           1,000
          Amortization of deferred financing fees                           40,000         39,000          15,000
          Non-cash portion of impairment loss                                   -       1,047,000              -
          Non-cash portion of asset disposal                                    -         408,000              -
          Non-cash portion of restructuring charge                              -              -          610,000
          Provision for losses on accounts receivable                      164,000        254,000         287,000
          Loss on sale of marketable investment
               securities                                                       -              -            8,000
          (Gain) loss on sale of net assets                                (20,000)        28,000          73,000
          Common stock issued for services                                      -              -           40,000
          Increase in deferred compensation                                 20,000         21,000          25,000
          Decrease in accrued rent receivable/payable                     (147,000)       (85,000)        (71,000)
          Increase in cash surrender value of life insurance              (132,000)       (55,000)       (110,000)
          (Decrease) increase in deferred income taxes                     205,000       (668,000)       (107,000)
          Decrease in assets held for sale                                  99,000             -               -
          Changes in assets and liabilities, net of non-cash effect
              of asset sale:
              Decrease (increase) in accounts receivable                 1,042,000       (799,000)       (180,000)
              Decrease (increase) in prepaid and refundable
                 income taxes                                              299,000        250,000        (543,000)
              Decrease (increase) in inventory                                  -         413,000        (585,000)
              (Increase) decrease in prepaid expenses, deferred
                 charges and security deposits                            (231,000)        75,000        (437,000)
              (Decrease) increase in accounts payable
                 and accrued expenses                                   (1,138,000)       305,000         590,000
              Increase in income taxes payable                              25,000             -               -
              Increase in accrued interest payable                         186,000        170,000          34,000
              (Decrease) increase in unearned retainer income             (106,000)       533,000         553,000
                                                                      ------------   ------------   -------------
                 Total adjustments                                       1,410,000      3,088,000       1,177,000
                                                                      ------------   ------------   -------------
                 Net cash provided by operating activities               2,166,000        236,000         458,000
                                                                      ------------   ------------   -------------
Cash flows from investing activities:

    Capital expenditures                                                  (618,000)    (1,939,000)     (1,509,000)
    Surrender of life insurance                                             42,000             -               -
    Repayment of notes receivable                                           63,000         50,000              -
    Proceeds from sale of net assets                                     1,250,000             -            3,000
    Proceeds from sale of marketable investment securities                      -              -          168,000
                                                                      ------------    -----------      ----------
                 Net cash provided by (used in) investing activities       737,000     (1,889,000)     (1,338,000)
                                                                      ------------    -----------      ----------
Cash flows from financing activities:
    Principal borrowings under notes payable                                    -       1,719,000       2,975,000
    Principal payments under notes payable                              (1,749,000)      (516,000)     (1,956,000)
    Proceeds from issuance of convertible note-related party               250,000             -               -
    Proceeds from exercise of stock options                                 14,000         57,000          53,000
    Proceeds from sale of warrants in connection with Series A
       Senior Subordinated Notes                                                -           5,000          25,000
    Proceeds from issuance of common stock                                 750,000             -               -
    Payments to acquire treasury stock                                    (206,000)       (88,000)             -
    Proceeds from insurance company, net of expenses                       206,000             -               -
    Increase in deferred financing fees                                         -         (19,000)       (105,000)
                                                                      ------------    -----------      ----------
                 Net cash (used in) provided by financing activities      (735,000)     1,158,000         992,000
                                                                      ------------    -----------      ----------
                 Net increase (decrease) in cash                         2,168,000       (495,000)        112,000
Cash at beginning of year                                                  139,000        634,000         522,000
                                                                      ------------    -----------      ----------
Cash at end of year                                                   $  2,307,000        139,000         634,000
                                                                      ============    ===========      ==========




See accompanying notes to consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)      ORGANIZATION AND BASIS OF PRESENTATION

              Find/SVP, Inc. provides a broad consulting, advisory and business intelligence service to executives and other decision-making employees of client companies, primarily in the United States. The Company currently operates primarily in one business segment, providing consulting and business advisory services including: the Quick Consulting and Research Service ("QCS") which provides retainer clients with access to the expertise of the Company's staff and information resources; and the Strategic Consulting and Research Group ("SCRG") which provides more extensive, in-depth custom market research and competetive intelligence information, as well as customer satisfaction and loyalty programs. Prior to the third quarter of 1998, the Company had one additional significant operating segment, Published Research Products. The Company considers its QCS and SCRG service businesses, which operate as "consulting and business advisory" businesses, to be its core competencies.

              As such, during July 1998, the Company completed the sale of substantially all of the assets of its FIND/SVP Published Products, Inc. subsidiary ("Published Research") (see note 13). In consideration of the sale the Company received $1,250,000 in cash ($250,000 was received on June 29, 1998 and $1,000,000 was received on July 2, 1998), a promissory note bearing interest at 8% per annum in the principal amount of $550,000 and the purchaser assumed certain liabilities in the amount of $85,000. The Company recorded a gain of $20,000 from this transaction. During 1997, the Company recorded an impairment loss related to the aforementioned assets of $1,047,000 (see note 12). Additionally, during the fourth quarter of 1997, the Company sold the assets of its Emerging Technologies Research Group ("ETRG"), a division of Published Research (see note 13). In consideration of the sale, the Company received a two year $125,000 note bearing interest at 10%. The Company recorded a $28,000 loss related to this sale. The revenues derived from the assets sold accounted for 9%, 19% and 20% of the Company's total revenues during 1998, 1997 and 1996, respectively.

       (B)    PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the accounts of FIND/SVP, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

       (C)    INVENTORIES

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

(1), CONTINUED

        (D)   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

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

       (E)    DEFERRED CHARGES AND GOODWILL

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

       (F)    DEFERRED FINANCING FEES

              The deferred financing fees balances primarily relates to costs incurred with respect to the issuance of the Senior Subordinated Notes ("Senior Notes") (see note 4). Deferred financing fees are being amortized on a straight-line basis over the life of the Senior Notes which are due in 2001 and 2002. The related amortization is included in interest expense.

       (G)    INCOME TAXES

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

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(1), CONTINUED

        (H)   EARNINGS (LOSS) PER SHARE

              The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings (loss) per share excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. During 1998, 1997 and 1996 there were 7,094,273, 6,592,773 and 6,433,966, respectively, weighted-average common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. During 1998, there were 7,100,070 diluted weighted-average common and common equivalent shares outstanding. For 1997 and 1996, diluted earnings per share is the same as basic as all common share equivalents were antidilutive as the Company had a net loss for those periods.

              Common share equivalents that could potentially dilute basic earnings (loss) per share in the future and that were not included in the computation of diluted earnings (loss) per share because they were antidilutive were 2,530,225, 2,723,077 and 1,560,914 at December 31, 1998, 1997 and 1996, respectively (see note 5).

        (I)   REVENUE RECOGNITION

              Revenues from annual retainer fees are recognized ratably over the contractual period. Other revenues are recognized as earned. Revenues include certain out-of-pocket and other expenses billed to clients which aggregated approximately $2,875,000, $3,191,000 and $3,376,000 in 1998, 1997 and 1996, respectively.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(1), CONTINUED

       (J)    MARKETABLE INVESTMENT SECURITIES

              The Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. There were no marketable investment securities held as of December 31, 1998 and 1997.

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

              A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security. Dividend and interest income is recognized when earned.

              During 1996, proceeds from the sale of marketable investment securities available for sale were $168,000, and gross realized losses included in income in 1996 were $8,000. The net change in market value of securities available-for-sale for 1996 resulted in a $1,000 unrealized gain, which was recorded as a separate component of comprehensive income.

        (K)   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(1), CONTINUED

        (L)   IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED
              ASSETS TO BE DISPOSED OF

              The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company recorded an impairment loss in 1997 for certain long-lived assets to be disposed of (see note 12 "Impairment Loss").

        (M)   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

              In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 can not be applied retroactively to financial statements of prior periods. At the current time the Company does not utilize derivative instruments, and accordingly it is anticipated that the adoption of SFAS No. 133 will not have a material impact on the Company's consolidated financial position and results of operations.

        (N)   USE OF ESTIMATES

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

        (O)   RECLASSIFICATIONS

              Certain prior year balances have been reclassified to conform with current year presentation.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(2)    EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

              At December 31, 1998 and 1997, equipment and leasehold improvements consist of the following:

                                                                                     1998            1997

            Furniture, fixtures and equipment, including
              computer software                                                    $8,171,000       7,569,000
           Leasehold improvements                                                   1,551,000       1,535,000
                                                                                 ------------    ------------
                                                                                    9,722,000       9,104,000
           Less: accumulated depreciation and amortization                          5,472,000       4,558,000
                                                                                  -----------    ------------
                                                                                   $4,250,000       4,546,000
                                                                                 ============    ============

(3)    LEASES

       In December 1986, the Company entered into an operating lease agreement for its principal offices. The lease agreement provided for a term of approximately 15 years, commencing in May 1987. The initial annual rental was $576,000 with scheduled increases in succeeding periods. During 1991, modifications were made to the timing of certain payments. During 1992, the lease was extended an additional three years. Rental expense under this lease is recorded on a straight-line basis. Accordingly, scheduled payments through December 31, 1998 exceeded rental expense recorded on this lease through such date by $230,000 and scheduled payments through December 31, 1997 exceeded rental expense recorded on this lease through such date by $44,000.

       In August 1994, the Company entered into a five-year operating lease agreement for office space. The initial annual rental was $267,000 with scheduled increases in succeeding periods. In March 1995, the Company entered into a ten-year lease, expiring June 30, 2005, for additional office space with an initial annual rental of $414,000 with scheduled increases in succeeding periods. In connection with this lease, the Company extended the August 1994 lease through June 30, 2005. Rental expenses on these leases are recorded on a straight-line basis. Accordingly, rent recorded through December 31, 1998 and 1997 exceeded scheduled payments by $195,000 and $156,000, respectively. During May 1998, the Company gave up its rights to part of the space under the lease entered into in August 1994. The Company received a payment of $75,000 from its landlord for giving up its rights to this portion of the lease. The $75,000 is included in other income.

       The Company's leases of office space include standard escalation clauses. Rental expenses under leases for office space and certain items of equipment accounted for as operating leases were $1,749,000, $1,903,000 and $1,794,000 in 1998, 1997 and 1996, respectively. Additionally, $41,000 of rent expense was included in accrued expenses at December 31, 1997 related to an asset disposal (see note 13).

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(3), CONTINUED

     The future minimum lease payments under noncancellable operating leases as of December 31, 1998 were as follows:

                                                         Operating
     Year ending December 31                               leases
     -----------------------                             ----------
          1999                                           $ 1,629,000
          2000                                             1,629,000
          2001                                             1,639,000
          2002                                             1,399,000
          2003                                             1,159,000
          Thereafter                                       1,738,000
                                                        ------------
           Total minimum lease payments                  $ 9,193,000
                                                       =============

 (4)   NOTES PAYABLE

       Notes payable consist of the following:

                                                                                      1998             1997
                                                                                      ----             ----
          Borrowings under debt agreements with a bank:

              $2,000,000 fixed rate five-year term note                              $ 600,000       1,000,000
              $500,000 five-year term note                                             250,000         350,000
              Borrowings under a commercial revolving
                 promissory note                                                        -            1,249,000
                                                                                  ------------       ---------

                                                                                       850,000       2,599,000
                                                                                  ------------       ---------

          Borrowings under debt agreements with investors:
              $2,025,000 Series A Senior Subordinated Note,
                 net of unamortized discount of $11,000 and
                 $16,000 as of December 31, 1998 and 1997,
                 respectively                                                        2,014,000       2,009,000
              $475,000 Series A Senior Subordinated Note -
                 SVP, S.A., issued at 99%, net of
                 unamortized discount of $3,000 and $4,000
                 as of December 31, 1998 and 1997, respectively                        472,000         471,000
              $475,000 Series A Senior Subordinated Note -
                 SVP, S.A., issued at 99%, net of unamortized
                 discount of $4,000                                                    471,000         471,000
                                                                                  ------------    ------------
                           Total notes payable                                       3,807,000       5,550,000
                                                                                  ------------    ------------

              Less current installments                                                500,000       1,749,000
                                                                                  ------------    ------------
                           Notes payable, excluding
                              current installments                                  $3,307,000       3,801,000
                                                                                  ============    ============

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(4), CONTINUED

       (A)   DEBT AGREEMENTS WITH BANK

             The Company has two outstanding term notes with State Street Bank and Trust (the "Bank"). One note, a $2,000,000 fixed rate term note, payable in quarterly installments of $100,000 through April 2000 at an interest rate of 8.86%, was originally signed during April 1995 and has $600,000 outstanding as of December 31, 1998. The other note, a $500,000 five-year term note, payable in quarterly installments of $25,000 through April 2001 at an interest rate of prime plus 0.75%, which was 8.5% and 9.25% at December 31, 1998 and 1997, respectively, was originally signed during July 1997 and has $250,000 outstanding at December 31, 1998.

             Additionally, the Company had a Commercial Revolving Promissory Note (the "Note") with the Bank. The Note was originally signed during April 1995, and was amended several times since. The most recent amendment was on April 3, 1998 and expired on March 25, 1999. The amount available under the Note, as amended, was $1,000,000. At its highest, there was $3,000,000 available under the Note. The interest rate on the Note during 1998 was the Bank's prime rate plus one-quarter of one percent, and during 1997 was the Bank's prime rate plus one and one-half percent. Prime was 7.75% as of December 31, 1998 and was 8.5% as of December 31, 1997. As of December 31, 1998, there was nothing outstanding on the Note. However the Note is used to secure certain long-term letters of credit in the amount of $158,000. As such, as of December 31, 1998, the availability under the Note was $842,000.

             The Company's Revolving and Term Promissory Notes with the Bank are secured by all of the assets of the Company. Additionally, during the first quarter of 1998, SVP provided credit support in the form of two $1,000,000 standby letters of credit. One of the letters of credit is used to secure the Revolving Note and the other is used to secure the two outstanding Term Notes. The letter of credit securing the Term Notes will at all times equal the lesser of (a) the aggregate principal amount of the term loans, or (b) $1,000,000. During 1998, the Company failed to meet certain financial covenants included in the debt agreements, primarily due to severance and related costs. The Bank has agreed to waive the covenants.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(4), CONTINUED

       (B)   DEBT AGREEMENTS WITH INVESTORS

             During 1996 and 1997, the Company and its subsidiaries (the "Company") issued $2,975,000 five-year Promissory Notes ("Notes") and ten-year warrants to purchase 1,322,222 shares of the Company's common stock, at $2.25 per share, for an aggregate consideration of $2,975,000 to Furman Selz SBIC, L.P. ("Furman Selz") and SVP, S.A. ("SVP"). Notes in the amount of $2,025,000 and 900,000 warrants were purchased by Furman Selz on October 31, 1996 for the aggregate amount of $2,025,000 and are due on October 31, 2001. Notes in the amount of $950,000 and 422,222 warrants are held by SVP. Of the Notes held by SVP, a $475,000 Note, together with 211,111 warrants, was purchased for the aggregate amount of $475,000 on each of November 30, 1996 and August 25, 1997. The Notes are due five years after the respective purchase dates.

             All of the Notes accrue interest at an annual rate of 12% on the unpaid principal balance. Interest payments are made periodically on Notes, and the agreements allowed for the automatic deferral of some of the interest. Any interest deferred compounds and accrues interest at the rate of the Notes until paid. As of December 31, 1998, there was a total of $362,650 of accrued but unpaid interest on the Notes. Included in the total was $338,942 which was deferred in accordance with said provisions. All the deferred interest was paid on February 8, 1999.

       The aggregate maturities of long-term debt, excluding borrowings under the Commercial Revolving Promissory Note, for each of the five years subsequent to December 31, 1998 are as follows:

          Year ending December 31                                 Amount
          ----------------------                               ------------
                 1999                                            $  500,000
                 2000                                               300,000
                 2001                                             2,550,000
                 2002                                               475,000
                 2003                                                -
                                                               ------------
                                                                 $3,825,000
                                                               ============

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(5)    SHAREHOLDERS' EQUITY

        (A)   SALE OF COMMON STOCK

              On January 15, 1998, the Company entered into an agreement with SVP for SVP to purchase $1,000,000 of the Company's common stock at $1.25 per share. The transaction was completed in two parts. The Company issued 600,000 shares to SVP and issued a $250,000 Convertible Note on January 15, 1998, pending the availability of shares for issuance. The Note converted into 200,000 shares on February 20, 1998, when those shares became available in connection with the Company's litigation settlement (see note 11).

              With this transaction, SVP and its affiliates increased its ownership to approximately 37% of the then outstanding common shares in the Company, excluding outstanding warrants.

        (B)   COMMON STOCK WARRANTS

              On June 22, 1993, the Company issued warrants to a vice president of the Company under which he was entitled to purchase 4,000 shares of common stock for $1.31 per share during the five-year period commencing from that date. These warrants expired in June 1998 without having been exercised.

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

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(5), CONTINUED

       (C)    STOCK OPTION PLAN

              In January 1996, the Company adopted the FIND/SVP, Inc. 1996 Stock Option Plan (the "Plan"). The Plan, as amended in June 1998, authorizes grants of options to purchase up to 1,150,000 shares of common stock, issuable to employees, directors and consultants of the Company, at prices at least equal to fair market value at the date of grant (110% of the fair market value for holders of 10% or more of the outstanding shares of common stock).

              The options to be granted under the Plan will be designated as incentive stock options or non-incentive stock options by the Stock Option Committee. Options granted under the Plan are exercisable during a period of no more than ten years from the date of the grant (five years for options granted to holders of 10% or more of the outstanding shares of common stock). All options outstanding at December 31, 1998 expire within the next five years if not exercised. Options that are cancelled or expire during the term of the Plan are eligible to be re-issued under the Plan and, therefore, are considered available for grant.

              There were 21,000 options available for grant under the FIND/SVP, Inc. 1986 Stock Option plan (the "1986 Plan") upon its expiration in August 1996. These options, along with an additional 361,265 options from the 1986 Plan which either expired or were cancelled after August 1996 (including 235,000 during 1998), were no longer available for grant at December 31, 1998.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(5), CONTINUED

              Activity under the stock option plans is summarized as follows:

                                                                                              Weighted
                                                                                              average
                                                                        Options               exercise
                                                                        Granted               price
                                                                      ----------             ----------
                  Outstanding at December 31, 1995                       966,000              $ 1.15
                  Granted                                                689,350                2.00
                  Exercised                                             (366,437)               0.47
                  Cancelled and terminated                               (35,950)               1.76
                                                                      ----------             -------
                  Outstanding at December 31, 1996                     1,252,963                1.74

                  Granted                                                140,000                1.32
                  Exercised                                              (76,985)               0.77
                  Cancelled and terminated                              (139,265)               1.58
                                                                       ---------             -------
                  Outstanding at December 31, 1997                     1,176,713                1.78
                  Granted                                                366,500                0.84
                  Exercised                                              (12,900)               1.12
                  Cancelled and terminated                              (540,550)               1.46
                                                                       ---------             -------

                  Outstanding at December 31, 1998                       989,763                1.31
                                                                       =========              ======

                  Exercisable at December 31, 1998                       396,713
                                                                       =========

                  Available at December 31, 1998                         567,150
                                                                       =========

              As of December 31, 1998, there were 989,763 options outstanding, exercisable at $0.75 to $2.25, with a weighted average remaining contractual life of 3.15 years. As of December 31, 1998, there were 396,713 exercisable options, exercisable at $0.75 to $2.25, with a weighted average remaining contractual life of 3.14 years.

              On June 30, 1998 the Stock Option Committee of the Board of Directors voted in favor of a plan to re-price certain outstanding options held by employees on that date. There was a total of 89,550 options with original issue dates between 1994 and 1998 that were re-priced. The original exercise price of said options ranged from $1.21 to $2.25 and the weighted-average exercise price of those options was $1.78. The options were re-priced at $1.0625, the fair market value on June 30, 1998. All other aspects of the options were not changed. The weighted average exercise prices noted above reflect this repricing.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(5), CONTINUED

              Included in the options granted in 1996 are 300,000 options the Company granted to the President of the Company. Contingent upon meeting certain earnings levels over the life of his employment agreement, these options will vest on the certification date of the targeted earnings levels. The exercise price of these options will be equal to the fair market value of the common stock on the vesting date or 110% of such fair market value if the President is a holder of 10% or more of the outstanding shares of common stock on such date. During 1998, the President relinquished 75,000 of these options.

              At December 31, 1998, 1997 and 1996, the number of options exercisable was 396,713, 599,746 and 589,713, respectively, and the weighted-average exercise price of those options was $1.62, $1.79 and $1.61, respectively.

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

                                                                       1998             1997          1996
                                                                       ----             ----          ----
                  Net income (loss)         As reported                $ 756,000   (2,852,000)      (719,000)
                                            Proforma                     697,000   (2,931,000)      (781,000)
                                                                         -------  -----------      ---------
                  Earnings (loss)           Basic
                       per share               As reported                   .11         (.43)          (.11)
                                               Proforma                      .10         (.44)          (.12)
                                                                             ---        -----          -----
                                            Diluted
                                               As reported                   .11         (.43)          (.11)
                                               Proforma                      .10         (.44)          (.12)
                                                                             ---        -----          -----

              The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $0.33, $0.57 and $1.17, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1998 - expected dividend yield of 0%, risk-free interest rate of 6%, volatility of 48.8% and an expected life of 3 years; 1997 - expected dividend yield of 0%, risk-free interest rate of 6.5%, volatility of 56.4% and an expected life of 3 years; 1996 - expected dividend yield of 0%, risk-free interest rate of 6.5%, volatility of 87.8% and an expected life of 3 years. Volatility is calculated over the five preceding years for 1998, 1997 and 1996, respectively.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(5), CONTINUED

              Proforma net income (loss) reflects only options granted beginning in 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the proforma net income amounts presented above because compensation cost for options granted prior to January 1, 1995 is not considered and compensation cost is reflected over the options' vesting period of up to 5 years.

        (D)   COMMON STOCK ISSUED FOR SERVICES

              In 1997, the Company issued 25,000 shares of common stock with a value of $37,000 to a third party for services rendered.

              In 1996, the Company issued 21,940 shares of common stock with a value of $40,000 to a third party for services rendered.

        (E)   COMMON STOCK

              Effective June 1998, the Company amended its Certificate of Incorporation to increase the authorized number of common shares from 10,000,000 to 20,000,000.

        (F)   PREFERRED STOCK

              Effective June 1995, the Company amended its Certificate of Incorporation to authorize an additional class of stock consisting of 2,000,000 shares of $.0001 par value preferred stock. No shares have been issued as of December 31, 1998.

(6)    SVP INTERNATIONAL

       The Company entered into an agreement in 1971, amended in 1981, with SVP International, a Swiss company which, including its affiliated companies, owns 37% of the outstanding stock of the Company and is the beneficial owner (assuming the exercise of outstanding warrants) of 40.8% of the outstanding stock of the Company as of December 31, 1998 (see notes 4 and 15). The agreement provides that SVP International will aid and advise the Company in the operation of an information service and permit access to other foreign SVP information centers and the use of the SVP trademark and logo. The agreement shall continue in perpetuity, unless amended by the parties thereto. It provides that the Company will pay to SVP International royalties computed on an annual basis at the following rates: $18,000 per year, plus 1.2% of the gross profit from all publications included in the Company's gross revenues less than $10 million for such year, and 2% of the amount of the Company's nonpublishing gross revenues for each such year derived from the "FIND/SVP Service" in excess of $2 million but less than $4 million and 1% of the amount of such nonpublishing gross revenues in excess of $4 million but less than $10 million.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(6), CONTINUED

       Royalty charges under the agreement were $126,000, $131,000 and $137,000 in 1998, 1997 and 1996, respectively. Royalties accrued but unpaid were approximately $142,000 and $84,000 at December 31, 1998 and 1997, respectively, and are included in accrued expenses in the consolidated balance sheets. Additionally, SVP International charged the Company $50,000 during 1998 for management services rendered. This amount is included in accrued expenses as of December 31, 1998.

       The Company receives and renders information services to other members of the SVP network. Charges for such services are made at rates similar to those used for the Company's other clients.

 (7)   INCOME TAXES

       The provision for income taxes consists of the following:

                                                                       1998            1997          1996
                                                                       ----            ----          ----
                  Current:
                     Federal                                      $    -               (228,000)    (342,000)
                     State and local                                   -                  -            6,000
                                                                  -----------       -----------  -----------
                                                                       -               (228,000)    (336,000)
                   Deferred:
                     Federal                                          342,000          (983,000)     (52,000)
                     State and local                                  102,000          (204,000)     (99,000)
                                                                  -----------       -----------   ----------
                                                                      444,000        (1,187,000)    (151,000)
                     Valuation allowance                             (239,000)          519,000        -
                                                                  -----------       -----------  -----------
                                                                      205,000         (668,000)    (151,000)
                                                                  -----------       -----------  -----------
                                                                  $   205,000         (896,000)    (487,000)
                                                                  ===========       ===========     ========

       Income tax (benefit) expense differs from the amount computed by multiplying the statutory rate of 34% to income before income taxes due to the following:

                                                                        1998         1997          1996
                                                                        ----         ----          ----

          Income tax (benefit) expense at statutory rate          $   327,000    (1,274,000)    (410,000)
          Increase (reduction) in income taxes
              resulting from:
                 State and local income taxes, net of
                    Federal income tax benefit                         97,000      (204,000)     (99,000)
                 Nontaxable income                                    (30,000)      (34,000)     (33,000)
                 Nondeductible expenses                                31,000        18,000       38,000
                 Expiring tax credits                                     -          93,000          -
                 Other                                                 19,000       (14,000)      17,000
                                                                  -----------   -----------  -----------
                                                                      444,000    (1,415,000)    (487,000)
                 (Decrease) Increase in
                   Valuation allowance                               (239,000)      519,000        -
                                                                  -----------   -----------   ----------
                                                                  $   205,000      (896,000)    (487,000)
                                                                  ===========   ===========   ==========


                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(7), CONTINUED

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets, net of deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                                                     1998          1997
                                                                                     ----          ----
              Deferred tax assets:
                Accounts receivable, principally due to
                    allowance for doubtful accounts                              $     46,000       52,000
                 Leasehold improvements, principally
                    due to differences in amortization                                221,000      193,000
                 Deferred compensation, principally due to
                    accrual for financial reporting purposes                           85,000       76,000
                 Federal net operating loss carryforward                              440,000      465,000
                State and local net operating loss carryforward                       303,000      303,000
                 Impairment loss                                                        -          461,000
                 Restructuring charge                                                  38,000       91,000
                 Severance charges                                                    158,000         -
              Deferred tax liability:
                 Equipment, principally due to differences
                    in depreciation                                                  (248,000)    (154,000)
                 Goodwill, principally due to difference
                    in amortization                                                    (1,000)      (1,000)
                                                                                  -----------   ----------
                                                                                    1,042,000    1,486,000
              Valuation allowance                                                    (280,000)    (519,000)
                                                                                  -----------   ----------
                 Net deferred tax assets                                          $   762,000      967,000
                                                                                  ===========   ==========

       Management of the Company has determined, based on the Company's history of prior years' operating earnings relating to its consulting and business advisory businesses, that a valuation allowance of $280,000 and $519,000 as of December 31, 1998 and 1997, respectively, was necessary due to the uncertainty of future earnings to realize the net deferred tax asset. Of the net deferred tax asset, $322,000 and $286,000 as of December 31, 1998 and 1997, respectively, has been classified as current.

 (8)   EMPLOYEE BENEFITS AND DEFERRED COMPENSATION

       (A)    PENSION PLANS

              The Company established a 401(k) and profit sharing plan for all eligible employees. Participants may elect to defer up to 12% of their annual compensation which is subject to annual limitation as provided in Internal Revenue Code Section 415(d). The Company will contribute 20% of the employees' contributions up to 1% of their annual compensation. Profit sharing contributions are at the discretion of the Company. Participants vest in the employer's contribution at 20% after three years of service increasing by 20% for each additional year of service. The Company's

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(8), Continued

              contribution, accrued but unpaid, to this plan was $57,000 and $75,000 at December 31, 1998 and 1997, respectively.

              During 1997, the Company ceased funding its Target Benefit Pension Plan, and is in the process of terminating the plan, which will include filing for an IRS Determination Letter. As such, all participants were declared 100% vested on January 1, 1997. The Company had accrued $40,000 for estimated closing costs of the plan as of December 31, 1997. During 1998, the Company paid $9,000 of such costs, and $31,000 is included in accrued expenses as of December 31, 1998.

        (B)   DEFERRED COMPENSATION

              The Company maintains deferred compensation agreements for two officers, with benefits commencing upon retirement, death or disability. Deferred compensation expense under these agreements was approximately $20,000, $21,000 and $25,000 in 1998, 1997 and
              1996, respectively.

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

              During 1998, the Board amended the contract with the Company's President, to provide that at any time after the end of calendar year 1999, the President may elect to voluntarily leave the employ of the Company and receive the balance of his contract for the remaining term on his employment contract. The term of the contract runs through 2001.

              During February 1998, SVP, S.A. purchased additional shares of the Company. The purchase of the shares has triggered the change of control provisions in the above agreement. In consideration of SVP, S.A. providing two $1,000,000 letters of credit

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(8), Continued

              to secure the company's debt agreements with a commercial bank during march 1998, the president has waived his rights related to the change of control provision in his agreement, only as it relates to the holdings of svp, s.a. and its affiliates, in the company.

              Effective September 30, 1998, the Company accepted the resignation of an Executive Officer. In connection with his severance agreement, coupled with the signing of a release and agreement not to compete dated October 5, 1998, and the immediate return of his outstanding options, the Executive Officer will be receiving his then current compensation, including benefits, for the next two years. Accordingly, the Company has accrued $475,000 for severance and related costs to selling, general and administrative expenses at September 30, 1998.

              Severance arrangements for members of the Operating Management Group ("OMG")were agreed upon by the Board of Directors on January 25, 1999. The sense of the discussion was that severance agreements should be entered into with each of the members of the OMG providing for (a) a normal severance benefit for nine (9) months, which would be increased to one (1) year after the employee has served as a member of the OMG for a continuous period of two (2) years, in the event the employee's services are terminated without cause, and (b) a severance benefit of one (1) year in the event the separation from service is due to (i) a change in control, and (ii) the employee suffers, within one (1) year thereafter, either (A) a discontinuation of duties, or (B) an office change of at least 50 miles, or (C) a reduction in compensation, or (D) a termination of employment other than for cause. Severance agreements are currently being prepared.

(9)    SUPPLEMENTAL CASH FLOWS INFORMATION

       Cash paid for interest and income taxes during the years ended December 31, 1998, 1997 and 1996 was as follows:

                                      1998          1997          1996
                                   ----------      -------      --------
         Interest                  $  292,000      383,000       270,000
                                   ==========      =======    ==========
         Income taxes              $   -             3,000       164,000
                                   ==========        =====    ==========

       The Company had the following non-cash financing activities:

       In connection with the Company's sale of Published Research assets during 1998, the Company received a $550,000 four-year note.

       In March 1998, a $250,000 convertible note with a related party was converted into common stock.

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

 (10)  ACCRUED EXPENSES

       Accrued expenses at December 31, 1998 and 1997 consisted of the following:

                                                      1998             1997
                                                      ----             ----
       Accrued bonuses and
          employee benefits (note 8)               $  477,000        812,000
       Accrued severance and
          retirement (notes 13 and 14)                694,000        233,000
       Accrued expenses billed to clients             117,000        233,000
       Accrued SVP royalty (note 6)                   142,000         84,000
       Other accrued expenses                         433,000        510,000
                                                   ----------     ----------
                                                   $1,863,000      1,872,000
                                                   ==========     ==========

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

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

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(11),  CONTINUED

       On January 20, 1998, Asset Value and the Company entered into a settlement agreement pursuant to which Asset Value dismissed with prejudice the two pending actions described above. Furthermore, Asset Value agreed that for five years neither Asset Value nor Paul Koether will purchase, either directly or indirectly, any shares of stock in the Company, or own or control, either directly or indirectly, any shares of stock in the Company. As part of the settlement, the Company purchased 274,400 shares of the Company's common stock from the plaintiff for $1.25 per share, totaling $343,000. The purchase price contained a premium of $0.50 per share over the closing trade price of the Company's common stock on the date of settlement, or $137,000. As a result of the above, the Company recorded treasury stock of $206,000 and expense of $137,000. The Company used proceeds from its insurance company of $495,000 to purchase the shares and to pay plaintiff and Company legal fees in the amount of $110,000 and $42,000, respectively. Accordingly, the Company recorded other income and other expense of $289,000, respectively, related to this matter, with the remaining balance of $206,000 offset against the aforementioned treasury stock repurchase amount, thus reducing the net treasury stock to zero. Of the 274,400 shares purchased by the Company, 200,000 shares were issued to SVP to convert the convertible note issued on January 15, 1998 into common stock and 74,400 shares were retired. SVP, S.A. purchased the remaining 625,600 shares held by Asset Value for $1.25 per share. In addition, the Company agreed that if within two years (a) the Company sells all or substantially all of its assets, (b) the Company is merged into or combined with another company, (c) any person acquires a majority of the outstanding shares of the Company pursuant to a tender offer, (d) the Company is taken private, or (e) the Company undergoes a recapitalization or restructuring, and in any such case the shareholders of the Company receive consideration (whether cash, securities or otherwise) of more than $1.25 per share, then, immediately after the consummation of such transaction, the Company will pay to Asset Value an amount equal to 900,000 times the difference between $1.25 and the amount paid to the shareholders up to a maximum difference of $1.75 per share (i.e., a maximum price of $3.00 per share).

 (12)  IMPAIRMENT LOSS

       During the fourth quarter of 1997, the Company decided to sell the majority of assets held in the Published Research Division, and, accordingly retained the services of an investment banking firm to effectuate the sale. As a result, the Company reported the carrying value of the assets held for sale at the lower of cost or their estimated net realizable values. As a result of the Company's decision, an impairment loss of $1,047,000 was recorded in December 1997. The Company presented the assets held for sale as a separate line item in its December 31, 1997 consolidated balance sheet. During 1998, the Company sold the aforementioned assets (see note 13).

       The aforementioned charge included write-downs of inventory of $517,000, fixed assets of $405,000, goodwill of $102,000 and deferred charges of $23,000. There are no cash implications relating to this charge.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(13)   SALE OF ASSETS AND ASSET DISPOSAL

       On July 2, 1998, the Company completed the sale of substantially all of the assets of its Published Research subsidiary pursuant to an Asset Purchase Agreement dated as of June 26, 1998. The Company recorded a $20,000 gain related to this sale. The assets included, among other things, the tangible and intangible assets, properties, rights and business of Published Research relating to the following product lines:
       (i) FIND/SVP Market Intelligence Reports; (ii) Packaged Facts Market Intelligence Reports; (iii) Specialists in Business Information Market Intelligence Reports; (iv) MarketLinks; (v) Ice Cream Report: The Newsletter for Ice Cream Executives; (vi) How to Find Market Research Online; (vii) Analyzing Your Competition; (viii) Finding Business Research on the Web; and (ix) ShareFacts. The Company received, in consideration of the sale, $1,250,000 in cash ($250,000 was received on June 29, 1998, and $1,000,000 was received on July 2, 1998), a Promissory Note (the "Note") in the amount of $550,000 and the purchaser assumed certain liabilities in the amount of $85,000. The Note bears interest at a rate of 8% per annum and is payable in four equal annual installments commencing June 26, 1999. Interest is payable annually with each installment of principal. The Company was granted a purchase money security interest in the assets, which is subordinate to a security interest in assets held by a lender of the purchaser. The Note is guaranteed by a principal of the purchaser. Prior to the sale, during 1998, revenues from the assets sold were $2,522,000.

       During the fourth quarter of 1997, the Company sold certain assets held in its Emerging Technologies Research Group ("ETRG"). The Company recorded a $28,000 loss related to this sale. In accordance with the terms of the Agreement, the Company received a two-year $125,000 Note bearing interest at an annual rate of 10% payable as follows: $31,250 plus accrued interest on May 4,1998, and quarterly principal payments of $15,625 plus accrued interest commencing on August 4, 1998, and on the fourth day of each November, February, May and August thereafter. The final payment is due November 4, 1999. To date, all payments have been received in a timely manner. The Company holds a security interest in the ETRG database as collateral for the Note. The purchaser also assumed various liabilities in connection with the transaction and the Company is receiving a 5% royalty for a two-year period on sales generated by the assets sold.

       During the fourth quarter of 1997, the Company ceased the consumer oriented operation of its FIND/SVP Internet Services, Inc. subsidiary. Accordingly, the Company recorded a charge of $500,000 in the fourth quarter of 1997 related to the closing of the subsidiary. The charge included $35,000 of severance, all of which was paid by March 31, 1998. The remainder of the charge included the write-down of certain assets of $408,000, $16,000 of shut-down costs paid in the first quarter of 1998, and rent expense of $41,000 for the first quarter of 1998 as the Company intended to sublease the space or be relieved of its obligation for 10,000 square feet of office space by the landlord during the second quarter of 1998. During the second quarter of 1998 the Company received payment of $75,000 from the landlord for giving up its rights to this portion of the lease. The Company also had rental expenses of $26,400 during the second quarter of 1998, prior to the agreement with the landlord. The $75,000 was recorded as Other Income and the $26,400 was recorded as other expenses.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(14)   RESTRUCTURING CHARGES

       On March 27, 1998, the Company reduced its full-time labor force in its core business by 20 positions. As a result the Company recorded a restructuring charge of $321,000 during the quarter ended March 31, 1998. The charge consisted mainly of severance payments, which will be fully paid by February 15, 1999, outplacement services and legal costs associated with the elimination of the positions. As of December 31, 1998, $16,000 related to this charge remains accrued but unpaid.

       In conjunction with the Company's decision to re-focus its efforts on its core competencies (see note 1(a)), the Company reduced its general and administrative staff on December 31, 1997. Accordingly, the Company recorded a $155,000 restructuring charge, primarily for severance costs, during the fourth quarter of 1997, all of which was paid in 1998.

       During the third quarter of 1996, the Company implemented a plan to restructure and consolidate operations, which included the reorganization of its operating units and a change in the method of marketing and cross-selling its various products. As a result, the Company recorded a pre-tax restructuring charge of $802,000 during the third quarter of 1996.

       The restructuring charge included a writedown of certain assets of $490,000, severance and retirement charges of $167,000, charges relating to marketing and planning materials which will not be used after the restructuring of $117,000 and charges for the consolidation and reduction of several small and unprofitable product groups of $28,000, of which $122,000 and $47,000 of the remaining severance and retirement payments has been included in accrued expenses at December 31, 1996 and 1997.

                         FIND/SVP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

(15)   SEGMENT REPORTING

       During 1998, 1997 and 1996 the Company operated primarily in two business segments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information." The operating segments were: (i) Consulting and Business Advisory, which consists of QCS and SCRG; and (ii) Published Research Products, which consisted of Published studies, ETRG and various Newsletters.

       In accordance with SFAS No. 131, the Company is disclosing the results of the operating segments for each of the three years below.

                                                         YEARS ENDED DECEMBER 31,
                                                         (AMOUNTS IN THOUSANDS)

                                                 1998              1997             1996
                                           --------------    -------------     -------------
                                                $               $                  $
    NET ASSETS
    Consulting and Business Advisory              10,999          10,594              8,234
    Published Research Products                      705           1,887              4,326
    All Other                                          -               -                386
                                              ----------      ----------         ----------
    Total Net Assets                              11,704          12,481             12,946
                                              ----------      ----------         ----------

    REVENUES
    Consulting and Business Advisory              25,456          25,959             24,172
    Published Research Products                    2,718           6,018              6,323
    All Other                                          -              50                 30
                                              ----------      ----------         ----------
    Total Revenues                                28,175          32,027             30,525
                                              ----------      ----------         ----------
    OPERATING INCOME (LOSS)
    Consulting and Business Advisory               1,313            (165)               914
    Published Research Products                       16          (2,295)            (1,739)
    All Other                                          -            (676)                 1
                                              ----------      ----------         ----------
    Total Operating Income (Loss)                  1,329         (3,136)              (824)
                                              ----------      ----------         ----------

    DEPRECIATION AND AMORTIZATION
         INCLUDED ABOVE

    Consulting and Business Advisory               1,002             885                764
    Published Research Products                       96             238                210
    All Other                                          -              24                  -
                                              ----------      ----------         ----------
   Total Depreciation and Amortization             1,098           1,147                974
                                              ----------      ----------         ----------

                                   Schedule II

                         FIND/SVP, INC. AND SUBSIDIARIES
                        Valuation and Qualifying Accounts

                  Years ended December 31, 1998, 1997 and 1996
                            (in thousands of dollars)

                                                      Balance at       Additions
                                                       beginning      charged to       Deduc-         Balance at
               CLASSIFICATION                           of year        earnings       tions (1)       end of year
                                                        -------        --------       ---------       -----------

Year ended December 31, 1998:
    Allowance for doubtful accounts                      $ 118           164              178              104
                                                          ====          ====             ====             ====

Year ended December 31, 1997:
    Allowance for doubtful accounts                      $ 103           254              239              118
                                                          ====          ====             ====             ====

Year ended December 31, 1996:
    Allowance for doubtful accounts                      $ 105           287              289              103
                                                          ====          ====             ====             ====

Note:    (1)  Amounts written off, net of recoveries.