Form 10-Q
period 1999-03-31
FIND SVP INC
filed 1999-05-14
CIK 801338

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ---------------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------

                  For the quarterly period ended March 31, 1999
                                                 --------------

                           Commission file no.0-15152
                                           ----------

                                 FIND/SVP, INC.
                                 --------------
             (Exact name of Registrant as specified in its charter)

          NEW YORK                               13-2670985
     ----------------------------                ----------------
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

              YES     X                           NO
                 -----------                        ----------

Number of shares of Common Stock outstanding at May 1, 1999:  7,120,669

                         FIND/SVP, INC. AND SUBSIDIARIES
                                      Index


PART I. FINANCIAL INFORMATION                                            Page

     ITEM 1. Financial Statements
         Condensed Consolidated Balance Sheets
            March 31, 1999 (unaudited) and
              December 31, 1998                                            3

         Condensed Consolidated Statements of Operations
             Three Months Ended March 31, 1999
               and 1998 (unaudited)                                        4

         Condensed Consolidated Statements of Cash Flows
             Three Months Ended March 31, 1999
               and 1998 (unaudited)                                        5

         Notes to Condensed Consolidated Financial Statements              6

     ITEM 2. Management's Discussion and Analysis of
             Financial Condition and
                 Results of Operations                                     9

PART II. OTHER INFORMATION

     ITEM 6. Exhibits and Reports on Form 8-K                             15

SIGNATURES                                                                16

                                     PART I.
                              FINANCIAL INFORMATION

                                     ITEM I.
                              FINANCIAL STATEMENTS

                         FIND/SVP, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets

                                                                                       March  31,       December 31,
                                                                                          1999             1998
                                                                                          ----             ----
                                 ASSETS                                               (unaudited)

Current assets:
    Cash                                                                               $  1,749,000       2,307,000
    Accounts receivable, net                                                              2,269,000       2,188,000
    Note receivable                                                                         184,000         200,000
    Deferred tax assets                                                                     322,000         322,000
    Prepaid expenses                                                                        396,000         466,000
                                                                                       ------------      ----------

                  Total current assets                                                    4,920,000       5,483,000

Equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $5,701,000 in 1999 and
    $5,472,000 in 1998                                                                    4,178,000       4,250,000

Goodwill, net                                                                               104,000         106,000
Other assets                                                                              1,853,000       1,865,000
                                                                                       ------------      ----------

                                                                                       $ 11,055,000      11,704,000
                                                                                       ============      ==========
                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable, current installments                                                        --           500,000
    Accounts payable                                                                        600,000         497,000
    Other current liabilities                                                             1,290,000       1,917,000
                                                                                       ------------      ----------

                  Total current liabilities                                               1,890,000       2,914,000

Unearned retainer income                                                                  2,760,000       1,917,000
Notes payable, net, excluding current installments                                        2,959,000       3,307,000
Other liabilities                                                                           388,000         578,000
                                                                                       ------------      ----------

                  Total liabilities                                                       7,997,000       8,716,000
                                                                                       ------------      ----------
Shareholders' equity:
    Preferred stock, $.0001 par value.  Authorized 2,000,000 shares;
       none issued and outstanding                                                             --              --
    Common stock, $.0001 par value.  Authorized 20,000,000 shares;
       issued and outstanding 7,120,669 shares at March 31, 1999;
       issued and outstanding 7,114,169 shares at December 31, 1998                           1,000           1,000
    Capital in excess of par value                                                        4,891,000       4,886,000
    Accumulated deficit                                                                  (1,834,000)     (1,899,000)
                                                                                       ------------      ----------
                  Total shareholders' equity                                              3,058,000       2,988,000
                                                                                       ------------      ----------
                                                                                       $ 11,055,000      11,704,000
                                                                                       ============      ==========

See accompanying notes to condensed consolidated financial statements

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                          Three months ended March 31,


                                                                          1999            1998
                                                                          ----            ----

Revenues                                                               $ 5,486,000      8,197,000
                                                                       -----------    -----------

Operating expenses:
    Direct costs                                                         2,776,000      4,324,000
    Selling, general and administrative expenses                         2,483,000      3,508,000
    Restructuring charge                                                      --          321,000
                                                                       -----------    -----------

       Operating income                                                    227,000         44,000

Interest income                                                             33,000          7,000
Other income                                                                  --          289,000
Interest expense                                                          (139,000)      (136,000)
Other expense                                                                 --         (289,000)
                                                                       -----------    -----------
       Income (loss) before provision (benefit) for income taxes           121,000        (85,000)

Provision (benefit) for income taxes                                        56,000        (39,000)
                                                                       -----------    -----------

       Net income (loss)                                               $    65,000        (46,000)
                                                                       ===========    ===========


Earnings (loss) per common and common stock equivalent share:
       Basic                                                           $      0.01          (0.01)
                                                                       ===========    ===========
       Diluted                                                         $      0.01          (0.01)
                                                                       ===========    ===========

Weighted average number of common and common stock equivalent shares outstanding:
       Basic                                                             7,117,586      7,042,177
                                                                       ===========    ===========
       Diluted                                                           7,203,913      7,042,177
                                                                       ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                          Three months ended March 31,

                                                                                1999                   1998
                                                                                ----                   ----
Cash flows from operating activities:
    Net income (loss)                                                       $    65,000                 (46,000)
                                                                            -----------             -----------
    Adjustments to reconcile net income
     (loss) to net cash provided by
       operating activities:
          Depreciation and amortization                                         289,000                 319,000
          Provision for losses on accounts receivable                             7,000                  53,000
          Decrease in assets held for sale                                         --                    18,000
          Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                        (88,000)                258,000
              Decrease (increase) in prepaid expenses                            70,000                 (45,000)
              Increase in other assets                                          (44,000)               (107,000)
              Increase (decrease) in accounts payable                           103,000                (385,000)
              Decrease in other current liabilities                            (627,000)                (74,000)
              Increase in unearned retainer income                              843,000               1,004,000
              (Decrease) increase in other liabilities                         (190,000)                 29,000
                                                                            -----------             -----------
                 Total adjustments                                              363,000               1,070,000
                                                                            -----------             -----------
                 Net cash provided by operating activities                      428,000               1,024,000
                                                                            -----------             -----------

Cash flows from investing activities:
    Capital expenditures                                                       (157,000)               (194,000)
    Other                                                                        16,000                  42,000
                                                                            -----------             -----------

                 Net cash used in investing activities                         (141,000)               (152,000)
                                                                            -----------             -----------

Cash flows from financing activities:
    Principal payments under notes payable                                     (850,000)             (1,374,000)
    Proceeds from issuance of
      convertible note-related party                                               --                   250,000
    Proceeds from exercise of stock options                                       5,000                   2,000
    Proceeds from issuance of common stock                                         --                   750,000
    Payments to acquire treasury stock                                             --                  (206,000)
    Proceeds from insurance company, net of expenses                               --                   206,000
                                                                            -----------             -----------

              Net cash used in financing activities                            (845,000)               (372,000)
                                                                            -----------             -----------

                 Net (decrease) increase in cash                               (558,000)                500,000
Cash at December 31, 1998 and 1997                                            2,307,000                 139,000
                                                                            -----------             -----------
Cash at March 31, 1999 and 1998                                             $ 1,749,000                 639,000
                                                                            ===========             ===========
Non-cash financing activities:
    Conversion of note into common stock                                    $      --                   250,000
                                                                            ===========             ===========

See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

A. MANAGEMENT'S STATEMENT

In the opinion of Management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position at March 31, 1999, and the results of operations for the three month period ended March 31, 1999 and 1998 and cash flows for the three month period ended March 31, 1999 and 1998. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

FIND/SVP, Inc. (the "Company") has reclassified certain prior year balances to conform with the current presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

B. EARNINGS (LOSS) PER SHARE

For the three month periods ended March 31, 1999 and 1998 there were 7,117,586 and 7,042,177, respectively, weighted-average common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if options and warrants to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the three month period ended March 31, 1999, there were 7,203,913 diluted weighted-average common and common equivalent shares outstanding. For the three month period ended March 31, 1998, diluted weighted-average common and common equivalent shares outstanding were the same as basic weighted-average common and common equivalent shares outstanding as all common share equivalents were antidilutive given that the Company had a net loss for that period.

The number of common share equivalents that could potentially dilute basic earnings (loss) per share in the future and that were not included in the computation of diluted earnings (loss) per share because they were antidilutive were 2,504,343 and 2,821,648, respectively, for the three month periods ended March 31, 1999 and 1998.

C. BORROWINGS

During the quarter ended March 31, 1999, the Company paid in full its outstanding borrowings under five-year Term Notes with State Street Bank and Trust (the "Bank") in the amount of $850,000. Additionally, during March 1999, the Company decided not to renew its line of credit with the Bank to eliminate the expense of the stand-by letters of credit provided by SVP, S.A. ("SVP"), a major shareholder of the Company, as security on the debt agreements. In connection with the payment of the Term Notes and the decision to not renew its line of credit with the Bank, the Bank released two $1 million standby letters of credit provided by SVP.

During the quarter  ended March 31, 1999,  the Company paid $367,000 of accrued,
deferred   interest  related  to  its  borrowings  under  debt  agreements  with investors, to fully fund previously deferred interest payments.

D. INCOME TAXES

The $56,000 provision for income taxes as of March 31, 1999 represents 46% of the income before provision for income taxes as of March 31, 1999. The provision consists of federal, state and local income taxes. The effective tax benefit was 45.9% as of March 31, 1998. The benefit represented a deferred tax benefit from a net operating loss carryforward for federal, state and local income taxes.

E. SEGMENT REPORTING

The Company currently operates primarily in one business segment, providing consulting and business advisory services including the Quick Consulting and Research Service ("QCS") which provides retainer clients with access to the expertise of the Company's staff and information resources; and the Strategic Consulting and Research Group ("SCRG") which provides more extensive, in-depth custom market research and competitive intelligence information, as well as customer satisfaction and loyalty programs. Prior to its sale in the third quarter of 1998, the Company had an additional segment, Published Research Products. The Company considers its QCS and SCRG service activities, which operate as a "Consulting and Business Advisory" business, to be its core competency.


                                                       Three months ended March 31,
                                                          (Amounts in thousands)
                                                    1999                         1998
                                         ---------------------------  ---------------------------
                                                             PERCENT                      PERCENT
                                                $           OF TOTAL         $           OF TOTAL
                                                -           --------         -           --------
NET ASSETS

Consulting and Business Advisory                  11,055      100.0%           11,099       87.8%
Published Research Products                           --        0.0%            1,540       12.2%
                                         ---------------------------  ---------------------------
Total Net Assets                                  11,055      100.0%           12,639      100.0%
                                         ---------------------------  ---------------------------

REVENUES

Consulting and Business Advisory                   5,486      100.0%            6,866       83.8%
Published Research Products                           --        0.0%            1,331       16.2%
                                         ---------------------------  ---------------------------
Total Revenues                                     5,486      100.0%            8,197      100.0%
                                         ---------------------------  ---------------------------

OPERATING INCOME

Consulting and Business Advisory (1)                 227      100.0%               40       90.9%
Published Research Products                           --        0.0%                4        0.1%
                                         ---------------------------  ---------------------------
Total Operating Income (1)                           227      100.0%               44      100.0%
                                         ---------------------------  ---------------------------

DEPRECIATION AND AMORTIZATION
     INCLUDED ABOVE

Consulting and Business Advisory                     265      100.0%              251       81.8%
Published Research Products                           --        0.0%               56       18.2%
                                         ---------------------------  ---------------------------
Total Depreciation and Amortization                  265      100.0%              307      100.0%
                                         ---------------------------  ---------------------------

(1) 1998 Operating Income included a $321,000 restructuring charge for severance and related costs.

H. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. The Company intends to adopt SFAS No. 133 on January 1, 2000. At the current time the Company does not utilize derivative instruments, and accordingly it is anticipated that the adoption of SFAS No. 133 will not affect the Company's consolidated financial position and results of operations.

                                    ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 1999 compared to three months ended March 31, 1998.

GENERAL

FIND/SVP, Inc. provides a broad consulting, advisory and business intelligence service to executives and other decision-making employees of client companies, primarily in the United States. The Company currently operates primarily in one business segment, providing consulting and business advisory services including the Quick Consulting and Research Service ("QCS") which provides retainer clients with access to the expertise of the Company's staff and information resources; and the Strategic Consulting and Research Group ("SCRG") which provides more extensive, in-depth custom market research and competitive intelligence information, as well as customer satisfaction and loyalty programs. Prior to its sale in the third quarter of 1998, the Company had an additional segment, Published Research Products ("PRP"). The Company considers its QCS and SCRG service activities, which operate as a "Consulting and Business Advisory" ("CBA") business, to be its core competency.

SEGMENT REPORTING

In accordance with SFAS No. 131, the Company is disclosing the results of the operating segments for each of the quarters below.


                                                      Three months ended March 31,
                                                         (Amounts in thousands)
                                                    1999                         1998
                                         ---------------------------  ---------------------------
                                                             PERCENT                      PERCENT
                                                $           OF TOTAL         $           OF TOTAL
                                                -           --------         -           --------
NET ASSETS

Consulting and Business Advisory                  11,055      100.0%           11,099       87.8%
Published Research Products                           --        0.0%            1,540       12.2%
                                         ---------------------------  ---------------------------
Total Net Assets                                  11,055      100.0%           12,639      100.0%
                                         ---------------------------  ---------------------------

REVENUES

Consulting and Business Advisory                   5,486      100.0%            6,866       83.8%
Published Research Products                           --        0.0%            1,331       16.2%
                                         ---------------------------  ---------------------------
Total Revenues                                     5,486      100.0%            8,197      100.0%
                                         ---------------------------  ---------------------------

OPERATING INCOME

Consulting and Business Advisory (1)                 227      100.0%               40       90.9%
Published Research Products                           --        0.0%                4        0.1%
                                         ---------------------------  ---------------------------
Total Operating Income (1)                           227      100.0%               44      100.0%
                                         ---------------------------  ---------------------------

DEPRECIATION AND AMORTIZATION
     INCLUDED ABOVE

Consulting and Business Advisory                     265      100.0%              251       81.8%
Published Research Products                           --        0.0%               56       18.2%
                                         ---------------------------  ---------------------------
Total Depreciation and Amortization                  265      100.0%              307      100.0%
                                         ---------------------------  ---------------------------

(1) 1998 Operating Income included a $321,000 restructuring charge for severance and related costs.

REVENUES

The Company's revenues decreased by $2,711,000 or 33.0% to $5,486,000 for the three-month period ended March 31, 1999 from $8,197,000 for the three-month period ended March 31, 1998. The decrease was due to the sale of assets from PRP completed during the third quarter of 1998, and a decline in revenues of 20.1% in the CBA segment.

QCS accounted for 85.6% and 64.2%, and SCRG accounted for 13.4% and 19.1% of the Company's revenues for the three-month periods ended March 31, 1999 and 1998, respectively. QCS revenues decreased by 10.8% and SCRG revenues decreased by 53.1% for the three-month period ended March 31, 1999, as compared to the comparable period of the prior year. The decrease in QCS was due primarily to a reduction in the number of retainer clients and a reduction in the retainer base during the period ended March 31, 1999 as compared to the comparable period of the prior year. During the first quarter of 1999 the Company experienced a reduction in the number of retainer clients of 4.1% and a reduction in the retainer base of 4.6%. The Company believes these reductions are primarily due to staff turnover in the sales force during 1998, the Company's reorganization in the months following the sale of the PRP assets and the subsequent reorganization of the sales department for 1999. The Company anticipates a continued decline in the retainer base through at least the second quarter of 1999. Until this trend is reversed, and the retainer base is brought back to previous levels, the Company expects revenue declines in QCS on a quarter to quarter basis. The decrease in SCRG revenues is primarily due to staff turnover during 1998, which affected the marketing efforts of SCRG. The Company believes the staff turnover in this area is now under control. However, the Company anticipates reduced revenues to continue through at least the second quarter of 1999, as compared to the like quarters of 1998.

DIRECT COSTS

Direct costs decreased by 35.8% or $1,548,000 to $2,776,000 for the three-month period ended March 31, 1999, from $4,324,000 for the three month period ended March 31, 1998. As a percent of revenues, direct costs decreased to 50.6% for the three-month period ended March 31, 1999, from 52.8% for the corresponding period in 1998. The decrease in total direct costs and direct costs as a percentage of revenues are due primarily to the sale of the PRP assets, which was completed in the third quarter of 1998, and a general reduction of direct operating expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses declined by 29.2% or $1,025,000 to $2,483,000 for the three-month period ended March 31, 1999 from $3,508,000 for the three month period ended March 31, 1998. As a percent of revenues, selling, general and administrative expenses increased to 45.3% for the three-month period ended March 31, 1999, from 42.8% for the corresponding period in 1998. The decrease in selling, general and administrative expenses is due primarily to the sale of assets, the reduction of the general and administrative staff and the sales staff (primarily due to turnover), and the continued reduction of general operating expenses. The increase in selling, general and administrative expenses as a percent of revenues was due primarily to the reduced level of CBA revenues during the period as compared to the same period in the prior year.

RESTRUCTURING CHARGE

On March 27, 1998, the Company reduced its full-time labor force in its core business by 20 positions. As a result, the Company recorded a restructuring charge of $321,000 during the quarter ended March 31, 1998. The charge consisted mainly of severance payments, which were fully paid by February 15, 1999, outplacement services and legal costs associated with the elimination of the positions. As of March 31, 1999, $2,000 related to this charge remains accrued but unpaid.

OPERATING INCOME

The Company had operating income of $227,000 for the three months ended March 31, 1999, as compared to operating income of $44,000 for the three months ended March 31, 1998. The three months ended March 31, 1998 included a pre-tax restructuring charge of $321,000 related to a reduction in its full time labor force. During the period ended March 31, 1999, all operating income was derived from the CBA segment as compared to the same period in 1998 when CBA had operating income of $40,000, including the $321,000 restructuring charge, and PRP had operating income of $4,000.

INTEREST INCOME AND EXPENSE

During the quarter ended March 31, 1999, the Company earned $33,000 in interest income, which increased from $7,000 in 1998. The increase in 1999 was a result of the increased cash balance during the quarter ended March 31, 1999, coupled with interest earned on notes receivable.

Interest expense was $139,000 for the three-month period ended March 31, 1999, which was an increase from $136,000 for the same period in 1998. The increase in interest expense was primarily due to the expensing of $12,000 of deferred financing fees related to the payment in full of outstanding Term Notes with the Bank (see Liquidity and Capital Resources).

OTHER INCOME AND EXPENSE

During the first quarter of 1998, the Company entered into a settlement agreement regarding a shareholder lawsuit, which began during 1997, pursuant to which the suit was dismissed with prejudice. As part of the settlement, the Company purchased 274,400 shares of the Company's Common Stock from the plaintiff for $1.25 per share, totaling $343,000. The purchase price contained a premium of $0.50 per share over the closing trade price of the Company's Common Stock on the date of settlement, or $137,000. As a result of the above, the Company recorded treasury stock of $206,000 and expense of $137,000. The Company used proceeds from its insurance company of $495,000 to purchase the shares and to pay plaintiff and Company legal fees in the amount of $110,000 and $42,000, respectively. Accordingly, the Company recorded other income and other expense of $289,000, respectively, related to this matter, with the remaining balance of $206,000 offset against the aforementioned treasury stock repurchase amount, thus reducing the net treasury stock transaction to zero.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased by $461,000 to $3,030,000 on March 31, 1999, as compared to December 31, 1998. Cash balances were $1,749,000 and $2,307,000 on March 31, 1999 and December 31, 1998, respectively.

During the quarter ended March 31, 1999, the Company paid in full its outstanding borrowings under five-year Term Notes with the Bank in the amount of $850,000. In addition, the Company paid all of the accrued, deferred interest related to its debt agreements with investors, in the amount of $367,000. Also during March 1999, the Company decided not to renew its line of credit with the Bank to eliminate the expense of the stand-by letters of credit provided by SVP as security on the debt agreements. In connection with the payment of the Term Notes and the decision to not renew its line of credit with the Bank, the Bank released two $1 million standby letters of credit provided by SVP.

The Company currently is negotiating with a financial institution for a line of credit. No assurance can be given that the Company will be successful in obtaining a new line of credit.

The Company expects to spend approximately $550,000 for capital items for the remainder of 1999. The major portion of these expenditures will be for the continued enhancement of internal software and computer equipment, as well as to repair the HVAC system at one of its locations.

The Company believes that its current cash balance and cash flow from operations will be sufficient to cover its expected capital expenditures for the next 12 months and that it will have sufficient liquidity for the next 12 months.

MARKET FOR COMPANY'S COMMON EQUITY

On April 27, 1999, the Company received notification from the NASDAQ Stock Market, Inc. ("NASDAQ") that the Company was not in compliance with NASDAQ's $1.00 minimum bid price requirement, the shares of the Company's Common Stock having closed below the minimum bid price for 30 consecutive business days. To regain compliance with this standard the Company's common stock must have a closing bid price at or above $1.00 for ten consecutive trading days within the 90- calendar day period following the advent of non-compliance. If compliance is not met, NASDAQ will issue a delisting letter which will identify the review procedures. The Company may request a review at that time, which will generally stay delisting. The Company also had received non-compliance notifications on January 21, 1999 and during the first quarter of 1998. However with respect to those notifications, the Company's Common Stock subsequently met the required minimum bid price for ten consecutive trading days.

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

     3) Implementation - This phase includes executing the implementation plan for all applicable hardware and software, interfaces and systems. This involves testing the changes in a Year 2000-simulated environment, beginning to utilize the changed procedures in actual operations, and vendor interface testing. The implementation phase, including testing for certain critical applications, has commenced and is expected to be completed by June 1999 for applications and IT equipment and non-IT embedded systems. All other components of the implementation phase are expected to be completed by September 1999. Additionally, subsequent to final implementation, the Company will conduct live testing on January 1 and 2, 2000, before business commences on January 3, 2000.

The Company's remediation plan for its Year 2000 issue is an ongoing process and the estimated completion dates above are subject to change.

      THE RISK OF THE COMPANY'S YEAR 2000 ISSUE

Overall, at this time the Company believes that its systems will be Year 2000 compliant in a timely manner for several reasons. Several significant marketing and fulfillment systems already are compliant. In addition, the Company extensively utilizes certain shared applications that should be remediated once and then deployed. Also, comprehensive testing of all critical systems is planned to be conducted in a simulated Year 2000 environment.

The Company believes that the area of greatest risk to the Company surrounding the Year 2000 issue relates to significant suppliers' failing to remediate their Year 2000 issues in a timely manner. The Company has relationships with certain significant suppliers. These relationships may be material in the aggregate to the Company. The Company relies on suppliers to deliver a broad range of services, including Internet access, online search capabilities, supplies of promotional materials and paper, warehouse facilities, lettershops which assemble promotional mailings, postal delivery services, banking services, telecommunications and electricity. The Company is communicating with its significant suppliers to determine the extent to which it may be affected by those third parties' plans to remediate their own Year 2000 issue in a timely manner. The level of preparedness of significant suppliers can vary greatly. If a number of significant suppliers are not Year 2000 compliant, this could have a material adverse effect on the Company's results of operations, financial position or cash flow.

      THE COMPANY'S CONTINGENCY PLANS

The Company is developing its contingency plans and expects to have them completed by June 1999. To mitigate the effects of the Company's or significant suppliers' potential failure to remediate the Year 2000 issue in a timely manner, the Company would take appropriate actions. Such actions may include having arrangements for alternate suppliers, re-running the processes if errors occur, using manual intervention to ensure the continuation of operations where necessary, and scheduling activity in December 1999 that would normally occur at the beginning of January 2000. If it becomes necessary for the Company to take these corrective actions, it is uncertain whether this would result in significant delays in business operations or have a material adverse effect on the Company's results of operations, financial position or cash flow.

      COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUE

The total cost of the Company's remediation plan is estimated at approximately $75,000 to $100,000 and is being funded through operating cash flows. Of the total cost, approximately $35,000 to $40,000 will be attributable to new hardware and software that will be capitalized. The remainder of the cost will be expensed as incurred. As of March 31, 1999, $10,000 has been spent on new software.

INFLATION

The Company has in the past been able to increase the price of its products and services sufficiently to offset the effects of inflation on wages and other expenses, and anticipates that it will be able to do so in the future.

FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q that are not related to historical results are forward looking statements. Actual results may differ materially from those projected or implied in the forward looking statements. The forward looking statements are based upon assumptions of future events, which may not prove to be accurate. These forward looking statements involve risks and uncertainties, including but not limited to the Company's dependence on regulatory approvals, its future cash flows, sales, gross margins and operating costs, the effect of conditions in the industry and the economy in general, and legal proceedings. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-Q, and in other reports filed by the Company with the Securities and Exchange Commission.

PART II. OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K

  A. EXHIBITS

                  27.  Financial Data Schedule

  B. REPORTS ON FORM 8-K

                           None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FIND/SVP INC.
                                  (REGISTRANT)



DATE: MAY 14, 1999                 /S/ ANDREW P. GARVIN
-------------------                --------------------------------------------
                                   Andrew P. Garvin, Chief
                                   Executive Officer and President



DATE: MAY 14, 1999                 /S/ VICTOR L. CISARIO
------------------                 --------------------------------------------
                                   Victor L. Cisario
                                   Vice President and Chief Financial Officer
                                     (Principal Financial Officer
                                      and Principal Accounting Officer)