Form 10-Q
period 1999-06-30
FIND SVP INC
filed 1999-08-13
CIK 801338

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     --------------------------------------

                  For the quarterly period ended June 30, 1999

                           Commission file no.0-15152

                                 FIND/SVP, INC.
           ---------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

       New York                               13-2670985
  -----------------------                     -------------------
  (State or other jurisdiction                (I.R.S. employer
  of incorporation or organization)           identification no.)

                  625 Avenue of the Americas, New York, NY 10011
               --------------------------------------------------
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

                   YES  X                   NO
                      ----                    ----

Number of shares of Common Stock outstanding at August 9, 1999:  7,121,669

                         FIND/SVP, INC. AND SUBSIDIARIES
                                      Index


PART I. FINANCIAL INFORMATION                                              Page

  ITEM 1. Financial Statements
      Condensed Consolidated Balance Sheets                                 3
         June 30, 1999 (unaudited) and December 31, 1998

      Condensed Consolidated Statements of Operations                       4
          Six Months Ended June 30, 1999 and 1998 (unaudited)

      Condensed Consolidated Statements of Operations                       5
          Three Months Ended June 30, 1999 and 1998 (unaudited)

      Condensed Consolidated Statements of Cash Flows                       6
          Six Months Ended June 30, 1999 and 1998 (unaudited)

      Notes to Condensed Consolidated Financial Statements                  7

  ITEM 2. Management's Discussion and Analysis of Financial Condition and   9
              Results of Operations

  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk       15

PART II. OTHER INFORMATION

     ITEM 6. Exhibits and Reports on Form 8-K                              16

SIGNATURES                                                                 17

                                     PART I.
                              FINANCIAL INFORMATION

                                     ITEM 1.
                              FINANCIAL STATEMENTS

                         FIND/SVP, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                         June 30,    December 31,
                                                                                           1999          1998
                                                                                           ----          ----
                                 ASSETS                                                (unaudited)

Current assets:
   Cash                                                                                $ 1,220,000     $ 2,307,000
   Accounts receivable, net                                                              2,342,000       2,188,000
   Notes receivable                                                                        169,000         200,000
   Deferred tax assets                                                                     164,000         322,000
   Prepaid expenses                                                                        433,000         466,000
                                                                                       -----------     -----------
                 Total current assets                                                    4,328,000       5,483,000

Equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $5,933,000 in 1999 and
   $5,472,000 in 1998                                                                    4,224,000       4,250,000

Goodwill, net                                                                              101,000         106,000
Other assets                                                                             1,964,000       1,865,000
                                                                                       -----------     -----------

                                                                                       $10,617,000     $11,704,000
                                                                                       ===========     ===========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable, current installments                                                 $         -     $   500,000
   Accounts payable                                                                        805,000         497,000
   Accrued expenses and other                                                            1,354,000       1,917,000
                                                                                       -----------     -----------
             Total current liabilities                                                   2,159,000       2,914,000

Unearned retainer income                                                                 2,276,000       1,917,000
Notes payable, net, excluding current installments                                       2,960,000       3,307,000
Other liabilities                                                                          314,000         578,000
                                                                                       -----------     -----------

             Total liabilities                                                           7,709,000       8,716,000
                                                                                       -----------     -----------
Shareholders' equity:
   Preferred stock, $.0001 par value.  Authorized 2,000,000 shares;
      none issued and outstanding                                                                -               -
   Common stock, $.0001 par value.  Authorized 20,000,000 shares;
      issued and outstanding 7,121,669 shares at June 30, 1999;
      issued and outstanding 7,114,169 shares at December 31, 1998                           1,000           1,000
   Capital in excess of par value                                                        4,892,000       4,886,000
   Accumulated deficit                                                                  (1,985,000)     (1,899,000)
                                                                                       -----------     -----------
            Total shareholders' equity                                                   2,908,000       2,988,000
                                                                                       -----------     -----------
                                                                                       $10,617,000     $11,704,000
                                                                                       ===========     ===========

See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                            Six months ended June 30,

                                                                                      1999              1998
                                                                                      ----              ----

Revenues                                                                         $11,051,000     $ 16,067,000
                                                                                 -----------     ------------

Operating expenses:
    Direct costs                                                                   5,748,000        8,233,000
    Selling, general and administrative expenses                                   5,194,000        6,789,000
    Restructuring charge                                                                -             321,000
                                                                                 -----------     ------------

       Operating income                                                              109,000          724,000

Interest income                                                                       55,000           15,000
Other income                                                                               -          364,000
Interest expense                                                                    (252,000)        (267,000)
Other expense                                                                              -         (315,000)
                                                                                 -----------     ------------
       (Loss) income before (benefit) provision for income taxes                     (88,000)         521,000

(Benefit) provision for income taxes                                                  (2,000)         239,000
                                                                                 ------------    ------------

       Net (loss) income                                                         $   (86,000)    $    282,000
                                                                                 ============    ============


(Loss) earnings per common share:
       Basic                                                                     $     (0.01)    $      0.04
                                                                                 ============    ============
       Diluted                                                                   $     (0.01)    $      0.04
                                                                                 ============    ============

Weighted average number of common shares:

       Basic                                                                       7,119,377        7,075,165
                                                                                   =========     ============
       Diluted                                                                     7,119,377        7,081,861
                                                                                   =========     ============

See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                           Three months ended June 30,

                                                                                   1999        1998
                                                                                   ----        ----

Revenues                                                                        $5,565,000  $7,870,000
                                                                                ----------  ----------

Operating expenses:
    Direct costs                                                                 2,972,000   3,909,000
    Selling, general and administrative expenses                                 2,711,000   3,281,000
                                                                                ----------  ----------

       Operating (loss) income                                                    (118,000)    680,000

Interest income                                                                     22,000       8,000
Other income                                                                          -         75,000
Interest expense                                                                  (113,000)   (131,000)
Other expense                                                                         -        (26,000)
                                                                                ----------  -----------
       (Loss) income before (benefit) provision for income taxes                  (209,000)    606,000

(Benefit) provision for income taxes                                               (58,000)    278,000
                                                                                ----------- ----------

       Net (loss) income                                                        $ (151,000) $  328,000
                                                                                =========== ==========


(Loss) earnings per common share:
       Basic                                                                    $    (0.02) $    0.05
                                                                                =========== =========
       Diluted                                                                  $    (0.02) $    0.05
                                                                                =========== =========

Weighted average number of common shares:
       Basic                                                                     7,121,169   7,108,152
                                                                                ==========  ==========
       Diluted                                                                   7,121,169   7,117,444
                                                                                ==========  ==========

See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                           Six months ended June 30,

                                                                                         1999         1998
                                                                                         ----         ----
Cash flows from operating activities:
      Net (loss) income                                                            $   (86,000)  $  282,000
                                                                                   ------------  ----------
      Adjustments to reconcile net (loss) income to net cash provided by operating activities:
             Depreciation and amortization                                             563,000      591,000
             Provision for losses on accounts receivable                                28,000       97,000
             Decrease in assets held for sale                                              -         99,000
             Changes in assets and liabilities:
                (Increase) decrease in accounts receivable                            (182,000)     439,000
                Decrease in prepaid and refundable income taxes                            -         21,000
                (Increase) decrease in deferred tax assets                             (34,000)     239,000
                Decrease (increase) in prepaid expenses                                 33,000      (94,000)
                Increase in other assets                                              (139,000)     (97,000)
                Increase (decrease) in accounts payable                                308,000     (679,000)
                (Decrease) increase in accrued expenses and
                   other current liabilities                                          (563,000)     330,000
                Increase in unearned retainer income                                   359,000      698,000
                Decrease in other liabilities                                         (264,000)    (194,000)
                                                                                   -----------   ----------
                   Total adjustments                                                   109,000    1,450,000
                                                                                   -----------    ---------
                   Net cash provided by operating activities                            23,000    1,732,000
                                                                                   -----------    ---------

Cash flows from investing activities:
     Capital expenditures                                                             (435,000)    (393,000)
     Other                                                                             169,000      323,000
                                                                                   -----------   ----------
                    Net cash used in investing activities                             (266,000)     (70,000)
                                                                                   -----------   ----------

Cash flows from financing activities:
       Principal payments under notes payable                                         (850,000)  (1,499,000)
       Proceeds from issuance of convertible note-related party                             -       250,000
       Proceeds from issuance of common stock                                            6,000      760,000
       Payments to acquire treasury stock                                                   -      (206,000)
       Proceeds from insurance company, net of expenses                                     -       206,000
                                                                                   -----------   ----------

                 Net cash used in financing activities                                (844,000)    (489,000)
                                                                                   -----------   ----------

                    Net (decrease) increase in cash                                 (1,087,000)   1,173,000
Cash at beginning of period                                                          2,307,000      139,000
                                                                                   -----------   ----------
Cash at end of period                                                              $ 1,220,000   $1,312,000
                                                                                   ===========   ==========
Non-cash financing activities:
       Conversion of note into common stock                                        $         -   $  250,000
                                                                                   ===========   ==========

See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

A. MANAGEMENT'S STATEMENT

In the opinion of Management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position at June 30, 1999, and the results of operations for the six and three month periods ended June 30, 1999 and 1998 and cash flows for the six month period ended June 30, 1999 and 1998. Operating results for the six and three month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

FIND/SVP, Inc. (the "Company") has reclassified certain prior year balances to conform with the current presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's 1998 Annual Report on Form 10-K.

B. EARNINGS (LOSS) PER SHARE

For the six and three month periods ended June 30, 1999, there were 7,119,377 and 7,121,169 weighted average shares outstanding, respectively. For the six and three month periods ended June 30, 1998, there were 7,075,165 and 7,108,152 weighted average common shares outstanding, respectively. For the six and three month periods ended June 30, 1998, weighted average shares used to determine diluted earnings per share were 7,081,861 and 7,117,444, respectively. The dilution in such periods included the assumed conversion of stock options and warrants whose exercise price was less than the average market price of the common shares during the respective period, and certain additional dilutive effects of exercised, terminated and cancelled stock options. In 1999, there were no such dilutive effects.

Options and warrants to purchase 2,455,135 common shares during both the six and three month periods ended June 30, 1999 were excluded from the computation of diluted earnings per share because of their antidilutative effect caused by the net loss during such periods. Options and warrants to purchase 2,559,735 and 2,449,385 common shares during the six and three month periods ended June 30, 1998, respectively, were excluded from the computation of diluted earnings per share because the exercise price of such options and warrants was greater than the average market price of common shares during the respective period.

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

During the six month period ended June 30, 1999, the Company paid $442,000 of interest related to its borrowings under debt agreements with investors, to fully fund interest payments which, by agreement, were permitted to be deferred.

D. INCOME TAXES

The $2,000 income tax benefit for the six months ended June 30, 1999 represents 2.3% of the loss before benefit for income taxes as of June 30, 1999. The difference between this rate and the statutory rate of 34% is primarily the effect of expenses which are not deductible for income tax purposes. The effective tax rate was 45.9% as of June 30, 1998 and consisted of federal, state and local income taxes.

E. SEGMENT REPORTING

The Company currently operates primarily in one business segment, providing consulting and business advisory services including the Quick Consulting and Research Service ("QCS") which provides retainer clients with access to the expertise of the Company's staff and information resources; and the Strategic Consulting and Research Group ("SCRG") which provides more extensive, in-depth custom market research and competitive intelligence information, as well as customer satisfaction and loyalty programs. Prior to the divestiture in the third quarter of 1998, the Company had an additional segment, Published Research Products. The Company considers its QCS and SCRG service activities, which operate as a "Consulting and Business Advisory" business, to be its core competency.

-------------------------------------------------------------------------------- ----------------------------
(amounts in thousands)                              Six months ended June 30       Three months ended June 30
                                                        1999          1998            1999        1998
                                                        ----          ----            ----        ----
REVENUES
   Consulting and Business Advisory                   $ 11,051        $ 13,529      $ 5,565      $ 6,663
   Published Research Products                              --           2,538           --        1,207
                                                  -------------------------------------------------------
                                                      $ 11,051         $16,067      $ 5,565      $ 7,870
                                                  =======================================================
OPERATING INCOME (LOSS)
   Consulting and Business Advisory (1)                  $ 109            $684      $  (118)        $644
   Published Research Products                              --              40           --           36
                                                  -------------------------------------------------------
     Segment operating income (loss)                       109             724         (118)         680
   Corporate and other (2)                                (197)           (204)         (91)         (74)
                                                  -------------------------------------------------------
     (Loss) income before (benefit) provision
     for income taxes                                    $ (88)           $521      $  (209)        $606
                                                  =======================================================

(1) Operating  income for the six months ended June 30, 1998 includes a $321,000 restructuring charge for severance and related costs.
(2)  Consists of  interest  income,  other  income,  interest  expense and other expense.
------------------------------------------------------------------------------------------------------------

F. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. The Company intends to adopt SFAS No. 133 on January 1, 2001. At the current time the Company does not utilize derivative instruments, and accordingly it is anticipated that the adoption of SFAS No. 133 will not affect the

Company's consolidated financial position and results of operations.

                                     ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six and three months ended June 30, 1999 compared to six and three months ended June 30, 1998.

GENERAL

FIND/SVP, Inc. provides a broad consulting, advisory and business intelligence service to executives and other decision-making employees of client companies, primarily in the United States. The Company currently operates primarily in one business segment, providing consulting and business advisory services including the Quick Consulting and Research Service ("QCS") which provides retainer clients with access to the expertise of the Company's staff and information resources; and the Strategic Consulting and Research Group ("SCRG") which provides more extensive, in-depth custom market research and competitive intelligence information, as well as customer satisfaction and loyalty programs. Prior to the divestiture in the third quarter of 1998, the Company had an additional segment, Published Research Products ("PRP"). The Company considers its QCS and SCRG service activities, which operate as a "Consulting and Business Advisory" ("CBA") business, to be its core competency.

SEGMENT REPORTING

The Company's segment data for the six and three-month periods ended June 30, 1999 and 1998 is as follows:

--------------------------------------------------------------------------------------------------------
(amounts in thousands)                             Six months ended June 30   Three months ended June 30
                                                       1999        1998             1999        1998
                                                       ----        ----             ----        ----
REVENUES
   Consulting and Business Advisory                  $ 11,051    $ 13,529         $ 5,565    $ 6,663
   Published Research Products                             --       2,538              --      1,207
                                                  ---------------------------------------------------
                                                     $ 11,051    $ 16,067         $ 5,565    $ 7,870
                                                  ===================================================

OPERATING INCOME (LOSS)
   Consulting and Business Advisory (1)                 $ 109       $ 684           $(118)     $ 644
   Published Research Products                             --          40              --         36
                                                  ---------------------------------------------------
     Segment operating income (loss)                      109         724            (118)       680
   Corporate and other (2)                               (197)       (204)            (91)       (74)
                                                  ---------------------------------------------------
     (Loss) income before (benefit) provision
     for income taxes                                   $ (88)      $ 521           $(209)     $ 606
                                                  ===================================================

(1) Operating  income for the six months ended June 30, 1998 includes a $321,000 restructuring charge for severance and related costs.
(2) Consists of interest income, other income, interest expense and other expense.
-------------------------------------------------------------------------------------------------------

REVENUES

The Company's revenues decreased by $5,016,000 or 31.2% to $11,051,000 for the six-month period ended June 30, 1999 from $16,067,000 for the six-month period ended June 30, 1998, and decreased by $2,305,000 or 29.3% to $5,565,000 for the three-month period ended June 30, 1999 from $7,870,000 for the three-month period ended June 30, 1998. The decreases were due to the divestiture of the PRP activities completed during the third quarter of 1998, and a decline in revenues of 18.3% in the CBA segment for the six months ended June 30, 1999 and a decline of 16.5% in the CBA segment for the three months ended June 30, 1999, as compared to the comparable periods in the prior year.

QCS accounted for 83.7% and 66.0%, and SCRG accounted for 15.5% and 17.8% of the Company's revenues for the six-month periods ended June 30, 1999 and 1998, respectively. QCS accounted for 81.9% and 67.8%, and SCRG accounted for 17.5% and 16.4% of the Company's revenues for the three-month periods ended June 30, 1999 and 1998, respectively. QCS revenues decreased by 12.7% and SCRG revenues decreased by 40.2% for the six-month period ended June 30, 1999, as compared to the comparable period of the prior year. QCS revenues decreased by 14.7% and SCRG revenues decreased by 24.4% for the three-month period ended June 30, 1999, as compared to the comparable period of the prior year.

The decrease in QCS was due primarily to a reduction in the number of retainer clients and a reduction in the retainer base (the recognized monthly retainer revenue) during the six-month period ended June 30, 1999 as compared to the comparable period of the prior year. During the six-month period ended June 30, 1999 QCS experienced a 4.8% reduction in the number of retainer clients and a 4.5% reduction in the retainer base. During the three-month period ended June 30, 1999 the Company experienced a 0.8% reduction in the number of retainer clients and a 0.2% increase in the retainer base. The retainer base at June 30, 1999 is 10.8% below the retainer base at June 30, 1998. Until the retainer base is brought back to previous levels, the Company expects revenues to decline in QCS on a quarter to quarter basis. The decrease in SCRG revenues is primarily due to staff turnover during 1998, which affected the marketing efforts of SCRG. The Company believes the staff turnover in this area is now under control.

DIRECT COSTS

Direct costs decreased by 30.2% or $2,485,000 to $5,748,000 for the six-month period ended June 30, 1999, from $8,233,000 for the six-month period ended June 30, 1998. Direct costs decreased by 24.0% or $937,000 to $2,972,000 for the three-month period ended June 30, 1999, from $3,909,000 for the three-month period ended June 30, 1998. As a percent of revenues, direct costs increased to 52.0% for the six-month period ended June 30, 1999, from 51.2% for the corresponding period in 1998. As a percent of revenues, direct costs increased to 53.4% for the three-month period ended June 30, 1999, from 49.7% for the corresponding period in 1998. The decrease in total direct costs was due primarily to the divestiture of the PRP activities, which was completed in the third quarter of 1998, and a general reduction of direct operating expenses. The increase in direct costs as a percent of revenues was due primarily to the reduced level of CBA revenues during the period as compared to the same period in the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses declined by 23.5% or $1,595,000 to $5,194,000 for the six-month period ended June 30, 1999, from $6,789,000 for the six-month period ended June 30, 1998. Selling, general and administrative expenses declined by 17.4% or $570,000 to $2,711,000 for the three-month period ended June 30, 1999, from $3,281,000 for the three-month period ended June 30, 1998. As a percent of revenues, selling, general and administrative expenses increased to 47.0% for the six-month period ended June 30, 1999, from 42.3% for the corresponding period in 1998. As a percent of revenues, selling, general and administrative expenses increased to 48.7% for the three-month period ended June 30, 1999, from 41.7% for the corresponding period in 1998. The decrease in selling, general and administrative expenses is due primarily to the divestiture of the PRP activities, the reduction of the general and administrative staff and the sales staff (primarily due to turnover), and the continued reduction of general operating expenses. The increase in selling, general and administrative expenses as a percent of revenues was due primarily to the reduced level of CBA revenues during the period as compared to the same period in the prior year, coupled with an increase in the size of the sales force in QCS, an increased marketing effort in both QCS and SCRG and the contracting of non-recurring services to perform an internal customer survey in the second quarter of 1999.

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

OPERATING INCOME

The Company had operating income of $109,000 for the six months ended June 30, 1999, as compared to operating income of $724,000 for the six months ended June 30, 1998. The Company had an operating loss of $118,000 for the three months ended June 30, 1999, as compared to operating income of $680,000 for the three months ended June 30, 1998. The six months ended June 30, 1998 included a pre-tax restructuring charge of $321,000 related to a reduction in its full time labor force. During the six and three month periods ended June 30, 1999, all operating income was derived from the CBA segment as compared to the six-month period ended June 30, 1998 when CBA had operating income of $684,000, including the $321,000 restructuring charge, and PRP had operating income of $40,000, and the three-month period ended June 30, 1998 when CBA had operating income of $644,000 and PRP had operating income of $36,000. The decline in operating income during the six and three month periods ended June 30, 1999 is primarily due to the decrease in CBA revenues as compared to the same periods in 1998, and the factors discussed in the preceding paragraphs.

INTEREST INCOME AND EXPENSE

During the six months ended June 30, 1999, the Company earned $55,000 in interest income, which increased from $15,000 in 1998. During the three months ended June 30, 1999, the Company earned $22,000 in interest income, which increased from $8,000 in 1998. The increase in 1999 was a result of the increased cash balance during the first six months of 1999 as compared to the same period of 1998, coupled with interest earned on notes receivable.

Interest expense was $252,000 for the six-month period ended June 30, 1999, which was a decrease from $267,000 for the same period in 1998. Interest expense was $113,000 for the three-month period ended June 30, 1999, which was a decrease from $131,000 for the same period in 1998. The decrease in 1999 was a result of the payment in full of outstanding Term Notes with the Bank and the payment of deferred interest related to its debt agreements with investors (see Liquidity and Capital Resources).

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased by $400,000 to $2,169,000 on June 30, 1999 from $2,569,000 on December 31, 1998. Cash balances were $1,220,000 and $2,307,000 on June 30, 1999 and December 31, 1998, respectively.

During the six-month period ended June 30, 1999, the Company paid in full its outstanding borrowings under five-year Term Notes with the Bank in the amount of $850,000. In addition, the Company paid the interest related to its debt agreements with investors which, by agreement, was permitted to be deferred, in the amount of $442,000. During March 1999, the Company decided not to renew its line of credit with the Bank to eliminate the expense of the stand-by letters of credit provided by SVP as security on the debt agreements. In connection with the payment of the Term Notes and the decision to not renew its line of credit with the Bank, the Bank released two $1 million standby letters of credit provided by SVP.

The Company has agreed in principal with a financial institution for a $1 million line of credit. No assurance can be given that the transaction will be formalized.

The Company anticipates spending approximately $300,000 for capital expenditures for the remainder of 1999. The major portion of these expenditures will be for the continued enhancement of internal software and computer equipment.

The Company believes that its current cash balance and cash flow from operations will be sufficient to cover its expected capital expenditures for the next 12 months and that it will have sufficient liquidity for the next 12 months.

MARKET FOR COMPANY'S COMMON EQUITY

On April 27, 1999, the Company received notification from the NASDAQ Stock Market, Inc. ("NASDAQ") that the Company was not in compliance with NASDAQ's $1.00 minimum bid price requirement, the shares of the Company's Common Stock having closed below the minimum bid price for 30 consecutive business days. To regain compliance with this standard the Company's Common Stock needed to have a closing bid price at or above $1.00 for ten consecutive trading days within the 90- calendar day period following the advent of non-compliance. On August 11, 1999 the Company received notification from NASDAQ that the Company's Common Stock has been found to be in compliance with the bid price requirement necessary for continued listing. The Company also had received non-compliance notifications on January 21, 1999 and during the first quarter of 1998. With respect to those notifications, the Company's Common Stock subsequently met the required minimum bid price for ten consecutive trading days.

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

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs that were written using only two digits, rather than four, to represent a year. Date sensitive software or hardware may not be able to distinguish between 1900 and 2000 and programs that perform arithmetic operations, comparisons or sorting of date fields may begin yielding incorrect results. This could potentially cause a system failure or miscalculations that could disrupt operations.

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

     3) Implementation - This phase includes executing the implementation plan for all applicable hardware and software, interfaces and systems. This involves testing the changes in a Year 2000-simulated environment, beginning to utilize the changed procedures in actual operations, and vendor interface testing. The implementation phase, including testing for certain critical applications, has been completed for applications and IT equipment and non-IT embedded systems. All other components of the implementation phase are expected to be completed by September 1999. Additionally, subsequent to final implementation, the Company will conduct live testing on January 1 and 2, 2000, before business commences on January 3, 2000.

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

     THE COMPANY'S CONTINGENCY PLANS

The Company is developing its contingency plans and expects to have them completed by September 1999. To mitigate the effects of the Company's or significant suppliers' potential failure to remediate the Year 2000 issue in a timely manner, the Company would take appropriate actions. Such actions may include having arrangements for alternate suppliers, re-running the processes if errors occur, using manual intervention to ensure the continuation of operations where necessary, and scheduling activity in December 1999 that would normally occur at the beginning of January 2000. If it becomes necessary for the Company to take these corrective actions, it is uncertain whether this would result in significant delays in business operations or have a material adverse effect on the Company's results of operations, financial position or cash flow.

     COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUE

The total cost of the Company's remediation plan is estimated at approximately $75,000 to $100,000 and is being funded through operating cash flows. Of the total cost, approximately $35,000 to $40,000 will be attributable to new hardware and software that will be capitalized. The remainder of the cost will be expensed as incurred. As of June 30, 1999, $10,000 has been spent on testing / remediation software and $17,000 has been spent on hardware.

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

                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company's assessment of its sensitivity to market risk as of June 30, 1999, as compared to the information included in
Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of the Company's Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 30, 1999.

                                    PART II.
                                OTHER INFORMATION

                                     ITEM 6.
                        EXHIBITS AND REPORTS ON FORM 8-K

 A. EXHIBITS

           27. Financial Data Schedule

  B. REPORTS ON FORM 8-K

          The Company filed a Form 8-K on April 28, 1999 with respect to the dismissal of the Company's independent accountants.

          The Company filed a Form 8-K on May 6, 1999 with respect to the appointment of the Company's new independent accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FIND/SVP Inc.
                                  -------------
                                  (REGISTRANT)


Date: August 13, 1999               /s/ Andrew P. Garvin
----------------------              -------------------------------------------
                                    Andrew P. Garvin, Chief
                                    Executive Officer and President

Date: August 13, 1999               /s/ Victor L. Cisario
---------------------               -------------------------------------------
                                    Victor L. Cisario
                                    Vice President and Chief Financial Officer
                                     (Principal Financial Officer
                                     and Principal Accounting Officer)