Form 10-Q
period 1999-09-30
FIND SVP INC
filed 1999-11-10
CIK 801338

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ---------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------

                For the quarterly period ended SEPTEMBER 30, 1999

                           Commission file no.0-15152

                                 FIND/SVP, INC.
             (Exact name of Registrant as specified in its charter)

         NEW YORK                                    13-2670985
(State or other jurisdiction                     (I.R.S. employer
 of incorporation or organization)                identification no.)


                 625 AVENUE OF THE AMERICAS, NEW YORK, NY 10011
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code:  (212) 645-4500


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES    X                           NO
                           -----                            -----

Number of shares of Common Stock outstanding at November 5, 1999:  7,121,919

                         FIND/SVP, INC. AND SUBSIDIARIES
                                      Index

PART I. FINANCIAL INFORMATION                                                   Page
    ITEM 1. Financial Statements
        Condensed Consolidated Balance Sheets                                   3
          September 30, 1999 (unaudited) and December 31, 1998

        Condensed Consolidated Statements of Operations                         4
          Nine Months Ended September 30, 1999 and 1998 (unaudited)

        Condensed Consolidated Statements of Operations                         5
          Three Months Ended September 30, 1999 and 1998 (unaudited)

        Condensed Consolidated Statements of Cash Flows                         6
          Nine Months Ended September 30, 1999 and 1998 (unaudited)

        Notes to Condensed Consolidated Financial Statements                    7

    ITEM 2. Management's Discussion and Analysis of Financial Condition and     10
              Results of Operations

    ITEM 3. Quantitative and Qualitative Disclosures about Market Risk          16

PART II. OTHER INFORMATION

    ITEM 4.  Submission of Matters to a Vote of Security Holders                17

    ITEM 6. Exhibits and Reports on Form 8-K                                    17

SIGNATURES                                                                      18

                                     PART I.
                              FINANCIAL INFORMATION

                                     ITEM 1.
                              FINANCIAL STATEMENTS

                         FIND/SVP, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                        September 30,  December 31,
                                                                             1999        1998
                                                                             ----        ----
                          ASSETS                                         (unaudited)
Current assets:
   Cash                                                                  $   973,000   $ 2,307,000
   Accounts receivable, net                                                2,316,000     2,188,000
   Notes receivable                                                          138,000       200,000
   Deferred tax assets                                                       135,000       322,000
   Prepaid expenses                                                          368,000       466,000
                                                                         -----------   -----------
               Total current assets                                        3,930,000     5,483,000

Equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $6,168,000 in 1999 and
   $5,472,000 in 1998                                                      4,110,000     4,250,000

Goodwill, net                                                                 99,000       106,000
Other assets                                                               2,034,000     1,865,000
                                                                         -----------   -----------

                                                                         $10,173,000   $11,704,000
                                                                         ===========   ===========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable, current installments                                   $      --     $   500,000
   Accounts payable                                                          528,000       497,000
   Accrued expenses and other                                              1,440,000     1,917,000
                                                                         -----------   -----------

               Total current liabilities                                   1,968,000     2,914,000
Unearned retainer income                                                   1,960,000     1,917,000
Notes payable, net, excluding current installments                         2,962,000     3,307,000
Other liabilities                                                            288,000       578,000
                                                                         -----------   -----------


               Total liabilities                                           7,178,000     8,716,000
                                                                         -----------   -----------
Shareholders' equity:
   Preferred stock, $.0001 par value.  Authorized 2,000,000 shares;
      none issued and outstanding                                               --            --
   Common stock, $.0001 par value.  Authorized 20,000,000 shares;
      issued and outstanding 7,121,919 shares at September 30, 1999;
      issued and outstanding 7,114,169 shares at December 31, 1998             1,000         1,000
   Capital in excess of par value                                          4,893,000     4,886,000
   Accumulated deficit                                                    (1,899,000)   (1,899,000)
                                                                         -----------   -----------
               Total shareholders' equity                                  2,995,000     2,988,000
                                                                         -----------   -----------
                                                                         $10,173,000   $11,704,000
                                                                         ===========   ===========

See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                         Nine months ended September 30,

                                                           1999             1998
                                                           ----             ----
Revenues                                               $16,815,000       $22,489,000
                                                       -----------       -----------

Operating expenses:
   Direct costs                                          8,564,000        11,368,000
   Selling, general and administrative expenses          7,956,000         9,782,000
   Restructuring charge                                       --             321,000
                                                       -----------       -----------
      Operating income                                     295,000         1,018,000

Interest income                                             72,000            51,000
Other income                                                  --             364,000
Gain on sale of assets                                        --              20,000
Interest expense                                          (357,000)         (395,000)
Other expense                                                 --            (315,000)
                                                       -----------       -----------
      Income before provision for income taxes              10,000           743,000
Provision for income taxes                                  10,000           342,000
                                                       -----------       -----------
      Net income                                       $      --         $   401,000
                                                       ===========       ===========


Earnings per common share:
      Basic                                            $      0.00       $      0.06
                                                       ===========       ===========
      Diluted                                          $      0.00       $      0.06
                                                       ===========       ===========

Weighted average number of common shares:
      Basic                                              7,120,183         7,087,641
                                                       ===========       ===========
      Diluted                                            7,194,694         7,094,558
                                                       ===========       ===========




See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                        Three months ended September 30,


                                                            1999             1998
                                                            ----             ----
Revenues                                                $5,764,000        $6,422,000
                                                        ----------        ----------

Operating expenses:
   Direct costs                                          2,816,000         3,135,000
   Selling, general and administrative expenses          2,762,000         2,993,000
                                                        ----------        ----------
      Operating income                                     186,000           294,000

Interest income                                             17,000            36,000
Gain on sale of assets                                        --              20,000
Interest expense                                          (105,000)         (128,000)
                                                        ----------        ----------
      Income before provision for income taxes              98,000           222,000
Provision for income taxes                                  12,000           103,000
                                                        ----------        ----------
      Net income                                        $   86,000        $  119,000
                                                        ==========        ==========
Earnings per common share:
      Basic                                             $     0.01        $     0.02
                                                        ==========        ==========
      Diluted                                           $     0.01        $     0.02
                                                        ==========        ==========
Weighted average number of common shares:
      Basic                                              7,121,794         7,112,594
                                                        ==========        ==========
      Diluted                                            7,221,851         7,123,593
                                                        ==========        ==========



See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                        Nine months ended September 30,

                                                                                  1999           1998
                                                                                  ----           ----
Cash flows from operating activities:
      Net  income                                                             $      --      $  401,000
                                                                              -----------    ----------
      Adjustments to reconcile net income to net cash (used in)
         provided by operating activities:
           Depreciation and amortization                                          834,000       892,000
           Gain on sale of assets                                                    --         (20,000)
           Provision for losses on accounts receivable                             60,000       136,000
           Decrease in assets held for sale                                          --          99,000
           Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                         (188,000)    1,206,000
              Decrease in prepaid and refundable income taxes                        --          21,000
              (Increase) decrease in deferred tax assets                          (21,000)      342,000
              Decrease (increase) in prepaid expenses                              98,000       (66,000)
              Increase in other assets                                           (225,000)     (165,000)
              Increase (decrease) in accounts payable                              31,000      (770,000)
              (Decrease) increase in accrued expenses and
                 other current liabilities                                       (477,000)      224,000
              Increase (decrease) in unearned retainer income                      43,000      (122,000)
              Decrease in other liabilities                                      (290,000)      (57,000)
                                                                              -----------    ----------
              Total adjustments                                                  (135,000)    1,720,000
                                                                              -----------    ----------
              Net cash (used in) provided by operating activities                (135,000)    2,121,000
                                                                              -----------    ----------

Cash flows from investing activities:
      Capital expenditures                                                       (556,000)     (431,000)
      Proceeds from sale of net assets                                               --       1,250,000
      Other                                                                       200,000        89,000
                                                                              -----------    ----------
           Net cash (used in) provided by investing activities                   (356,000)      908,000
                                                                              -----------    ----------
Cash flows from financing activities:
      Principal payments under notes payable                                     (850,000)   (1,624,000)
      Proceeds from issuance of convertible note-related party                       --         250,000
      Proceeds from issuance of common stock                                        7,000       764,000
      Payments to acquire treasury stock                                             --        (206,000)
      Proceeds from insurance company, net of expenses                               --         206,000
                                                                              -----------    ----------
              Net cash used in financing activities                              (843,000)     (610,000)
                                                                              -----------    ----------
                 Net (decrease) increase in cash                               (1,334,000)    2,419,000
Cash at beginning of period                                                     2,307,000       139,000
                                                                              -----------    ----------
Cash at end of period                                                         $   973,000    $2,558,000
                                                                              ===========    ==========
Non-cash financing activities:
      Conversion of note into common stock                                    $      --      $  250,000
                                                                              ===========    ==========

See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                        Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

A. MANAGEMENT'S STATEMENT

In the opinion of Management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position at September 30, 1999, and the results of operations for the nine and three month periods ended September 30, 1999 and 1998 and cash flows for the nine month period ended September 30, 1999 and 1998. Operating results for the nine and three month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

B. EARNINGS (LOSS) PER SHARE

For the nine and three month periods ended September 30, 1999, there were 7,120,183 and 7,121,794 weighted average shares outstanding, respectively. For the nine and three month periods ended September 30, 1998, there were 7,087,641 and 7,112,594 weighted average common shares outstanding, respectively. For the nine and three month periods ended September 30, 1999, weighted average shares used to determine diluted earnings per share were 7,194,694 and 7,221,851, respectively. For the nine and three month periods ended September 30, 1998, weighted average shares used to determine diluted earnings per share were 7,094,558 and 7,123,593, respectively. The dilution in such periods included the assumed conversion of stock options and warrants whose exercise price was less than the average market price of the common shares during the respective period, and certain additional dilutive effects of exercised, terminated and cancelled stock options.

Options and warrants to purchase 2,018,635 and 1,995,635 common shares during the nine and three month periods ended September 30, 1999, respectively, and options and warrants to purchase 2,601,445 and 2,474,960 common shares during the nine and three month periods ended September 30, 1998, respectively, were excluded from the computation of diluted earnings per share because the exercise price of such options and warrants was greater than the average market price of common shares during the respective period.

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

During the nine month period ended September 30, 1999, the Company paid $442,000 of interest related to its borrowings under debt agreements with investors, to fully fund interest payments which, by agreement, were permitted to be deferred.

D. INCOME TAXES

The $10,000 provision for income taxes for the nine months ended September 30, 1999 represents 100% of income before provision for income taxes as of September 30, 1999. The difference between this rate and the statutory rate of 34% is primarily the effect of expenses which are not deductible for income tax purposes. The effective tax rate was 46% as of September 30, 1998 and consisted of federal, state and local income taxes.

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

----------------------------------------------------------------------------------------------
(amounts in thousands)                       NINE MONTHS ENDED         THREE MONTHS ENDED
                                               SEPTEMBER 30               SEPTEMBER 30
                                               ------------               ------------
                                           1999           1998         1999          1998
                                           ----           ----         ----          ----
REVENUES
  Consulting and Business Advisory            $16,815       $19,951        $5,764      $6,422
  Published Research Products                      --         2,538            --          --
                                        ======================================================
                                              $16,815       $22,489        $5,764      $6,422
                                        ======================================================

OPERATING INCOME (LOSS)
  Consulting and Business Advisory (1)         $  295        $  978         $ 186       $ 294
  Published Research Products                      --            40            --          --
                                        ------------------------------------------------------
    Segment operating income                      295         1,018           186         294
  Corporate and other (2)                       (285)         (275)          (88)        (72)
                                        ======================================================
    Income before provision for
    income taxes                               $   10        $  743         $  98       $ 222
                                        ======================================================

(1) Operating income for the nine months ended September 30, 1998 includes a $321,000 restructuring charge for severance and related costs.

(2)  Consists of  interest  income,  other  income,  interest  expense and other expense.
----------------------------------------------------------------------------------------------

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

                                    ITEM 2.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

Nine and three months ended September 30, 1999 compared to nine and three months ended September 30, 1998.

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

SEGMENT REPORTING

The Company's segment data for the nine and three-month periods ended September 30, 1999 and 1998 is as follows:

--------------------------------------- ------------------------------ -------------------------
(amounts in thousands)                        NINE MONTHS ENDED          THREE MONTHS ENDED
                                                SEPTEMBER 30                 SEPTEMBER 30
                                                ------------                 ------------
                                            1999            1998           1999         1998
                                            ----            ----           ----         ----
REVENUES
  Consulting and Business Advisory            $16,815         $19,951        $5,764      $6,422
  Published Research Products                      --           2,538            --          --
                                        ========================================================
                                              $16,815         $22,489        $5,764      $6,422
                                        ========================================================

OPERATING INCOME (LOSS)
  Consulting and Business Advisory (1)         $  295          $  978         $ 186       $ 294
  Published Research Products                      --              40            --          --
                                        --------------------------------------------------------
    Segment operating income                      295           1,018           186         294
  Corporate and other (2)                       (285)           (275)          (88)        (72)
                                        ========================================================
    Income before provision for
    income taxes                               $   10          $  743         $  98       $ 222
                                        ========================================================

(1) Operating income for the nine months ended September 30, 1998 includes a $321,000 restructuring charge for severance and related costs.

(2)  Consists of  interest  income,  other  income,  interest  expense and other expense.
------------------------------------------------------------------------------------------------

REVENUES

 The Company's revenues decreased by $5,674,000 or 25.2% to $16,815,000 for the nine-month period ended September 30, 1999 from $22,489,000 for the nine-month period ended September 30, 1998, and decreased by $658,000 or 10.3% to $5,764,000 for the three-month period ended September 30, 1999 from $6,422,000 for the three-month period ended September 30, 1998. The decrease for the nine-month period ended September 30, 1999 was due to the divestiture of the PRP activities completed during the third quarter of 1998 and a decline in revenues of 15.7% in the CBA segment. See discussion below regarding the decline in CBA revenues for the nine and three-month periods ended September 30, 1999.

QCS accounted for 82.2% and 69.9%, and SCRG accounted for 16.7% and 18.2% of the Company's revenues for the nine-month periods ended September 30, 1999 and 1998, respectively. QCS accounted for 79.2% and 79.8%, and SCRG accounted for 19.2% of the Company's revenues for the three-month periods ended September 30, 1999 and 1998, respectively. QCS revenues decreased by 12.1% and SCRG revenues decreased by 31.2% for the nine-month period ended September 30, 1999, as compared to the comparable period of the prior year. QCS revenues decreased by 10.9% and SCRG revenues decreased by 10.6% for the three-month period ended September 30, 1999, as compared to the comparable period of the prior year.

The decrease in QCS was due primarily to a reduction in the number of retainer clients and a reduction in the retainer base (the recognized monthly retainer revenue) during the nine-month period ended September 30, 1999 as compared to the comparable period of the prior year. During the nine-month period ended September 30, 1999 QCS experienced a 2.8% reduction in the number of retainer clients and a 1.9% reduction in the retainer base. During the three-month period ended September 30, 1999 the Company experienced a 2.1% increase in the number of retainer clients and a 2.7% increase in the retainer base. The retainer base at September 30, 1999 is 7.7% below the retainer base at September 30, 1998. Until the retainer base is brought back to previous levels, the Company expects revenues to decline in QCS on a current year quarter to prior year quarter comparative basis. The decrease in SCRG revenues is primarily due to staff turnover during 1998, which affected the marketing efforts of SCRG. The Company believes the staff turnover in this area is now under control, and the decline in revenue of 10.6% for the quarter ended September 30, 1999, as compared to the same period in the prior year, is an improvement over the revenue declines for the quarters ended June 30, 1999, of 24.4%, and March 31, 1999, of 53.1%.

DIRECT COSTS

Direct costs decreased by 24.7% or $2,804,000 to $8,564,000 for the nine-month period ended September 30, 1999, from $11,368,000 for the nine-month period ended September 30, 1998. Direct costs decreased by 10.2% or $319,000 to $2,816,000 for the three-month period ended September 30, 1999, from $3,135,000 for the three-month period ended September 30, 1998. As a percent of revenues, direct costs increased to 50.9% for the nine-month period ended September 30, 1999, from 50.6% for the corresponding period in 1998. As a percent of revenues, direct costs increased to 48.9% for the three-month period ended September 30, 1999, from 48.8% for the corresponding period in 1998. The decrease in total direct costs was due primarily to the divestiture of the PRP activities, which was completed in the third quarter of 1998, and a general reduction of direct operating expenses relating to the decreased revenues in CBA. The increase in direct costs as a percent of revenues was due primarily to the reduced level of CBA revenues during the period as compared to the same period in the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses declined by 18.7% or $1,826,000 to $7,956,000 for the nine-month period ended September 30, 1999, from $9,782,000 for the nine-month period ended September 30, 1998. Selling, general and administrative expenses declined by 7.7% or $231,000 to $2,762,000 for the three-month period ended September 30, 1999, from $2,993,000 for the three-month period ended September 30, 1998. As a percent of revenues, selling, general and administrative expenses increased to 47.3% for the nine-month period ended September 30, 1999, from 43.5% for the corresponding period in 1998. As a percent of revenues, selling, general and administrative expenses increased to 47.9% for the three-month period ended September 30, 1999, from 46.6% for the corresponding period in 1998. The decrease in selling, general and administrative expenses is due primarily to the divestiture of the PRP activities, the reduction of the general and administrative staff and the continued reduction of general operating expenses. The increase in selling, general and administrative expenses as a percent of revenues was due primarily to the reduced level of CBA revenues during the period as compared to the same period in the prior year, coupled with an increase in the size of the sales force in QCS and an increased marketing effort in both QCS and SCRG.

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

OPERATING INCOME

The Company had operating income of $295,000 for the nine months ended September 30, 1999, as compared to operating income of $1,018,000 for the nine months ended September 30, 1998. The Company had operating income of $186,000 for the three months ended September 30, 1999, as compared to operating income of $294,000 for the three months ended September 30, 1998. The nine months ended September 30, 1998 included a pre-tax restructuring charge of $321,000 related to a reduction in its full time labor force. During the nine month period ended September 30, 1999, all operating income was derived from the CBA segment as compared to the nine-month period ended September 30, 1998 when CBA had operating income of $978,000, including the $321,000 restructuring charge, and PRP had operating income of $40,000. During the three-month periods ended September 30, 1999 and 1998 all operating income was derived from the CBA segment. The decline in operating income during the nine and three month periods ended September 30, 1999 is primarily due to the decrease in CBA revenues as compared to the same periods in 1998, and the factors discussed in the preceding paragraphs.

INTEREST INCOME AND EXPENSE

During the nine months ended September 30, 1999, the Company earned $72,000 in interest income, which increased from $51,000 in 1998. During the three months ended September 30, 1999, the Company earned $17,000 in interest income, which decreased from $36,000 in 1998. The increase during the nine-month period ended September 30, 1999, as compared to the comparable period of 1998, was a result of the increased cash balance during the first six months of 1999 as compared to the same period of 1998, coupled with interest earned on notes receivable. The decrease during the three-month period ended September 30, 1999, as compared to the comparable period of 1998, was a result of lower cash balances and lower notes receivable balances during the third quarter of 1999 as compared to the third quarter of 1998.

Interest expense was $357,000 for the nine-month period ended September 30, 1999, which was a decrease from $395,000 for the same period in 1998. Interest expense was $105,000 for the three-month period ended September 30, 1999, which was a decrease from $128,000 for the same period in 1998. The decrease in 1999 was a result of the payment in full of outstanding Term Notes with the Bank and the payment of deferred interest related to its debt agreements with investors during 1999 (see Liquidity and Capital Resources).

OTHER INCOME AND EXPENSE

On May 29, 1998, the Company signed an agreement with its landlord to terminate its lease for approximately 10,000 square feet of space on the third floor of 641 Avenue of the Americas. The Company received $75,000 in consideration from the landlord for this transaction, and accordingly, recorded $75,000 of other income during the quarter ended September 30, 1998. During the fourth quarter of 1997, in connection with ceasing the operation of a subsidiary, the Company accrued rent on this space through March 31, 1998, in anticipation of the termination of this lease. Accordingly, the rent and related expenses after March 31, 1998, through the date of the aforementioned agreement, of $26,000 was recorded as other expenses during the quarter ended March 31, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased by $607,000 to $1,962,000 on September 30, 1999 from $2,569,000 on December 31, 1998. Cash balances were $973,000 and $2,307,000 on September 30, 1999 and December 31, 1998, respectively.

During the nine-month period ended September 30, 1999, the Company paid in full its outstanding borrowings under five-year Term Notes with the Bank in the amount of $850,000. In addition, the Company paid the interest related to its debt agreements with investors which, by agreement, was permitted to be deferred, in the amount of $442,000. During March 1999, the Company decided not to renew its line of credit with the Bank to eliminate the expense of the stand-by letters of credit provided by SVP as security on the debt agreements. In connection with the payment of the Term Notes and the decision to not renew its line of credit with the Bank, the Bank released two $1 million standby letters of credit provided by SVP.

The Company has agreed in principal with a financial institution for a $1 million line of credit. It is anticipated that the agreement will be completed in the fourth quarter of 1999. However, no assurance can be given that the transaction will be formalized.

The Company anticipates spending approximately $150,000 for capital expenditures for the remainder of 1999 and less than $750,000 for 2000. The major portion of these expenditures will be for the continued enhancement of internal software and computer equipment.

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

YEAR 2000 COMPLIANCE

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

FIND/SVP's management has conducted a review of FIND/SVP's exposure to the Year 2000 problem, and believes that its systems are currently Year 2000 compliant. Comprehensive testing of all critical internal systems has been conducted in a simulated Year 2000 environment, with no apparent critical problems.

The Company believes that the area of greatest risk to the Company surrounding the Year 2000 issue relates to significant suppliers' failing to remediate their Year 2000 issues in a timely manner. The Company has relationships with certain significant suppliers. These relationships may be material in the aggregate to the Company. The Company relies on suppliers to deliver a broad range of services, including Internet access, online search capabilities, supplies of promotional materials and paper, warehouse facilities, lettershops which assemble promotional mailings, postal delivery services, banking services, telecommunications and electricity. The Company has communicated with its significant suppliers to determine the extent to which it may be affected by those third parties' plans to remediate their own Year 2000 issue in a timely manner. The level of preparedness of significant suppliers can vary greatly and FIND/SVP does not have any control over third parties' compliance. If a number of significant suppliers are not Year 2000 compliant, this could have a material adverse effect on the Company's results of operations, financial position or cash flow.

The Company has developed contingency plans, and continues to review those plans, to mitigate the effects of the Company's or significant suppliers' potential failure to remediate the Year 2000 issue in a timely manner. If this occurs the Company would take appropriate actions. Such actions include having arrangements for alternate suppliers, re-running the processes if errors occur, using manual intervention to ensure the continuation of operations where necessary, and scheduling activity in December 1999 that would normally occur at the beginning of January 2000. If it becomes necessary for the Company to take these corrective actions, it is uncertain whether this would result in significant delays in business operations or have a material adverse effect on the Company's results of operations, financial position or cash flow.

The total cost of the Company's remediation plan is estimated at approximately $50,000, excluding internal costs, and is being funded through operating cash flows. As of September 30, 1999, $40,000 has been spent on testing, and on remediation software and hardware.

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

                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company's assessment of its sensitivity to market risk as of September 30, 1999, as compared to the information included in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of the Company's Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 30, 1999.

                                    PART II.
                                OTHER INFORMATION

                                     ITEM 4.
                         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on July 9, 1999, at which a quorum was present. The shareholders voted to elect directors and ratify the selection of auditors. The shareholders also voted to amend the Company's Certificate of Incorporation to effect a one for two, one for three, one for four or one for five reverse stock split of the issued and outstanding shares of common stock, par value $0.0001 per share, with one, if any, of such alternatives to be approved by the Board of Directors of the Company.

With respect to the amendment of the Certificate of Incorporation, 5,748,404 shares voted for, 80,973 shares voted against, 8,043 shares abstained and 1,284,249 shares did not vote.


                                     ITEM 6.
                        EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

               27.  Financial Data Schedule

B. REPORTS ON FORM 8-K

               None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIND/SVP INC.
                                    (REGISTRANT)



Date:  November 10, 1999           /S/ ANDREW P. GARVIN
-------------------------          ---------------------------------------------
                                   Andrew P. Garvin
                                   Chief Executive Officer and President

Date: November 10, 1999            /S/ VICTOR L. CISARIO
-----------------------            ---------------------------------------------
                                   Victor L. Cisario
                                   Vice President and Chief Financial Officer
                                     (Principal Financial Officer
                                      and Principal Accounting Officer)