Form 10-K
period 1999-12-31
FIND SVP INC
filed 2000-03-30
CIK 801338

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     --------------------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended      DECEMBER 31, 1999
                              ---------------------------
                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____to_____

Commission file no.0-15152
                   -------

                                 FIND/SVP, INC.
                   --------------------------- --------------
             (Exact name of Registrant as specified in its charter)

                 NEW YORK                           13-2670985
        --------------------------                  ----------
        (State or other jurisdiction                (I.R.S. employer
        of incorporation or organization)           identification no.)


625 AVENUE OF THE AMERICAS, NEW YORK, NY  10011
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

                          YES  X                NO
                              ---                  -----

     ----------------------------------------------------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of March 1, 2000 the aggregate market value of the voting stock held by non-affiliates of the registrant was $13,491,916.00.

     As of March 1, 2000 there were 7,394,949 shares of Common Stock, par value $.0001 per share, outstanding.

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

         Through its Quick Consulting and Research Service ("QCS"), FIND/SVP provides retainer clients with access to the subject and technical expertise of its staff as well as the resources of a large information center. Within each retainer client's organization, specific individuals receive a Membership Card, which entitles them to make requests via the telephone and the Internet for consultation and research assistance. In response, the staff of QCS provides customized answers in rapid turnaround time, generally within two business days or less of the request. The QCS service is positioned to be an indispensable daily partner for decision-makers by providing, on a retainer basis, a cost-effective "quick consulting" service accessible by telephone or the Internet. The service is designed to be a valuable resource to small and medium sized corporations that do not maintain in-house information centers and as a supplement to in-house resource centers of large corporations. At December 31, 1999, there were 2,006 QCS retainer clients and 12,959 Membership Cardholders. The Company intends to seek to expand its base of QCS retainer clients, and to offer these clients an expanded array of business intelligence, research and advisory services.

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

         FIND/SVP's research resources include access to approximately 4,000 computer databases and subscription-paid web sites, approximately 8,000 of its own files organized by subject and by company, current and back issues of approximately 1,500 periodicals and journals and approximately 3,500 books and reference works. Through a licensing agreement, the Company is associated with the international SVP network of companies and correspondents providing similar services. This enables FIND/SVP to obtain information through approximately 1,000 additional consultants in the SVP worldwide network.

SERVICES AND PRODUCTS

         The Company's services and products offer business executives fully integrated research, business intelligence and management advisory services in a broad range of industries and disciplines. The Company provides services to help clients acquire, interpret and use knowledge.

         FIND/SVP's research resources at December 31, 1999 include a staff of 86 consultants and researchers in its QCS and SCRG divisions, a reference center which contains approximately 8,000 of its own subject and company files, access to approximately 4,000 computer databases, current and back issues of approximately 1,500 titles, and approximately 3,500 books and reference works, and a field investigation team with entree into public and private libraries in the New York area. Through a licensing agreement, the Company is associated with the international SVP network of companies and correspondents, which enables it to obtain information worldwide. See "SVP Network; Licensing Agreement With SVP International." The materials used in the generation of the Company's services and products are updated and checked by staff members. The Company has its own training program in which its employees participate.

      SERVICES

         QUICK CONSULTING AND RESEARCH SERVICE ("QCS"). QCS provides clients with access to the staff and resources of a large information center, which seeks to handle research inquiries and requests for business assistance in rapid turnaround time. Through QCS, the Company is in the business of providing, on a volume basis, customized answers to business questions on a wide variety of topics. The service is offered only on a retainer basis. Retainer client organizations pay in advance, either monthly, quarterly, semi-annually or annually, a retainer fee. In return, the client organizations receive Membership Cards for their designated executives or employees. The Membership Card entitles each cardholder to use QCS and also offers preferential use of, and/or discounts on, the Company's other services and products. The Company has several fixed and adjustable fee retainer programs in effect. Out-of-pocket expenses incurred to answer questions are invoiced in addition to retainer fees.

         Retainer clients call FIND/SVP with their business issues and research needs, give their card number and explain their request to consultants who are divided into the following six practice groups and three support teams:

         (a) THE CONSUMER PRODUCTS AND SERVICES GROUP is responsible for research on retailing and apparel, home furnishings, cosmetics and toiletries, food and beverages, media and entertainment, publishing, sports and leisure, education, philanthropy, restaurants, food services, household products, appliances and furniture;

         (b) THE TECHNOLOGY, INFORMATION AND COMMUNICATIONS GROUP covers computers, software, electronic media and office equipment, and provides expert help with Internet research, hands-on training, on-site seminars, competitive intelligence, Web marketing/trends and Internet user demographics.

         (c) THE HEALTHCARE AND PHARMACEUTICALS GROUP covers products and services manufactured by and marketed to businesses in healthcare fields, including pharmaceuticals, medical and diagnostic equipment, biotechnology, health resources and clinical information;

         (d) THE FINANCIAL AND BUSINESS SERVICES GROUP handles requests on banking, insurance, mergers and acquisitions, real estate and mortgages, the securities and investment industries, customer satisfaction and corporate management theory, and provides credit reports on specific companies and Securities and Exchange Commission documents on public companies;

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

         QCS activity is tracked and controlled by a proprietary management information system called QUESTRAC, which uses recently upgraded state-of-the-art software technology. The program is based on the know-how provided by SVP France, the founders of the SVP concept of quick business advisory services by telephone. Input into the QUESTRAC system provides an exclusive and confidential database of information about each client, and the information requested and handled for clients.

         At December 31, 1999, there were 2,006 retainer clients, a 0.9% decrease from December 31, 1998, and 12,959 holders of the Membership Card, a 12.8% decrease from December 31, 1998. During 1999, monthly fees billed to retainer clients (the retainer base) increased by 2.5% to $1,507,782. Approximately 50% of the top Fortune 100 industrial companies are QCS retainer clients. Revenues generated by QCS represented 82%, 74% and 64% of the Company's total revenues for the years ended December 31, 1999, 1998 and 1997, respectively.

         STRATEGIC CONSULTING AND RESEARCH GROUP ("SCRG"). SCRG is designed to handle more in-depth custom market research and competitive intelligence assignments. The service is most often used by the Company's QCS retainer clients as a supplement to that service. Common project requests include customized market and industry studies, telephone surveys, competitive intelligence data-gathering and analysis assignments, acquisition studies and large information collection projects. Additionally, through the Customer Satisfaction and Loyalty Group, SCRG provides customer satisfaction and loyalty programs. Through SCRG, the Company provides research as well as interpretation and analysis. All projects are quoted in advance and billed separately. Revenues generated by SCRG represented 17%, 17% and 17% of the Company's total revenues for each of the years ended December 31, 1999, 1998 and 1997.

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

         On November 4, 1997, the Company sold certain assets held in its Emerging Technologies Research Group ("ETRG"), a division of Published Research. The assets consisted of the Company's Multi-client Study business, its Continuous Advisory service and its Interactive Consumer newsletter. The Company retained the rights to its then published off-the-shelf studies produced from data contained within previously issued multi-client studies.

         Revenues generated from the divested activities represented 9% and 19% of the Company's total revenues for the years ended December 31, 1998 and 1997, respectively.

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

      POTENTIAL RELATED SERVICES AND PRODUCTS

         The Company plans to expand its services through continued internal development during 2000. This includes various initiatives aimed at both business-to-business and consumer users of the Internet. Additionally, the Company will consider exploring possible alliances with and/or acquisitions of consulting, research or information properties and companies whose primary markets are the same as FIND/SVP's market and which would be accretive to the Company's earnings. There are no commitments or understandings in this regard and no assurance can be given that the Company will in fact conclude any acquisitions or internally develop any related services. The foregoing plans are subject to, among other things, the availability of funds for these purposes.

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

         During the first quarter of 1998, SVP International (including affiliates) increased its ownership in the Company to approximately 37% of the then outstanding common shares, excluding outstanding warrants, from 18.7% of the outstanding common shares, excluding outstanding warrants. Concurrent with the increased ownership, SVP International increased their management involvement in and physical presence at the Company during 1998, and it is expected that this will continue into the future. (See "Directors and Executive Officers of the Registrant - Directors and Officers")

         The license agreement provides that SVP International will not compete with the Company in the United States or enter into any agreement or arrangement with respect to services similar to those offered by the Company with any entity which operates or proposes to operate such services in the United States. The Company, in return, agreed to pay SVP International royalties of $18,000 per year, plus 2% of the amount of FIND/SVP's gross revenues for each such year, excluding publishing revenues, derived from certain of its services in excess of $2,000,000 but less than $4,000,000 and 1% of the amount of such non-publishing gross revenues in excess of $4,000,000 but less than $10,000,000, and 1.2% of the gross profit from all publications included in FIND/SVP's gross revenue less than $10,000,000 for such year. Royalty expense to SVP International totaled $119,000, $126,000 and $131,000 in 1999, 1998 and 1997, respectively.

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

Little, Stanford Research Institute and The Conference Board, which have research capabilities with call-in-service for reference type questions. To date, however, the call-in-service feature has not been emphasized by these companies. Although the Company is not aware of direct competitive companies with larger staffs and revenues, there is no assurance that as the information industry expands, more competitive companies will not enter the market. In addition, there is no assurance that a competitive company will not develop a superior product or service. The Company believes, however, that by reason of its experience in the industry, its association with the SVP network and its intent to closely monitor the consulting industry, it will be able to compete effectively with any potential competitors.

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

EMPLOYEES

         As of December 31, 1999, the Company had 160 full-time employees, including 5 executive officers, 36 marketing and sales employees, 86 consultants and research employees, and 33 administrative and general personnel.

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

                                     ITEM 2

                                   PROPERTIES

         At December 31, 1999, the Company has a lease on approximately 32,000 square feet of office space at 625 Avenue of the Americas, New York, New York, which became the main offices of the Company in 1987. The lease is subject to standard escalation clauses, and expires in June 2005. Basic annual rent expense, determined on the straight-line basis over the term of the lease, is approximately $694,000.

         The Company has additional leased office space for approximately 30,000 square feet at 641 Avenue of the Americas, New York, New York. Such lease arrangements are subject to standard escalation clauses, and expire in June 2005. Basic annual rent expense, determined on the straight-line basis over the term of the lease, is approximately $650,000. Of this space, approximately 10,000 square feet is being sublet to a third party as of December 31, 1999.

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

         None.

                                     PART II

                                     ITEM 5

                      MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         The Company's common stock, par value $.0001 per share ("Common Stock"), is traded on the NASDAQ Small Cap Market under the symbol "FSVP". The following table sets forth the high and low closing sale prices for the Common Stock for the periods indicated.

PRICE RANGE              HIGH             LOW
-----------              ----             ---


1999
----
COMMON STOCK
------------
1st Quarter              1 25/32          3/4
2nd Quarter              1                19/32
3rd Quarter              1 9/16           23/32
4th Quarter              2 2/32           3/4


1998
----
COMMON STOCK
------------
1st Quarter              1 3/16           11/16
2nd Quarter              1 3/8            29/32
3rd Quarter              1 7/16           13/16
4th Quarter              1 1/8            19/32

         On December 31, 1999, there were approximately 890 holders of record of the Common Stock. Such numbers do not include shares held in "street name."

         In the first quarter of 1998, by letter dated January 21, 1999, and by letter dated November 16, 1999, the Company received notification from the NASDAQ Stock Market, Inc. ("NASDAQ") that the Company was not in compliance with NASDAQ's $1.00 minimum bid price requirement; the shares of the Common Stock having closed below the minimum bid price for 30 consecutive business days. To regain compliance with this standard the Common Stock was required to have a closing bid price at or above $1.00 for ten consecutive trading days within the 90-calendar day period following the advent of non-compliance. With respect to all notifications, the Common Stock subsequently met the required minimum bid price for ten consecutive trading days, and the Company's Common Stock is currently in compliance with the NASDAQ minimum bid requirement. Had compliance not been achieved, NASDAQ could have issued a delisting letter.

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

STATEMENTS OF OPERATIONS

                                                                            YEARS ENDED DECEMBER 31
                                                                            -----------------------
                                                                    (in thousands, except per share amounts)
                                                     1999             1998             1997            1996            1995
                                                     ----             ----             ----            ----            ----
Revenues                                          $22,738          $28,175          $32,027         $30,525         $28,606
Operating Income (Loss)                               348            1,329          (3,136)           (824)           1,050

Net Income (Loss)                                     883              756          (2,852)           (719)             476

Net Income (Loss) Per Share:
     Basic                                           .12              .11            (.43)           (.11)             .08
     Diluted                                         .12              .11            (.43)           (.11)             .07

 Weighted Average Number of Shares:
     Basic                                         7,121            7,094            6,593            6,434           6,217
     Diluted                                       7,213            7,100            6,593            6,434           6,672

 Cash Dividends Paid Per
    Common Share                                       -                -                -               -               -

BALANCE SHEET DATA

                                                                        DECEMBER 31
                                                                       ------------
                                                                       (in thousands)
                                                   1999        1998         1997       1996     1995
                                                   ----        ----         ----       ----     ----
Working Capital (Current assets                  $3,199      $2,569       $1,016     $3,930   $3,854
less current liabilities)
Total Assets                                     11,278      11,899       12,481     12,946   11,445
Long-Term Notes Payable
 excluding current amounts                        3,039       3,523        3,801      3,826    2,896
Shareholders' Equity                              3,889       2,988        1,218      4,059    4,659

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

         The Company had operating income of $348,000 for the year ended December 31, 1999. The net income for the year ended December 31, 1999 was $883,000 versus $756,000 for the year ended December 31, 1998.

         Revenues for 1999 were $22,700,000 and revenues for 1998 were $28,200,000. On a comparable basis, 1998 revenues were $25,500,000 after deducting revenues of $2,700,000 related to the sale of the Published Research business unit. The decline in comparable revenues was a result of a decline in the Company's retainer base (recurring monthly income) in late 1998 and early 1999.

         Net income in 1999 was positively affected by a pre-tax gain of $1,200,000 (approximately $672,000 after tax) resulting from a collaboration agreement between FIND/SVP and Idealab!, a leading creator and operator of Internet businesses, to develop find.com, a new Internet site.

          Selling, general and administrative expenses were $10,800,000 in 1999, a decrease of $1,500,000 from 1998. Direct costs in 1999 were 50.8% of revenue as compared to 50.6% for the year ended December 31,1998. Additionally, selling, general and administrative expenses were 47.7% of revenue for 1999 as compared to 43.5% for the year ended December 31, 1998. Selling, general and administrative expenses as a percentage of revenue increased due to increased costs and the Company's emphasis on increasing retainer revenue. Both selling, general and administrative expenses, as well as total direct costs, decreased in 1999 from 1998 as a function of lower than expected revenue levels, coupled with a decrease due to the sale of the Published Research unit and the reduction in staff that occurred during 1998.

         A $1,000,000 capital stock investment from SVP, a major shareholder of the Company, received during the first quarter of 1998, coupled with cash flow provided by operating activities, enabled the Company to pay off its outstanding balance under the Commercial Revolving Promissory Note during the first quarter of 1998. As of December 31, 1999, the balance outstanding remains at zero. The Company ended 1999 with a cash balance of $2,096,000.

         During the year ended December 31, 1998, the Company reduced operating expenses, primarily due to the Published Research activities. Accordingly, there was a reduction in direct costs as a percentage of revenues to 50.6% for the year ended December 31, 1998, as compared to 57.5% for the year ended December 31, 1997. Additionally, selling, general and administrative expenses were 43.5% of revenues for the year ended December 31, 1998, versus 47.0% for the year ended December 31, 1997.

SEGMENT REPORTING

       The Company operated in one segment during 1999. Segment data for 1998 and 1997, which is useful in understanding results for such years, is as follows:

--------------------------------------------------------------------------------

(in thousands)                                      YEARS ENDED DECEMBER 31
                                                    -----------------------

                                                     1998           1997
                                                     ----           ----
REVENUES
--------
   Consulting and Business Advisory                     $ 25,457    $ 25,959
   Published Research Products                             2,718       6,018
   All other                                                  --          50
                                                ----------------------------
                                                        $ 28,175    $ 32,027
                                                ============================
OPERATING INCOME (LOSS)
-----------------------
   Consulting and Business Advisory (1)                 $  1,313    $   (165)
   Published Research Products                                16      (2,295)
   All other                                                  --        (676)
                                                ----------------------------
     Segment operating income                              1,329      (3,136)
   Corporate and other (2)                                  (368)       (612)
                                                ----------------------------
     Income (loss) before provision
       (benefit) for income taxes                       $    961    $ (3,748)
                                                ============================
DEPRECIATION AND AMORTIZATION
-----------------------------
   Consulting and Business Advisory                     $  1,002    $    885
   Published Research Products                                96         238
   All other                                                  46          68
                                                ----------------------------
                                                        $  1,144    $  1,191
                                                ============================
TOTAL ASSETS
------------
   Consulting and Business Advisory                     $ 11,194    $ 10,595
   Published Research Products                               705       1,886
   All other                                                  --          --
                                                ----------------------------
                                                        $ 11,899    $ 12,481
                                                ============================
CAPITAL EXPENDITURES
--------------------
   Consulting and Business Advisory                     $    618    $  1,897
   Published Research Products                                --          42
   All other                                                  --          --
                                                ============================
                                                        $    618    $  1,939
-                                               ============================

(1) Operating income for the years ended December 31, 1998 and 1997 include a restructuring charge for severance and related costs of $321,000 and $155,000, respectively.

--------------------------------------------------------------------------------
(2) Consists of interest income, other income, gain on sale of net assets, interest expense and other expense.

--------------------------------------------------------------------------------


PRODUCT AND SERVICE REVENUES

         The Company's revenues decreased by $5,437,000, or 19.3%, from $28,175,000 in 1998 to $22,738,000 in 1999 and decreased by $3,852,000, or
12.0%,  from  $32,027,000  in 1997 to  $28,175,000  in 1998.  The decreases were primarily due to the sale of Published Research Products completed during the third quarter of 1998, coupled with a decline in revenues in QCS and SCRG during 1999 as described below.

         QCS revenues decreased by $2,137,000, or 10.3%, from $20,713,000 in 1998 to $18,576,000 in 1999 and grew by $197,000, or 1.0%, from $20,516,000 in
1997 to $20,713,000 in 1998. The decrease from 1998 to 1999 was the result of a 0.9% decline in the number of retainer clients and a 12.8% decline in the number of retainer cardholders. The increase from 1997 to 1998 was due to an increase in the average retainer fee paid per client, partially offset by a 10.7% reduction in the number of clients and an 8.4% reduction in the retainer base (monthly fees billed to clients). The reduction in the retainer base was primarily due to an increase in the number of rate reductions granted to clients based on their recent usage history, coupled with a slow-down in new retainer sales during 1998, as compared to recent years. The slow down in sales was due primarily to staff turnover in the Business Development area that was experienced throughout 1998. The reduction in the retainer base began during the third quarter of 1998, and this was the first time in the Company's history that there had been a reduction in the retainer base during a full calendar year. The decline continued through the first quarter of 1999 and, on a dollar value basis, was reversed in the second quarter of 1999. The Company experienced a growth in the dollar value of the retainer base in both the third and fourth quarters of 1999, and for the full year ended December 31, 1999.

         As a result, the monthly fees billed to retainer clients (the retainer base) increased from the beginning of 1999 to the end of 1999 by 2.5% to $1,507,782. However, until the retainer base is brought back to previous levels attained in 1998, retainer revenue in QCS will be lower. In 1999, QCS revenue was lower due to client cancellations exceeding new client acquisitions.

         SCRG revenues decreased by $856,000, or 18.1%, from $4,743,000 in 1998 to $3,887,000 in 1999 and by $700,000, or 12.9%, from $5,443,000 in 1997 to
$4,743,000 in 1998. The decrease from 1998 to 1999 was a continuation of the impact felt by staff turnover in the second half of 1998. The decrease from 1997 to 1998 was due to a significant fall-off in revenue in the third and fourth quarters of 1998, as compared to the like quarters in 1997, primarily due to staff turnover which affected the marketing efforts of SCRG.

         During the fourth quarter of 1998, staff turnover in SCRG slowed and since then has moderated. As a result, the Company experienced a decline in revenues during the first two quarters of 1999, as compared to the like quarters of 1998. The Customer Satisfaction and Loyalty Division accounted for 22.7%, 28.9% and 15.7% of SCRG's revenue for 1999, 1998 and 1997, respectively.

         The Company earned $91,000 and $39,000 in royalties in 1999 and 1998, respectively, as a result of the sale of the Published Research unit.

DIRECT COSTS

         Direct costs decreased by $2,721,000, or 19.1%, from $14,263,000 in 1998 to $11,542,000 in 1999 and decreased by $4,139,000, or 22.5%, from
$18,402,000  in 1997 to  $14,263,000 in 1998.  Direct costs  represented  50.8%,
50.6% and 57.5% of revenues, respectively, in 1999, 1998 and 1997. The decreases were primarily due to the aforementioned sale of Published Research Products, coupled with a general reduction in direct operating expenses. The general reduction in direct operating expenses was primarily the result of a reduced headcount and a decrease in the expenses incurred on behalf of clients.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased by $1,415,000, or 11.5%, from $12,262,000, or 43.5% of revenues, in 1998 to $10,847,000, or
47.7% of revenues, in 1999 and decreased by $2,797,000, or 18.6%, from $15,059,000, or 47.0% of revenues, in 1997 to $12,262,000, or 43.5% of revenues, in 1998. The decrease from 1998 to 1999 was primarily due to a reduction in labor costs and reduced sales commissions during 1999, partially offset by an increased emphasis on marketing. The decrease from 1997 to 1998 was primarily due to reduction in administrative labor and reduced sales labor, primarily due to turnover, coupled with reduced sales commissions during 1998.

IMPAIRMENT LOSS

         During the fourth quarter of 1997, the Company decided to sell Published Research Products. As a result, the Company reported the carrying value of the assets held for sale at the lower of cost or their estimated net realizable values, and an impairment loss of $1,047,000 was recorded in December 1997. The sale of these assets was completed during the third quarter of 1998.

         The aforementioned non-cash charge included write-downs of inventory of $517,000, fixed assets of $405,000, goodwill of $102,000 and deferred charges of $23,000.

RESTRUCTURING CHARGE

         On March 27, 1998, the Company reduced its full-time labor force in its core business by 20 positions. As a result, the Company recorded a restructuring charge of $321,000 during the quarter ended March 31, 1998. The charge consisted mainly of severance payments, which were fully paid by February 15, 1999, outplacement services and legal costs associated with the elimination of the positions. As of December 31, 1999, all costs related to this charge had been paid.

         In conjunction with the Company's decision to re-focus its efforts on its core competencies, the Company reduced its general and administrative staff in December 1997. Accordingly, the Company recorded a $155,000 restructuring charge, primarily for severance costs, during the fourth quarter of 1997, all of which was paid in 1998.

         Due to lower than expected revenues and profits in Published Research Products during the third quarter of 1996, and due to the anticipation of a more aggressive growth strategy which integrated the products and services of the Company, the Company reorganized its operating units and changed its method of marketing and cross-selling its various services. As of December 31, 1999, all costs related to this charge had been paid.

OPERATING INCOME (LOSS)

         The Company's operating income was $348,000 in 1999, compared to an operating income of $1,329,000 in 1998, a decrease of $981,000. The decrease was primarily related to the sale of Published Research Products, coupled with the decline in revenue from its QCS and SCRG activities.

         The Company's operating income was $1,329,000 in 1998, compared to an operating loss of $3,136,000 in 1997, an improvement of $4,465,000. The increase was due primarily to decreased direct costs and SG&A expenses, coupled with a $2,311,000 improvement in Published Research Products due primarily to the non-recurring impairment loss of $1,047,000 recorded in 1997.

INTEREST INCOME AND EXPENSE; OTHER ITEMS

         In 1999, the Company earned $88,000 in interest income, which increased from $85,000 in 1998 and $13,000 in 1997. The increase in 1999 was a result of higher cash balances throughout 1999, coupled with interest earned on notes receivable.

         Interest expense in 1999 was $464,000, which was a decrease from $522,000 in 1998, and from $597,000 in 1997. The decrease in interest expense for 1999 compared to 1998 was primarily due to the reduction in bank borrowings.

         On December 30, 1999, the Company entered into an agreement with idealab! and Find.com, Inc. whereby the Company assigned the domain name "find.com" and licensed the use of certain rights to the trademarks "find.com" and "find" to Find.com, Inc. idealab! and Find.com, Inc. are not otherwise related to the Company. Under the terms of the agreement, the Company received consideration in the form of cash and preferred shares amounting to approximately $1,200,000, net of related expenses. The Company is also entitled to certain future royalties. The preferred shares are classified as available-for-sale marketable securities at December 31, 1999. No royalty income was earned during 1999.

         On January 20, 1998, the Company entered into a settlement agreement regarding a shareholder lawsuit which began during 1997, pursuant to which the suit was dismissed with prejudice. As part of the settlement, the Company purchased 274,400 shares of the Common Stock from the plaintiff for $1.25 per share, totaling $343,000. The purchase price contained a premium of $0.50 per share over the closing trade price of the Common Stock on the date of settlement, or $137,000. As a result of the above, the Company recorded treasury stock of $206,000 and expense of $137,000. The Company used proceeds from its insurance company of $495,000 to purchase the shares and to pay plaintiff and Company legal fees in the amount of $110,000 and $42,000, respectively. Accordingly, the Company recorded other income and other expense of $289,000, respectively, related to this matter, with the remaining balance of $206,000 offset against the aforementioned treasury stock repurchase amount, thus reducing the net treasury stock transaction to zero.

INCOME TAXES

         The $289,000 income tax provision for the year ended December 31, 1999 represents 24.7% of pre-tax income. Income tax expense for 1999 was favorably reduced due to the reversal of a $280,000 valuation reserve placed upon deferred tax assets in prior years.

         The $205,000 tax provision recognized for 1998 represents 21.3% of the 1998 pre-tax income. Income tax expense for 1998 was favorably reduced due to the reversal of $239,000 of the valuation reserve placed upon deferred tax assets in the prior year.

         The $896,000 tax benefit recognized for 1997 represents 23.9% of the 1997 loss before benefit for income taxes. The 1997 benefit includes a net operating loss carryback for federal purposes, a deferred tax benefit from a net operating loss carryforward for federal, state and local taxes and a net deferred tax benefit for temporary items, partially offset by establishing a valuation allowance of $519,000, and expired tax credits.

         Based on the Company's history of prior operating earnings relating to its consulting and business advisory businesses, management has determined that a valuation allowance of $280,000 and $519,000 was necessary at December 31, 1998 and 1997, respectively, due to the uncertainty of future earnings to realize the entire net deferred tax asset. Of the deferred tax asset as of December 31, 1998, $322,000 was classified as current.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of liquidity and capital resources have been cash flow from operations, borrowings, and prepaid retainer fees provided by clients. Cash balances were $2,096,000 and $2,307,000 at December 31, 1999 and 1998, respectively. The Company's working capital position (current assets, less current liabilities) at December 31, 1999 was $3,199,000, as compared to $2,569,000 at December 31, 1998.

         The Company believes that its cash generated from operations, together with its existing cash balances, will be sufficient to meet its operating cash needs and expected capital expenditures for the near term. To supplement possible short-term cash needs, the Company has a $1,000,000 line of credit at the prime commercial lending rate plus one-half percent. The line is renewable annually, and was put in place on December 30, 1999. No amounts were borrowed under the line of credit as of December 31, 1999.

         Cash provided by operating activities was $1,093,000, $2,166,000 and $236,000 in the years ended December 31, 1999, 1998 and 1997, respectively.

         Cash provided by (used in) investing activities was ($472,000), $737,000 and ($1,889,000) in the years ended December 31, 1999, 1998 and 1997, respectively. Capital expenditures for the migration of the Company's 10-year-old management information system to a new computer system platform were a significant component of the amounts invested in all three years. This new system improves the consultants' ability to communicate with clients, access the internet, and to integrate the Company's products, as well as to expand the Company's enterprise network. Total capital expenditures were $672,000, $618,000, and $1,939,000 in the years ended December 31, 1999, 1998 and 1997, respectively. In 1998, another significant factor was the receipt of $1,250,000 in cash received upon the sale of assets. During the year ending December 31, 2000, the

Company expects to spend approximately $650,000 for capital items, the major portions of which will be used to complete the migration of the information systems to the new platform, and for leasehold improvements related to mechanical heating and cooling systems at one of its locations.

         Cash (used in) provided by financing activities was ($832,000), ($735,000), and $1,158,000 in the years ended December 31, 1999, 1998 and 1997, respectively. In 1999, the most significant item related to the early repayment of two bank borrowings aggregating $850,000, which were otherwise due in installments in the years 2000 and 2001. In connection with the repayment of such bank borrowings, the bank released two $1,000,000 standby letters of credit that had been provided by a shareholder, SVP, S.A. In 1998, significant financing activities included the Company's repayment of bank borrowings of $1,749,000 and the proceeds obtained from the issuance of common shares of $1,000,000. The share proceeds related to an equity purchase by SVP S.A., a subsidiary of Amalia S.A. After the transaction, Amalia was the beneficial owner of approximately 40.7% of the Company's common shares. In 1997, significant financing activities included bank borrowings of $1,719,000 and repayments of bank borrowings of $516,000.

         In January and February 2000, 216,945 warrants were exercised. Under the terms of the related agreements, $488,126 of face value of the Senior Subordinated Note due October 31, 2001 was surrendered as payment.

         In accordance with the terms of the Senior Subordinated Notes, the payment of portions of accrued interest may be deferred. Accrued deferred interest of $76,000 and $216,000 at December 31, 1999 and 1998, respectively, was accrued and deferred under such terms. Such amounts compound and accrue interest at the 12% rate of such Notes.

         The  Company  is   currently   negotiating   with   several   financial
institutions regarding the possible refinancing of a portion of its long-term notes payable with the intention of reducing future interest expense.

INFLATION

         The Company has in the past been able to increase the price of its products and services sufficiently to offset the effects of inflation on wages and other expenses, and anticipates that it will be able to do so in the future.

"YEAR 2000" ISSUE

         The Year 2000 ("Y2K") issue is the result of computer programs that were written using only two digits, rather than four, to represent a year, which may result in errors or miscalculations. No problems were encountered as of December 31,1999 or subsequent thereto.

         The Company had developed a remediation plan involving the following three overlapping phases: (1) creation of an inventory of all applications and information technology equipment, non-information technology systems and vendor relationships; (2) evaluation of the inventoried items for Y2K compliance, determination of the remediation method and the resources required, and the development of an implementation plan and (3) execution of the implementation plan, including testing the inventoried items in a Y2K environment.

         The Company completed all phases, and all hardware, software and systems are Y2K compliant.

         As part of its remediation plan, the Company requested and received representations from certain financial institutions and third party vendors that indicated their progress towards Y2K compliance. This survey did not indicate any Y2K compliance issues.

      The Company addressed these Y2K issues using internal staff members. The Company incurred approximately $40,000 in expenses related to remediation software and hardware. All costs were expensed as incurred and were funded through operations. The costs incurred through December 31, 1999 did not have a material affect on the Company's financial position or results of operations.

      The Company considered its most likely worst-case scenario to be the failure of third party vendors to remediate their Y2K issues in a timely manner. The Company relies on various vendors to deliver a broad range of services. The Company's inability to receive certain services from current vendors would affect its ability to provide services to its clients. The Company would be able to replace those vendors that would not be able to perform due to Y2K deficiencies.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. The Company will adopt SFAS No. 133 on January 1, 2001. At the current time the Company does not utilize derivative instruments, and accordingly it is anticipated that the adoption of SFAS No. 133 will not affect the Company's consolidated financial position and results of operations.

FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

         This Annual Report on Form 10-K (and any other reports issued by the Company from time to time) contains certain forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Act of 1995. Such forward-looking statements, including statements regarding the Company's dependence on regulatory approvals, its future cash flows, sales, gross margins and operating costs, the effect of conditions in the industry and the economy in general, and legal proceedings, are based on current expectations that involve numerous risks and uncertainties. Actual results could differ materially from those anticipated in such forward-looking statements as a result of various known and unknown factors, including, without limitation, future economic, competitive, regulatory, and market conditions, future business decisions, and those factors discussed under Management's Discussion and Analysis of Financial Condition and Results of Operations. Words such as "believes", "anticipates", "expects", "intends", "may", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise and of these forward-looking statements. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-K, and in other reports filed by the Company with the Securities and Exchange Commission.

                                     ITEM 7A

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The financial position of the Company is subject to market risk associated with interest rate movements on outstanding debt. The Company has debt obligations with both fixed and variable terms. The carrying value of the Company's variable rate debt obligations approximates fair value as the market rate is based on prime. An increase in the underlying interest rates would result in a corresponding increase in interest expense, based on the then outstanding borrowings.

                                     ITEM 8

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The response to this item is submitted in a separate section of this report on pages F-1 through F-29.

                                     ITEM 9

                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

          On April 22, 1999, the Company dismissed KMPG LLP ("KPMG") as its independent accountants. The decision to change independent accountants was approved by the Board of Directors upon the recommendation of the Audit Committee.

          During the two most recent fiscal years and through April 22, 1999, there had been no disagreements with KMPG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable events.

          On May 4, 1999, the Company engaged Deloitte & Touche LLP ("D&T") as its new certifying accountant. Management has not previously consulted with D&T on any accounting, auditing or financial reporting matters.

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

         The directors and executive officers of the Company are as follows:

NAME                            AGE        POSITION
----                            ---        --------
Andrew P. Garvin (1)            54         President, Chief Executive Officer and Director

Brigitte de Gastines            56         Managing Director and Chairperson of the Board of Directors

Howard S. Breslow               60         Director

Frederick H. Fruitman           49         Director

Jean-Louis Bodmer               58         Managing Director and Director

Eric Cachart                    43         Managing Director and Director

Stephan B. Sigaud (1)           43         Vice President - Client Services

Kenneth A. Ash (1)              55         Vice President - International Strategic Research

Peter Carley (1)                37         Vice President - Human Resources

-----------------------
(1)      Member  of  an  Operating  Management  Group  ("OMG")  responsible  for applying the Company's overall policies and strategies and for proposing initiatives and supplemental strategies for the growth of the Company.

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

         Ms. de Gastines was elected a director of the Company in accordance with the Company's licensing agreement with SVP International. See "Item 1. Business - SVP Network; Licensing Agreement with SVP International." She has been a director of the Company since 1982 and Chairperson of the Board since October 1998. She has served as the General Manager of SVP International since 1985 and SVP S.A. since 1976.

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

         Mr. Carley has been the Company's Vice President of Human Resources from July 1998 to March 2000, and was Director of Human Resources from December 1997 to July 1998. He joined the company as Manager of Human Resources in September of 1997. Prior to joining FIND/SVP, he was employed by The Washington Post Company from February 1996 until September of 1997, where he was most recently a Director, Human Resources for MLJ, a telecommunications engineering consulting company. Mr. Carley also worked in training and development, recruiting, employee relations, and other Human Resources roles at Cost Plus World Market, a California-based retail firm. He has a Bachelor of Arts degree from San Francisco State University.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Company's officers, directors and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 ("Reporting Persons") are required under that Act to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company pursuant to that Act, the Company believes that during fiscal year ended December 31, 1999, all filing requirements applicable to Reporting Persons were complied with.

                                     ITEM 11

                             EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid by the Company during each of the Company's last three years to (I) the Company's Chief Executive Officer, and (II) each of the Company's executive officers who received salary and bonus payments in excess of $100,000 during the year ended December 31, 1999 (collectively the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG TERM COMPENSATION
                                                                        -------------------------------------------------
                                    ANNUAL COMPENSATION                               AWARDS                 PAYOUTS
                               --------------------------------------   ---------------------------------- -----------
                                                                                            SECURITIES

        NAMES AND                                             OTHER      RESTRICTED         UNDERLYING           LTIP       ALL
        ---------                                             ------     -----------        ----------           ----       ---
       PRINCIPAL                        SALARY       BONUS    ANNUAL           STOCK           OPTIONS         PAYOUT     OTHER
       ----------                       ------       -----    ------           -----           -------         ------     -----
        POSITIONS         YEAR             ($)         ($)     COMP.      AWARDS ($)           (#) (1)            ($)     COMP.
        ---------         ----             ---         ---     -----      ----------           -------            ---     -----
ANDREW P. GARVIN          1999         267,679           -         -               -                 -              -         -
PRESIDENT, CHIEF          1998         264,171      50,000         -               -                 -              -         -
EXECUTIVE OFFICER         1997         253,867      50,000         -               -                 -              -         -
AND DIRECTOR

VICTOR L. CISARIO         1999         152,885      50,000         -               -                 -              -         -
VICE PRESIDENT,           1998         118,333       8,500         -               -            60,000              -         -
CHIEF FINANCIAL           1997         109,144       7,660         -               -             5,000              -         -
OFFICER, SECRETARY,
TREASURER (2)

STEPHAN B. SIGAUD         1999         175,000      18,611         -               -                 -              -         -
VICE PRESIDENT -          1998         133,958         200         -               -            50,000              -         -
CLIENT SERVICES           1997         114,227      39,160         -               -                 -              -         -

KENNETH A. ASH            1999         150,000      20,000         -               -                 -              -         -
VICE PRESIDENT -          1998         143,750      83,647         -               -            60,000              -         -
INTERNATIONAL STRATEGIC   1997         125,000      50,000         -               -                 -              -         -
RESEARCH

PETER CARLEY              1999          99,719      10,600         -               -                 -              -         -
VICE PRESIDENT -          1998                                     -               -            55,000              -         -
HUMAN RESOURCES           1997                                     -               -                 -              -         -


------------------------
(1)      Options to acquire Common Stock.
(2)      Employment terminated on December 31, 1999.

                            OPTION GRANTS DURING 1999

         No stock options were granted to the Named Executive Officers during 1999.

         AGGREGATED OPTION EXERCISES IN 1999 AND YEAR-END OPTION VALUES

         The following table provides information related to options exercised by each of the Named Executive Officers during the year ended December 31, 1999 and the number and value of options held at fiscal year end. The Company does not have any outstanding stock appreciation rights.

                                                                  NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                             UNDERLYING UNEXERCISED OPTIONS              IN-THE-MONEY
                                                                        OPTIONS                             OPTIONS
                                                                 AT FISCAL YEAR END (#)           AT FISCAL YEAR END ($)(1)
                                                                 ----------------------           -------------------------
                                 SHARES
                              ACQUIRED ON       VALUE
                                EXERCISE       REALIZED
NAME                              (#)            ($)         EXERCISABLE      UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
----                            --------       --------      -----------      -------------     -----------     -------------

ANDREW P. GARVIN                   -               -           99,000           170,000             -               -

VICTOR L. CISARIO                14,000         10,500         13,000            45,000          4,680.00       52,382.50

STEPHAN B. SIGAUD                  -               -           14,000            36,000         17,920.00       46,080.00

KENNETH A. ASH                     -               -           18,000            42,000         21,321.25       51,181.88

PETER CARLEY                     1,000           1,219         15,000            39,000         18,731.25       48,513.75


-------------------------
(1) The closing sale price of the Common Stock as reported by NASDAQ on December 31, 1999 was $2.03. Value is calculated on the difference between the option exercise price of in-the-money options and $2.03 multiplied by the number of shares of Common Stock underlying the option.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         On January 25, 1999, the Company formed a Compensation Committee currently consisting of Jean-Louis Bodmer, Andrew P. Garvin, Howard S. Breslow and Frederick H. Fruitman. The purpose of the Compensation Committee is to review, structure and set the Company's Executive Compensation and to align management's interest with the success of the Company. The Company has no nominating or other committees performing similar functions. There were no interlocking relationships between the Company and other entities that might affect the determination of the compensation of the executive officers of the Company.

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

         Severance arrangements for members of the Operating Management Group (i.e. Messrs. Sigaud, Ash and Carley) were authorized by the Board of Directors on January 25, 1999. Severance agreements were entered into with Mssrs. Sigaud and Ash providing for (a) a normal severance benefit of nine (9) months, which would be increased to one (1) year after the employee has served as a member of the OMG for a continuous period of two (2) years, in the event the employee's services are terminated by the Company without cause, and (b) a severance benefit of one (1) year in the event the separation from service is due to (I) a change-in-control, and (II) the employee suffers, within one (1) year thereafter, either (A) a discontinuation of duties, or (B) an office change of at least 50 miles, or (C) a reduction in compensation, or (D) a termination of employment other than for cause.

DIRECTORS' COMPENSATION

         On January 25, 1999, the Board of Directors approved the payment of $1,500 per meeting for the outside members of the Board. On April 22, 1999, the Board agreed to pay outside directors $500 for each committee meeting attended. During 1999, Mr. Breslow and Mr. Fruitman each received compensation in the total amount of $10,500.

         The Stock Option Plan of the Company was amended in June 1995 to provide for the automatic grant to outside directors of five-year non-incentive options to purchase 2,500 shares of Common Stock on the first business day of each new year beginning in 1996, the exercise price being the fair market value on the date of the grant.

         On April 22, 1999, the Board voted to grant each outside director additional five-year, non-incentive stock options to purchase 7,500 shares of Common Stock on the first business day of each year, commencing with the first business day of 2000, the exercise price being the fair market value on the date of the grant.

                                     ITEM 12

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following sets forth, as of December 31, 1999, certain information with respect to the beneficial ownership of the Common Stock by (I) each person known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, (II) each of the directors of the Company, (III) each of the Named Executive Officers, (IV) and by all current executive officers and directors as a group.

                 NAME AND ADDRESS            NUMBER OF SHARES
                 BENEFICIAL OWNER                 OWNED(1)             PERCENT
                 ----------------                 --------             -------
     Andrew P. Garvin
     625 Avenue of the Americas
     New York, NY 10011 (2)                      1,040,254               14.0%

     Amalia S.A.
     70, rue des Rosiers
     F-93585 Saint-Ouen, Cedex
     FRANCE  (3)                                 3,075,085               40.7%

     Brigitte de Gastines (4)                       17,500        Less than 1%

     Howard S. Breslow (5)(6)                       36,320        Less than 1%

     Frederick H. Fruitman (6)                      65,679        Less than 1%

     Jean-Louis Bodmer  (4)                          7,500        Less than 1%

     Kenneth A. Ash (7)                             80,000                1.1%

     Peter M. Carley (8)                            56,000        Less than 1%

     Victor L. Cisario (9)                          79,400                1.0%

     Stephan B. Sigaud (10)                         50,000        Less than 1%

     Furman Selz SBIC, L.P.
     230 Park Avenue
     New York, NY  10169 (11)                      900,000               11.2%

     All Current Executive Officers
       and Directors as a
       Group (9 persons) (12)                    1,428,253               18.6%

(1) Unless otherwise indicated below, all shares are shares of Common Stock owned beneficially and of record.

(2)      Includes 269,000 shares issuable under outstanding options.

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

(4)      Includes 7,500 shares issuable under outstanding options.

(5) Includes all of the 18,820 shares of Common Stock owned by record of Breslow & Walker, LLP, a law firm in which Mr. Breslow is a partner.

(6)      Includes 17,500 shares issuable under outstanding options.

(7)      Includes 60,000 shares issuable under outstanding options.

(8)      Includes 54,000 shares issuable under outstanding options.

(9)      Includes 58,000 shares issuable under outstanding options.

(10)     Includes 50,000 shares issuable under outstanding options.

(11)     Includes all of the 900,000 shares issuable under outstanding Warrants.

(12)     Includes 541,000 shares issuable under outstanding options.

                                     ITEM 13

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since 1971, the Company has been a licensee of SVP International. Pursuant to this license agreement, the Company pays royalties to SVP
International for the use of the SVP name and participation in the SVP International network. For a description of the relationship of Ms. de Gastines, Mr. Bodmer and Mr. Cachart to SVP International see "Item 10. Directors and
Executive Officers of the Registrant." The accrued royalties payable as of December 31, 1999 to SVP International were approximately $240,000.

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

         Howard S. Breslow, a director of the Company, is a member of Breslow & Walker, LLP, general counsel to the Company. During 1999, Breslow & Walker, LLP received legal fees of $50,535.

                                     PART IV

                                     ITEM 14

                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

(a)      (1)      FINANCIAL STATEMENTS

                  The following Financial Statements are filed as part of this 10-K:

                  Independent Auditors' Reports.

                  Consolidated Balance Sheets as of December 31, 1999 and 1998.

                  Consolidated Statements of Operations for the years ended December 1999, 1998 and 1997.

                  Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997.

                  Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

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

         (3)      EXHIBITS


                  EXHIBIT
                  NUMBER               DOCUMENT
                  ------               --------

                  3(a) Copy of restated Certificate of Incorporation a amended(1), and amendment thereto.

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

                    (p) Copy of Commercial Revolving Loan, dated October 22, 1997, between State Street Bank and Trust, Inc. (the "Bank") and the Company. (15)

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

                    (t) Copy of Fourth Modification Agreement, as of January 15, 1998, between the Bank and the Company. (16)

                    (u) Copy of the Fifth Modification Agreement as of March 27, 1998 between the Bank and the Company.
                               (17)

                    (v) Copy of the Sixth Modification Agreement as of April 3, 1998 between the Bank and the Company.
                               (17)

                    (w) Copy of the Sale Agreement for FIND/SVP Published Products, Inc.'s assets (18)

                    (x) Copy of the Stock Purchase Agreement between SVP, S.A. and the Company dated January 15, 1998. (19)

                    (y)        Copy of Peter J. Fiorillo's  Severance Agreement.
                               (20)

                    (z)        Copy of the idealab! Agreement dated December 30,
                               1999.

                    (aa) Copy of the Chase Manhattan Bank Loan Agreement dated December 30, 1999.

         21       List of Subsidiaries. (11)

         23       Independent Auditors' Consents.

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

(18)     Incorporated  by reference to the Company's Form 8-K, filed on July 17,
         1998.

(19) Incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1998.

(20) Incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1998.


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

                                         FIND/SVP, INC.

Date:          March 30, 2000    BY:   /s/ ANDREW P. GARVIN
                                       --------------------
                                       Andrew P. Garvin, President and Chief
                                       Executive Officer
                                       Principal Executive Officer)

Date:          March 30, 2000    BY:   /s/ FRED S. GOLDEN
                                       ------------------
                                       Fred S. Golden
                                       (Principal Financial Officer
                                       and Principal Accounting Officer)

               Pursuant to the requirement(s) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:          March 30, 2000                     /s/ ANDREW P. GARVIN
                                                 ---------------------
                                                 Andrew P. Garvin, Director


Date:          March 30, 2000
                                                 ------------------------------
                                                 Brigitte de Gastines, Director


Date:          March 30, 2000                    /s/ HOWARD S. BRESLOW
                                                 ---------------------
                                                 Howard S. Breslow, Director


Date:          March 30, 2000                    /s/ FREDERICK H. FRUITMAN
                                                 -------------------------
                                                 Frederick H. Fruitman, Director


Date:          March 30, 2000                    /s/ ERIC CACHART
                                                 ----------------------
                                                 Eric Cachart, Director


Date:          March 30, 2000                    /s/ JEAN-LOUIS BODMER
                                                 ---------------------------
                                                 Jean-Louis Bodmer, Director

                                     ITEM 8

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         FIND/SVP, INC. AND SUBSIDIARIES

             Index to Consolidated Financial Statements and Schedule

                                                                         PAGE
                                                                         ----

Independent Auditors' Reports                                             F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998              F-4

Consolidated Statements of Operations

    for the years ended December 31, 1999, 1998 and 1997                  F-5

Consolidated Statements of Shareholders' Equity

    for the years ended December 31, 1999, 1998 and 1997                  F-6

Consolidated Statements of Cash Flows

    for the years ended December 31, 1999, 1998 and 1997                  F-7

Notes to Consolidated Financial Statements                                F-8

Schedule:
    Independent Auditors' Report on Supplemental Schedule                F-28

    Schedule II - Valuation and Qualifying Accounts                      F-29

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Find/SVP, Inc.

We have audited the accompanying consolidated balance sheet of Find/SVP, Inc. and subsidiaries (the Company) as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1999 financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



Deloitte & Touche LLP
Stamford, Connecticut
March 24, 2000

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
FIND/SVP, Inc.:

We have audited the accompanying consolidated balance sheet of FIND/SVP, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1998 and 1997. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule for the years ended December 31, 1998 and 1997. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FIND/SVP, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.


                                             KPMG

New York, New York
February 22, 1999

                         FIND/SVP, INC. AND SUBSIDIARIES
                     Consolidated Balance SheetsDecember 31
                                 (in thousands)

                                    ASSETS                              1999          1998
                                                                        ----          ----
Current assets:
    Cash and cash equivalents                                       $   2,096      $  2,307
    Marketable securities                                                 500            --
    Accounts receivable, less allowance for doubtful
      accounts of $101,000 in 1999 and $104,000 in 1998                 1,941         2,188
    Note receivable                                                       138           200
    Deferred tax assets                                                   114           322
    Prepaid expenses and other current assets                             323           466
                                                                    ---------      --------

       Total current assets                                             5,112         5,483

Equipment and leasehold improvements, at cost, less
    accumulated depreciation and amortization                           3,995         4,250

Other assets:
    Cash surrender value of life insurance                                633           569
    Accrued rent receivable                                               416           230
    Deferred tax assets                                                   403           440
    Note receivable                                                       275           413
    Other assets                                                          444           514
                                                                    ---------      --------


                                                                    $  11,278      $ 11,899
                                                                    =========      ========
                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of notes payable                             $      --      $    500
    Trade accounts payable                                                409           497
    Accrued expenses and other                                          1,430         1,719
    Accrued interest                                                       74           198
                                                                    ---------      --------

                  Total current liabilities                             1,913         2,914
                                                                    ---------      --------
Unearned retainer income                                                1,929         1,917
Notes payable, including accrued deferred interest                      3,039         3,523
Accrued expenses                                                           --           169
Deferred compensation                                                     267           193
Accrued rent payable                                                      241           195

Commitments and contingencies

Shareholders' equity:
    Common stock, $.0001 par value.  Authorized 20,000,000
      shares; issued and outstanding 7,136,919 shares in
      1999; issued and outstanding 7,114,169 shares in 1998                 1             1
    Capital in excess of par value                                      4,904         4,886
    Accumulated deficit                                                (1,016)       (1,899)
                                                                    ---------      --------
                  Total shareholders' equity                            3,889         2,988
                                                                    ---------      --------

                                                                    $  11,278      $ 11,899
                                                                    =========      ========

See accompanying notes to consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                             Years ended December 31
                 (in thousands, except share and per share data)

                                                               1999           1998          1997
                                                               ----           ----           ----
Revenues                                                $    22,738    $    28,175    $    32,027
                                                        -----------    -----------    -----------

Operating expenses:
    Direct costs                                             11,543         14,263         18,402
    Selling, general and administrative
       expenses                                              10,847         12,262         15,059
    Impairment loss                                              --             --          1,047
    Asset disposal                                               --             --            500
    Restructuring charge                                         --            321            155
                                                        -----------    -----------    -----------

                  Operating income (loss)                       348          1,329         (3,136)

Interest income                                                  88             85             13
Other income                                                  1,200            364             --
Gain (loss) on sale of net assets                                --             20            (28)
Interest expense                                               (464)          (522)          (597)
Other expense                                                    --           (315)            --
                                                        -----------    -----------    -----------
                  Income (loss) before provision
                     (benefit) for income taxes               1,172            961         (3,748)
Provision (benefit) for income taxes                            289            205           (896)
                                                        -----------    -----------    -----------
                  Net income (loss)                     $       883    $       756    $    (2,852)
                                                        ===========    ===========    ===========

Earnings (loss) per common share:
       Basic                                            $       .12    $       .11    $      (.43)
                                                        ===========    ===========    ===========
       Diluted                                          $       .12    $       .11    $      (.43)
                                                        ===========    ===========    ===========

Weighted average number of common shares outstanding:
       Basic                                              7,121,242      7,094,273      6,592,773
                                                        ===========    ===========    ===========
       Diluted                                            7,213,270      7,100,070      6,592,773
                                                        ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity
                             Years ended December 31
                      (in thousands, except share amounts)


                                                 COMMON STOCK       CAPITAL IN  ACCUMULATED       TREASURY STOCK           TOTAL
                                              -----------------      EXCESS OF   EARNINGS     ---------------------   SHAREHOLDERS'
                                            SHARES         AMOUNT    PAR VALUE   (DEFICIT)      SHARES       AMOUNT       EQUITY
                                            ------         ------    ---------  ----------      ------       ------       ------
Balance at January 1, 1997                 6,548,184   $        1    $   3,861  $       197         --     $     --      $    4,059
Net loss                                          --           --           --       (2,852)        --           --          (2,852)
Purchase of treasury stock                        --           --           --           --     72,500          (88)            (88)
Exercise of stock options and warrants        74,985           --           57           --         --           --              57
Retirement of treasury shares                (72,500)          --          (88)          --    (72,500)          88              --
Common stock issued for services              25,000           --           37           --         --           --              37
Sale of warrants in connection with
    Series A Senior Subordinated Notes            --           --            5           --         --           --               5
                                         -----------   ----------   ----------  -----------   --------     --------      ----------
Balance at December 31, 1997               6,575,669            1        3,872       (2,655)        --           --           1,218
                                         -----------   ----------   ----------  -----------   --------     --------      ----------
Net income                                        --           --           --          756         --           --             756
Purchase of treasury stock                        --           --           --           --   (274,400)          --            (456)
Exercise of stock options and warrants        12,900           --           14           --         --           --              14
Retirement of treasury shares                (74,400)          --           --           --     74,400           --             206
Common stock issued                          600,000           --        1,000           --    200,000           --           1,250
                                         -----------   ----------   ----------  -----------   --------     --------      ----------
Balance at December 31, 1998               7,114,169            1        4,886       (1,899)        --           --           2,988
                                         -----------   ----------   ----------  -----------   --------    ---------      ----------
Net income                                        --           --           --          883         --           --             883
Exercise of stock options and warrants        22,750           --           18           --         --           --              18
                                         -----------   ----------   ----------  -----------   --------    ---------      ----------
Balance at December 31, 1999               7,136,919   $        1   $    4,904  $    (1,016)        --    $      --      $    3,889
                                         ===========   ==========   ==========  ===========   ========    ==========     ==========

See accompanying notes to consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             Years ended December 31
                                 (in thousands)

                                                                   1999      1998       1997
                                                                   ----      ----       ----
Cash flows from operating activities:
    Net income (loss)                                            $   883    $   756    $(2,852)

    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
          Depreciation and amortization                            1,105      1,144      1,191
          Non-cash portion of impairment loss                         --         --      1,047
          Non-cash portion of asset disposal                          --         --        408
          Provision for losses on accounts receivable                 90        164        254
          (Gain) loss on sale of net assets                           --        (20)        28
          Increase in deferred compensation                           74         20         21
          Increase (decrease) in unearned retainer income             12       (106)       533
          Increase in marketable securities                         (500)        --         --
          Increase in cash surrender value of life insurance         (64)      (132)       (55)
          Decrease (increase) in deferred income taxes               245        205       (668)
          Decrease in assets held for sale                            --         99         --

          Changes in assets and liabilities, net of non-cash
                effect of asset sale:
              Decrease (increase) in accounts receivable             157      1,042       (799)
              Decrease in prepaid and refundable income taxes         --        299        250
              Decrease in inventory                                   --         --        413
              Decrease (increase) in prepaid expenses and
                other current assets                                 143       (138)       167
              Increase in accrued rent receivable                   (186)      (186)       (44)
              Increase in other assets                              (102)       (93)       (92)
              (Decrease) increase in accounts payable, accrued
                expenses and accrued interest                       (810)      (927)       475
              Increase (decrease) in accrued rent payable             46         39        (41)
                                                                 -------    -------    -------

                 Net cash provided by operating activities         1,093      2,166        236
                                                                 -------    -------    -------

Cash flows from investing activities:
    Capital expenditures                                            (672)      (618)    (1,939)
    Surrender of life insurance                                       --         42         --
    Repayment of notes receivable                                    200         63         50
    Proceeds from sale of net assets                                  --      1,250         --
                                                                 -------    -------    -------
                 Net cash (used in) provided by investing
                    activities                                      (472)       737     (1,889)
                                                                 -------    -------    -------
Cash flows from financing activities:
    Principal borrowings under notes payable                          --         --      1,719
    Principal payments under notes payable                          (850)    (1,749)      (516)
    Proceeds from issuance of convertible note-related party          --        250         --
    Proceeds from exercise of stock options                           18         14         57
    Proceeds from sale of warrants in connection with Series
       Senior Subordinated Notes                                      --         --          5
    Proceeds from issuance of common stock                            --        750         --
    Payments to acquire treasury stock                                --       (206)       (88)
    Proceeds from insurance company, net of expenses                  --        206         --
    Increase in deferred financing fees                               --         --        (19)
                                                                 -------    -------    -------
                 Net cash (used in) provided by financing
                    activities                                      (832)      (735)     1,158
                                                                 -------    -------    -------
                 Net (decrease) increase in cash and
                    cash equivalents                                (211)     2,168       (495)
Cash and cash equivalents at beginning of year                     2,307        139        634
                                                                 -------    -------    -------
Cash and cash equivalents at end of year                         $ 2,096    $ 2,307    $   139
                                                                 =======    =======    =======

See accompanying notes to consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (A)    ORGANIZATION AND BASIS OF PRESENTATION

              Find/SVP, Inc. and its wholly owned subsidiaries (the "Company") provide a broad consulting, advisory and business intelligence service to executives and other decision-making employees of client companies, primarily in the United States. The Company currently operates in one business segment, providing consulting and business advisory services including: the Quick Consulting and Research Service ("QCS") which provides retainer clients with access to the expertise of the Company's staff and information resources; and the Strategic Consulting and Research Group ("SCRG") which provides more extensive, in-depth custom market research and competitive intelligence information, as well as customer satisfaction and loyalty programs. Prior to the third quarter of 1998, the Company had one additional operating segment, Published Research Products. The Company considers its QCS and SCRG service businesses, which operate as "consulting and business advisory" businesses, to be its core competencies.

              As such, during July 1998, the Company completed the sale of substantially all of the assets of its FIND/SVP Published Products, Inc. subsidiary ("Published Research"). In consideration of the sale the Company received $1,250,000 in cash during 1998, a promissory note bearing interest at 8% per annum in the principal amount of $550,000 and the purchaser assumed certain liabilities in the amount of $85,000. The Company recorded a gain of $20,000 from this transaction. During 1997, the Company recorded an impairment loss related to the aforementioned assets of $1,047,000. The revenues from Published Research accounted for approximately 9% and 19% of the Company's total revenues during 1998 and 1997, respectively.

       (B)    PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

       (C)    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

              Equipment and leasehold improvements are stated at cost.

              Depreciation of equipment is computed by the straight-line method over the estimated useful lives of the assets, which are five years for electronic equipment and ten years for the Company's proprietary management information system. Computer software is primarily depreciated over five years. Leasehold improvements are amortized by the straight-line method over the shorter of the term of the lease or the estimated life of the asset.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(1), CONTINUED

       (D)    DEFERRED CHARGES AND GOODWILL

              Deferred charges primarily comprise the cost of acquired library information files and electronic databases, which are amortized to expense over the estimated period of benefit of three years using the straight-line method.

              Goodwill arising from various acquisitions represents the excess of purchase price over fair value of assets and liabilities acquired and is being amortized on a straight-line basis over 15 to 40 years.

       (E)    DEFERRED FINANCING FEES

              Deferred financing fees primarily relate to costs incurred with respect to the issuance of the Senior Subordinated Notes ("Senior Notes") and are being amortized on a straight-line basis over the life of the Senior Notes. The related amortization is included in interest expense.

       (F)    INCOME TAXES

              Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Realization of the net deferred tax assets is dependent on future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards. Although realization is not assured, management believes that it is more likely than not that the net deferred tax assets will be realized.

       (G)    EARNINGS (LOSS) PER SHARE

              Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed using a diluted weighted average number of common shares outstanding during the year. Such dilution is computed using the treasury stock method for the assumed conversion of stock options and warrants whose exercise price was less than the average market price of the common shares during the respective period, and certain additional dilutive effects of exercised, terminated and cancelled stock options. In 1997 there was no such dilutive effect.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(1), CONTINUED

              Options and warrants to purchase 1,883,789, 2,530,225 and 2,723,077 common shares during the years ended December 31, 1999, 1998 and 1997, respectively, were antidilutive and were therefore excluded from the computation of diluted earnings per share because the exercise price of such options and warrants was greater than the average market price of common shares during the respective period.

       (H)    REVENUE RECOGNITION

              Revenues from annual retainer fees are recognized ratably over the contractual period. Other revenues are recognized as earned. Revenues include certain out-of-pocket and other expenses billed to clients which aggregated approximately $2,186,000, $2,875,000 and $3,191,000 in 1999, 1998 and 1997, respectively.

       (I)    CASH AND CASH EQUIVALENTS

              Cash and cash equivalents includes all highly liquid investments with original maturities of three months or less.

       (J)    MARKETABLE SECURITIES

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

              Trading and available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized. In the years ended December 31, 1999, 1998 and 1997, there were no such holding gains or losses. Realized gains and losses from the sale of available-for-sale securities are included in earnings and are derived using the specific identification method for determining the cost of securities sold. Transfers of securities between categories are recorded at fair value at the date of transfer.

              A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security.

        (K)   FAIR VALUE OF FINANCIAL INSTRUMENTS

              The following methods and assumptions were used in estimating the fair value of financial instruments:

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(1), CONTINUED

              The carrying values reported in the balance sheets for cash, marketable securities, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair values.

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

        (M)   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

              In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. The Company will adopt SFAS No. 133 on January 1, 2001. At the current time the Company does not utilize derivative instruments, and accordingly it is anticipated that the adoption of SFAS No. 133 will not affect the Company's consolidated financial position and results of operations.

        (N)   USE OF ESTIMATES

              Management makes estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

        (O)   RECLASSIFICATIONS

              Certain prior year balances have been reclassified to conform with current year presentation.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(2)    EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

       At December 31, 1999 and 1998, equipment and leasehold improvements consist of the following:

--------------------------------------------------------------------------------

                                                            1999               1998
                                                            ----               ----
Furniture, fixtures and equipment, including
    computer software                                      $8,598,000       $8,171,000
Leasehold improvements                                      1,796,000        1,551,000
                                                     ----------------- ----------------
                                                           10,394,000        9,722,000
Less: accumulated depreciation and amortization             6,399,000        5,472,000
                                                     ----------------- ----------------
                                                           $3,995,000       $4,250,000
                                                     ================= ================

--------------------------------------------------------------------------------

(3)      OTHER ASSETS

       At December 31, 1999 and 1998, other assets consist of the following:

--------------------------------------------------------------------------------

                                                            1999               1998
                                                            ----               ----
Deferred charges                                             $151,000         $165,000
Security deposits                                             142,000          142,000
Goodwill, net                                                  96,000          106,000
Deferred financing fees, net                                   55,000          101,000
                                                     ----------------- ----------------
                                                             $444,000         $514,000
                                                     ================= ================

--------------------------------------------------------------------------------

(4)    LEASES

       The Company has an operating lease agreement for its principal offices, which expires in 2005. As a result of certain lease renegotiations, rental expense is scheduled to decline over the term of the lease. Rental expense under this lease is recorded on a straight-line basis. Scheduled payments through December 31, 1999 and 1998 exceeded rental expense recorded on this lease through such date by $416,000 and $230,000, respectively.

       The Company has two operating leases for additional office space that expire in 2005. Rental expense is scheduled to increase over the term of the lease. Rental expenses on these leases are recorded on a straight-line basis. Accordingly, rent recorded through December 31, 1999 and 1998 exceeded scheduled payments by $241,000 and $195,000, respectively. In 1998, the Company gave up its rights to part of its leased space for which the Company received a payment of $75,000 from its landlord, which was included in other income in 1998. As of December 31, 1999, the Company has $163,000 of cash on deposit that has been pledged as security against Letters of Credit issued as security in connection with these leases.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(4), CONTINUED

       The Company's leases of office space include standard escalation clauses. Rental expenses under leases for office space and certain equipment accounted for as operating leases were $1,676,000, $1,749,000 and $1,903,000 in 1999, 1998 and 1997, respectively.

       The future minimum lease payments under noncancellable operating leases as of December 31, 1999 were as follows:

--------------------------------------------------------------------------------
    YEAR ENDING DECEMBER 31                              OPERATING LEASES
   ------------------------                              ----------------
           2000                                                    $1,477,000
           2001                                                     1,487,000
           2002                                                     1,247,000
           2003                                                     1,007,000
           2004                                                     1,007,000
           Thereafter                                                 503,000
                                                            -----------------
           Total minimum lease payments                            $6,728,000
                                                            =================

--------------------------------------------------------------------------------

 (5)   NOTES PAYABLE

       Notes payable as of December 31, 1999 and 1998 consist of the following:

--------------------------------------------------------------------------------

                                                                        1999        1998
                                                                        ----        ----
Bank borrowings                                                     $     --     $  850,000

Borrowings under debt agreements with investors:
      $2,025,000 Series A Senior Subordinated
           Note, net of unamortized discount of $7,000
           and $11,000 as of December 31, 1999 and
           1998, respectively, due October 31, 2001                  2,018,000    2,014,000
      $475,000 Series A Senior Subordinated
           Note - SVP, S.A., net of unamortized
           discount of $2,000 and $3,000 as of
           December 31, 1999 and 1998, respectively, due
           November 30, 2001                                           473,000      472,000
      $475,000 Series A Senior Subordinated
           Note - SVP, S.A., net of unamortized
           discount of $3,000 and $4,000 as of
           December 31, 1999 and 1998, respectively, due
           August 25, 2002                                             472,000      471,000
                                                                    ----------   ----------
                  Total notes payable                                2,963,000    3,807,000
                                                                    ----------   ----------
      Less current installments                                             --      500,000
                                                                    ----------   ----------
      Plus accrued deferred interest                                    76,000      216,000
                                                                    ----------   ----------
                   Notes payable, excluding current
                      installments                                  $3,039,000   $3,523,000
                                                                    ==========   ==========

--------------------------------------------------------------------------------
                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(5), CONTINUED

       (A)    DEBT AGREEMENTS WITH BANK

              The Company's bank borrowings were fully paid during the first quarter of 1999.

              At December 31, 1998, $850,000 was outstanding under two loans at an average interest rate of 8.75%.

              The Company has a $1,000,000 line of credit at the prime commercial lending rate plus 0.5%. The line is renewable annually, and was put in place on December 30, 1999. No amounts were borrowed under the line of credit as of December 31, 1999.

       (B)    DEBT AGREEMENTS WITH INVESTORS

              Borrowings under the debt agreements with investors accrue interest at an annual rate of 12% on the unpaid principal balance. Interest payments are made periodically, and the agreements allow for the automatic deferral of some of the interest. Any interest that is deferred, compounds and accrues interest at 12%. As of December 31, 1999, there was approximately $150,000 of accrued but unpaid interest of which $76,000 was deferred in accordance with said provisions. As of December 31, 1998, there was approximately $363,000 of accrued but unpaid interest, of which $216,000 was deferred.

       The aggregate principal maturities of long-term debt for the next five years, including deferred interest and after full amortization of discounts, are as follows:

--------------------------------------------------------------------------------

YEAR ENDING DECEMBER 31,
------------------------
         2000                                                     $        --
         2001                                                       2,547,000
         2002                                                         504,000
                                                                  -----------
                                                                  $ 3,051,000
                                                                  ===========
--------------------------------------------------------------------------------

(6)    SHAREHOLDERS' EQUITY

       (A)    SALE OF COMMON STOCK

              In 1998, SVP S.A. ("SVP"), a subsidiary of Amalia S.A., purchased $1,000,000 of the Company's common stock at $1.25 per share. At December 31, 1999 and 1998, Amalia S. A. was the beneficial owner of approximately 40.7% and 40.8%, respectively, of the Company's common shares.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(6), CONTINUED

       (B)    COMMON STOCK WARRANTS

              At December 31, 1996, warrants to purchase 1,261,111 shares of the Company's common stock were outstanding at an exercise price of $2.25 per share. During the year ended December 31, 1997, warrants to purchase 211,111 shares of the Company's common stock at an exercise price of $2.25 per share were acquired by SVP. Such warrants remained outstanding through December 31, 1999.

              All warrants may be exercised by payment to the Company in cash, or by surrender to the Company of the equivalent face value amount of Senior Subordinated Notes.

              In January and February 2000, 216,945 of such warrants were exercised. Under the terms of the agreement, $488,126 of face value of the Senior Subordinated Note due October 31, 2001 was surrendered as payment.

        (C)   STOCK OPTION PLAN

              The Company's 1996 Stock Option Plan (the "Plan"), as amended in 1998, authorizes grants of options to purchase up to 1,150,000 shares of common stock, issuable to employees, directors and consultants of the Company, at prices at least equal to fair market value at the date of grant (110% of the fair market value for holders of 10% or more of the outstanding shares of common stock).

              The options to be granted under the Plan will be designated as incentive stock options or non-incentive stock options by the Stock Option Committee. Options granted under the Plan are exercisable during a period of no more than ten years from the date of the grant (five years for options granted to holders of 10% or more of the outstanding shares of common stock). All options outstanding at December 31, 1999 expire within the next five years if not exercised. Options that are cancelled or expire during the term of the Plan are eligible to be re-issued under the Plan and, therefore, are considered available for grant.

              There were 212,200 options outstanding under the 1986 Stock Option Plan as of December 31, 1999, and there were no options available for grant under this plan at December 31, 1999.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(6), CONTINUED

              Activity under the stock option plans is summarized as follows:

--------------------------------------------------------------------------------

                                                                             WEIGHTED
                                                                             --------
                                                   AVAILABLE                  AVERAGE
                                                   ----------                -------
                                                      FOR        OPTIONS     EXERCISE
                                                      ---        -------    ---------
                                                     GRANT       GRANTED      PRICE
                                                     -----       -------      -----
January 1, 1997                                     238,150     1,252,963    $   1.74

Granted                                            (140,000)      140,000        1.32
Exercised                                                --       (76,985)       0.77
Cancelled and terminated                            139,265      (139,265)       1.58
No longer available under 1986 Plan                (109,315)           --          --
                                                  ---------     ---------    --------
December 31, 1997                                   128,100     1,176,713        1.78

Additional authorized                               500,000
Granted                                            (366,500)      366,500        0.84
Exercised                                                --       (12,900)       1.12
Cancelled and terminated                            540,550      (540,550)       1.46
No longer available under 1986 Plan                (235,000)           --          --
                                                  ---------     ---------    --------
December 31, 1998                                   567,150       989,763        1.31

Granted                                            (247,500)      247,500        0.80
Exercised                                                --       (22,750)       0.77
Cancelled and terminated                            338,613      (338,613)       1.09
No longer available under 1986 Plan                (171,963)           --          --
                                                  ---------     ---------    --------
December 31, 1999                                   486,300       875,900    $   1.12
                                                  =========     =========    ========
Exercisable at December 31, 1999                                  327,075    $   1.40
                                                                =========    ========

--------------------------------------------------------------------------------
              As of December 31, 1999, there were 875,900 options outstanding, exercisable at $0.65625 to $2.25, with a weighted average remaining contractual life of 3.19 years. As of December 31, 1999, there were 327,075 exercisable options, exercisable at $0.65625 to $2.25, with a weighted average remaining contractual life of 3.09 years.

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

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(6), CONTINUED

              Included in the options granted as of January 1, 1997 are 300,000 options the Company granted to the President of the Company. Contingent upon meeting certain earnings levels over the life of his employment agreement, these options will vest on the certification date of the targeted earnings levels. The exercise price of these options will be equal to the fair market value of the common stock on the vesting date or 110% of such fair market value if the President is a holder of 10% or more of the outstanding shares of common stock on such date. During 1999 and 1998, the President relinquished a total of 150,000 of these options.

              The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) would have been reduced (increased) to the pro forma amounts indicated below:

--------------------------------------------------------------------------------

                                                1999       1998         1997
                                                ----       ----         ----
Net income (loss)            As reported      $883,000   $759,000   $(2,852,000)
                             Proforma          821,000    697,000    (2,931,000)
                                              ----------------------------------
Earnings (loss) per share    Basic
                                As reported       0.12       0.11         (0.43)
                                Proforma          0.12       0.10         (0.44)
                                              ----------------------------------
                             Diluted
                                As reported       0.12       0.11         (0.43)
                                Proforma          0.11       0.10         (0.44)
                                              ----------------------------------

--------------------------------------------------------------------------------

              The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $0.43, $0.33 and $0.57, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1999 - expected dividend yield of 0%, risk-free interest rate of 6%, volatility of 75.6% and an expected life of 3 years; 1998 - expected dividend yield of 0%, risk-free interest rate of 6%, volatility of 48.8% and an expected life of 3 years; 1997 - expected dividend yield of 0%, risk-free interest rate of 6.5%, volatility of 56.4% and an expected life of 3 years. Volatility is calculated over the five preceding years for 1999, 1998 and 1997, respectively.

        (D)   COMMON STOCK ISSUED FOR SERVICES

              In 1997, the Company issued 25,000 shares of common stock with a value of $37,000 to a third party for services rendered.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(6), CONTINUED

        (E)   PREFERRED STOCK

              The Company has authorized and unissued preferred stock consisting of 2,000,000 shares at $.0001 par value.

(7)    SVP INTERNATIONAL - RELATED PARTY

       The Company has an agreement with SVP International, a subsidiary of Amalia S.A. The agreement provides that SVP International will aid and advise the Company in the operation of an information service and permit access to other global SVP information centers, and the use of the SVP trademark and logo. The agreement shall continue in perpetuity, unless amended by the parties. The Company pays royalties to SVP International computed using a formula based on percentages of service and product revenues, subject to certain limitations.

       Royalty expense under the agreement was $119,000, $126,000 and $131,000 in the years ended December 31, 1999, 1998 and 1997, respectively. Amounts due to SVP International, included in accrued expenses, were approximately $240,000 and $142,000 at December 31, 1999 and 1998, respectively. In 1998, SVP International charged the Company $50,000 for management services rendered. This amount was included in accrued expenses as of December 31, 1998.

       The Company receives and renders information services to other members of the SVP network. Charges for such services are made at rates similar to those used for the Company's other clients.

 (8)   INCOME TAXES

       The provision (benefit) for income taxes consists of the following:

--------------------------------------------------------------------------------

                                        1999           1998              1997
                                      --------       --------       -----------
Current:
  Federal                             $     --       $     --       $  (228,000)
  State and local                       20,000             --                --
                                      -----------------------------------------
                                        20,000             --          (228,000)
Deferred:
  Federal                              524,000        342,000          (983,000)
  State and local                       25,000        102,000          (204,000)
                                      -----------------------------------------
                                       549,000        444,000        (1,187,000)
  Change in valuation allowance       (280,000)      (239,000)          519,000
                                      -----------------------------------------
                                       269,000        205,000          (668,000)
                                      -----------------------------------------
                                      $289,000       $205,000       $  (896,000)
                                      =========================================

--------------------------------------------------------------------------------

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(8), CONTINUED

       Income tax (benefit) expense differs from the amount computed by multiplying the statutory rate of 34% to income before income taxes due to the following:

--------------------------------------------------------------------------------

                                                                    1999           1998             1997
                                                                    ----           ----             ----
Income tax (benefit) expense at statutory rate                      $ 398,000       $ 327,000      $(1,274,000)
Increase (reduction) in income taxes resulting
     from:
        Change in valuation allowance                                (280,000)       (239,000)         519,000
        State and local taxes, net of federal
            income tax benefit                                        118,000          97,000         (204,000)
        Nontaxable income                                             (18,000)        (30,000)         (34,000)
        Nondeductible expenses                                         31,000          31,000           18,000
        Expiring tax credits                                               --              --           93,000
        Other                                                          40,000          19,000          (14,000)
                                                               -------------------------------------------------
                                                                    $ 289,000       $ 205,000       $ (896,000)
                                                               =================================================

--------------------------------------------------------------------------------

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets, net of deferred tax liabilities at December 31, 1999 and 1998 are presented below:

--------------------------------------------------------------------------------

                                                        1999            1998
                                                     ---------       ----------
Deferred tax assets:
   Accounts receivable, principally due to
      allowance for doubtful accounts                $  44,000       $   46,000
   Leasehold improvements, principally due
      to differences in amortization                   256,000          221,000
   Deferred compensation, principally due
      to accrual for financial reporting purposes      117,000           85,000
   Federal net operating loss carryforward             129,000          440,000
   State and local net operating loss carryforward     182,000          303,000
   Restructuring charge                                 26,000           38,000
   Severance charges                                    46,000          158,000
Deferred tax liability:
   Equipment, principally due to differences in
      depreciation                                    (282,000)        (248,000)
   Goodwill, principally due to difference in
      amortization                                      (1,000)          (1,000)
                                                     --------------------------
                                                       517,000        1,042,000
Valuation allowance                                         --         (280,000)
                                                     --------------------------
   Net deferred tax asset                            $ 517,000       $  762,000
                                                     ==========================

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(8), CONTINUED

       Management of the Company has determined, based on the Company's history of prior years' operating earnings relating to its research-for-hire businesses, that a valuation allowance of $280,000 as of December 31, 1998 was necessary due to the uncertainty of future earnings to realize the net deferred tax asset. Based upon the 1999 operating results, the valuation allowance was reversed as of December 31, 1999. Of the net deferred tax asset, $114,000 and $322,000 as of December 31, 1999 and December 31, 1998, respectively, has been classified as current.

(9)    EMPLOYEE BENEFITS AND DEFERRED COMPENSATION

       (A)    EMPLOYEE BENEFIT PLANS

              The Company sponsors a 401(k) and profit sharing plan under which eligible participants may elect to defer eligible compensation up to governmental limitations. The Company contributes 20% of the employees' contributions up to 1% of their annual compensation and may contribute additional profit sharing amounts at the discretion of the Company. Expense was $61,000, $57,000 and $75,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

              During 1997 the Company ceased funding its Target Benefit Pension Plan, and is in the process of terminating the plan. As such, all participants were declared 100% vested on January 1, 1997.

        (B)   DEFERRED COMPENSATION

              The Company has deferred compensation agreements with two individuals, with benefits commencing upon retirement, death or disability. Deferred compensation expense under these agreements was approximately $74,000, $20,000 and $21,000 in 1999, 1998 and
              1997, respectively.

       (C)    EMPLOYMENT AGREEMENTS

              The Company has an employment agreement (the "Agreement") with the President of the Company, which expires in December 2001. The Agreement contains certain severance provisions entitling the President to receive compensation upon termination without cause, or voluntary termination upon certain conditions, which includes the acquisition by a party of 30% or more of the outstanding shares of common stock of the Company or a change in the majority of incumbent Board members, and certain other occurrences. If termination occurs at a time when there is less than one year left in the Agreement, compensation will continue for a two-year period from the date of termination. The President waived his rights related to the change of control provision in this Agreement as it relates to the purchase of shares by SVP during 1998.

                         FIND/SVP, INC. AND SUBSIDIARIES

(9), CONTINUED

              During 1998, the Board amended the contract with the Company's President to provide that at any time after the end of calendar year 1999, the President may elect to voluntarily leave the employ of the Company and receive the balance of his contract for the remaining term on his employment contract. The term of the contract runs through 2001.

              Effective September 30, 1998, the Company accepted the resignation of an Executive Officer. In connection with his severance agreement, coupled with the signing of a release and agreement not to compete dated October 5, 1998, and the cancellation of his outstanding options, the Executive Officer will receive compensation and benefits through September 2000. An accrual of $475,000 was recorded in the year ended December 31, 1998 for this obligation.

              Severance arrangements for members of the Operating Management Group ("OMG") were authorized by the Board of Directors on January 25, 1999. In the event of certain changes of control, severance agreements with members of the OMG would be triggered. Such agreements were signed by two members of the OMG and provide for
              (a) a normal severance benefit for nine (9) months, which would be increased to one (1) year after the employee has served as a member of the OMG for a continuous period of two (2) years, in the event the employee's services are terminated without cause, and
              (b) a severance benefit of one (1) year in the event the separation from service is due to (i) a change in control, and
              (ii) the employee suffers, within one (1) year thereafter,  either
              (A) a discontinuation of duties, or (B) an office change of at least 50 miles, or (C) a reduction in compensation, or (D) a termination of employment other than for cause.

(10)   SUPPLEMENTAL CASH FLOWS INFORMATION

       Cash paid for interest and income taxes during the years ended December 31, 1999, 1998 and 1997 was as follows:

--------------------------------------------------------------------------------

                                  1999            1998           1997
                                  ----            ----           ----
Interest                         $ 644,000     $ 292,000        $ 383,000
                           ==============================================
Income taxes                     $  60,000     $      --        $   3,000
                           ==============================================

--------------------------------------------------------------------------------

       The Company had the following non-cash financing activities:

       In connection with the Company's sale of Published Research assets during 1998, the Company received a $550,000 four-year note.

       In March 1998, a $250,000 convertible note with a related party was converted into common stock.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(10), CONTINUED

       In connection with the Company's sale of the Emerging Technologies Research Group's assets during 1997, the Company received a $125,000 two-year note.

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

(11)   ACCRUED EXPENSES

       Accrued expenses at December 31, 1999 and 1998 consisted of the following:

--------------------------------------------------------------------------------

                                                           1999          1998
                                                        ----------    ----------
Accrued bonuses and employee benefits                   $  441,000    $  477,000
Accrued severance and retirement                           176,000       694,000
Accrued expenses incurred on behalf of clients              75,000       117,000
Accrued SVP royalty                                        240,000       142,000
Other accrued expenses                                     498,000       458,000
                                                        ------------------------
                                                        $1,430,000    $1,888,000
                                                        ========================
--------------------------------------------------------------------------------

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

 (12)  OTHER INCOME AND OTHER EXPENSE

       Other income and other expense consist of the following:

--------------------------------------------------------------------------------

                                                              1999               1998
                                                              ----               ----
Domain name assignment and trademark
   license agreement                                          $ 1,200,000     $      --
Other income related to settlement with Asset Value                             364,000
   and lease renegotiation                                             --
Other expense related to settlement with Asset Value
   and lease renegotiation                                             --      (315,000)
                                                         --------------------------------
                                                              $ 1,200,000      $ 49,000
                                                         ================================

--------------------------------------------------------------------------------

       On December 30, 1999, the Company entered into an agreement with idealab! and Find.com, Inc. whereby the Company assigned the domain name "find.com" and licensed the use of certain rights to the trademarks "find.com" and "find" to Find.com, Inc. idealab! and Find.com, Inc. are not otherwise related to the Company. Under the terms of the agreement, the Company received consideration in the form of cash and preferred shares amounting to approximately $1,200,000, net of related expenses. The Company is also entitled to certain future royalties. The preferred shares are classified as available-for-sale marketable securities in the accompanying Balance Sheets. No royalty income was earned in the year ended December 31, 1999.

 (13)  LITIGATION

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

(13), CONTINUED

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

       On January 20, 1998, Asset Value and the Company entered into a settlement agreement pursuant to which Asset Value dismissed with prejudice the two pending actions described above. Furthermore, Asset Value agreed that for five years neither Asset Value nor Paul Koether will purchase, either directly or indirectly, any shares of stock in the Company, or own or control, either directly or indirectly, any shares of stock in the Company. As part of the settlement, the Company purchased 274,400 shares of the Company's common stock from the plaintiff for $1.25 per share, totaling $343,000. The purchase price contained a premium of $0.50 per share over the closing trade price of the Company's common stock on the date of settlement, or $137,000. As a result of the above, the Company recorded treasury stock of $206,000 and expense of $137,000. The Company used proceeds from its insurance company of $495,000 to purchase the shares and to pay plaintiff and Company legal fees in the amount of $110,000 and $42,000, respectively. Accordingly, the Company recorded other income and other expense of $289,000, respectively, in the year ended December 31, 1998, related to this matter, with the remaining balance of $206,000 offset against the aforementioned treasury stock repurchase amount, thus reducing the net treasury stock to zero.

 (14)  IMPAIRMENT LOSS AND ASSET DISPOSAL

       During the fourth quarter of 1997, the Company decided to sell the majority of assets held in its Published Research subsidiary. As a result of the Company's decision, an impairment loss of $1,047,000 was recorded in December 1997. During 1998 the Company sold such assets. The aforementioned charge included write-downs of inventory of $517,000, fixed assets of $405,000, goodwill of $102,000 and deferred charges of $23,000. There are no cash implications relating to this charge.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(14), CONTINUED

       In July 1998, the Company completed the sale of substantially all of the assets of its Published Research subsidiary and recorded a $20,000 gain. The Company received $1,250,000 in cash, a Promissory Note (the "Note") in the amount of $550,000 and the purchaser assumed certain liabilities in the amount of $85,000. The Note bears interest at a rate of 8% per annum and is payable in four equal annual installments of principal and interest beginning in June 1999. The Company holds a subordinate security interest in the sold assets, and has the personal guarantee of a principal of the purchaser.

       During the fourth quarter of 1997, the Company sold certain assets held in its Emerging Technology Research Group. The Company recorded a $28,000 loss related to this sale. The Company received a $125,000 note with interest at an annual rate of 10% and received a 5% royalty for a two-year period on sales generated by the assets sold.

       During the fourth quarter of 1997, the Company ceased the consumer oriented operation of its FIND/SVP Internet Services, Inc. subsidiary. Accordingly, the Company recorded a charge of $500,000 in the fourth quarter of 1997 related to the closing of the subsidiary. The charge included $35,000 of severance, all of which was paid by March 31, 1998. The remainder of the charge included the write-off of certain assets of $408,000, $16,000 of shut-down costs paid in the first quarter of 1998, and rent expense of $41,000 for the first quarter of 1998 as the Company intended to sublease the space or be relieved of its obligation for 10,000 square feet of office space by the landlord during the second quarter of 1998. During the second quarter of 1998 the Company received payment of $75,000 from the landlord in return for the forfeiture of the lease. The Company also had rental expenses of $26,400 during the second quarter of 1998, prior to the agreement with the landlord. The $75,000 was recorded as Other Income and the $26,400 was recorded as Other Expense in 1998.

 (15)  RESTRUCTURING CHARGES

       On March 27, 1998, the Company reduced its full-time labor force in its core business by 20 positions. As a result the Company recorded a restructuring charge of $321,000 during the quarter ended March 31, 1998. The charge consisted mainly of severance payments, outplacement services and legal costs associated with the elimination of the positions, all of which was paid as of December 31, 1999.

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

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(16)   SEGMENT REPORTING

       During 1999, the Company operated in one business segment, providing consulting and business advisory services through its quick consulting and research service activities and its strategic consulting and research activities. The Company operates primarily in the United States. Prior to the divestiture in the third quarter of 1998, the Company had an additional segment, Published Research Products. The Company considers its consulting and business advisory services to be its core competency. Since in 1999 the Company operated in only one segment, no segment information is presented for that year.

--------------------------------------------------------------------------------
(in thousands)

                                                       YEARS ENDED DECEMBER 31
                                                       -----------------------
                                                       1998               1997
                                                       ----               ----
REVENUES
--------
  Consulting and Business Advisory                       $ 25,457      $ 25,959
  Published Research Products                               2,718         6,018
  All other                                                    --            50
                                                      -------------------------
                                                         $ 28,175      $ 32,027
                                                      =========================

OPERATING INCOME (LOSS)
-----------------------
  Consulting and Business Advisory (1)                   $  1,313      $   (165)
  Published Research Products                                  16        (2,295)
  All other                                                    --          (676)
                                                      -------------------------
    Segment operating income                                1,329        (3,136)
  Corporate and other (2)                                    (368)         (612)
                                                      -------------------------
    Income (loss) before provision (benefit)
      for income taxes
                                                         $    961      $ (3,748)
                                                      =========================

DEPRECIATION AND AMORTIZATION
-----------------------------
  Consulting and Business Advisory                       $  1,002      $    885
  Published Research Products                                  96           238
  All other                                                    46            68
                                                      -------------------------
                                                         $  1,144      $  1,191
                                                      =========================
TOTAL ASSETS
------------
  Consulting and Business Advisory                       $ 11,194      $ 10,594
  Published Research Products                                 705         1,887
  All other                                                    --            --
                                                      -------------------------
                                                         $ 11,899      $ 12,481
                                                      =========================

CAPITAL EXPENDITURES
--------------------
  Consulting and Business Advisory                       $    618      $  1,897
  Published Research Products                                  --            42
  All other                                                    --            --
                                                      -------------------------
                                                         $    618      $  1,939
                                                      =========================

(1) Operating income for the years ended December 31, 1998 and 1997 include a restructuring charge for severance and related costs of $321,000 and $155,000, respectively.
(2) Consists of interest income, other income, gain on sale of net assets, interest expense and other expense.

--------------------------------------------------------------------------------

             INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTAL SCHEDULE

To the Board of Directors and Shareholders of Find/SVP, Inc.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements as of and for the year ended December 31, 1999, taken as a whole. The data shown on the suppplemental schedule on page F-29 for the year ended December 31, 1999 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This schedule is the responsibility of the Company's management. Such data has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.


Deloitte & Touche LLP
Stamford, Connecticut
March 24, 2000

                                                                     SCHEDULE II
                                                                     -----------

                         FIND/SVP, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1999, 1998 and 1997
                            (in thousands of dollars)


                                            BALANCE AT    ADDITIONS
                                             BEGINNING   CHARGED TO    DEDUC-      BALANCE AT
               CLASSIFICATION                 OF YEAR     EARNINGS    TIONS (1)    END OF YEAR
                                              -------     --------    ---------    -----------
Year ended December 31, 1999:
    Allowance for doubtful accounts         $   104           90         93           101
                                                ===          ===        ===           ===

Year ended December 31, 1998:
    Allowance for doubtful accounts         $   118          164        178           104
                                                ===          ===        ===           ===

Year ended December 31, 1997:
    Allowance for doubtful accounts         $   103          254        239           118
                                                ===          ===        ===           ===


Note:    (1)  Amounts written off, net of recoveries.