Form 10-Q
period 2000-03-31
FIND SVP INC
filed 2000-05-12
CIK 801338

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        ---------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     --------------------------------------

                  For the quarterly period ended March 31, 2000
                                                 --------------

                           Commission file no.0-15152
                                              -------

                                 FIND/SVP, INC.
             ------------------------------------------------------
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

                              YES _X_       NO ___


Number of shares of Common Stock outstanding at April 30, 2000:  7,455,193

                         FIND/SVP, INC. AND SUBSIDIARIES

                                      Index

PART I.  FINANCIAL INFORMATION                                             Page

         ITEM 1. Financial Statements

                 Condensed Consolidated Balance Sheets                         3
                   March 31, 2000 (unaudited) and December 31, 1999

                 Condensed Consolidated Statements of Operations               4
                   Three Months Ended March 31, 2000 and 1999 (unaudited)

                 Condensed Consolidated Statements of Cash Flows               5
                   Three Months Ended March 31, 2000 and 1999 (unaudited)

                 Notes to Condensed Consolidated Financial Statements          6

         ITEM 2. Management's Discussion and Analysis of Financial             8
                 Condition and Results of Operations

         ITEM 3. Quantitative and Qualitative Disclosures about Market Risk   12

PART II. OTHER INFORMATION

         ITEM 6. Exhibits and Reports on Form 8-K                             13

SIGNATURES                                                                    14

                                     PART I.
                              FINANCIAL INFORMATION

                                     ITEM 1.

                              FINANCIAL STATEMENTS

                         FIND/SVP, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                  (in thousands)         March 31, December 31,
                                                             2000         1999
                                                           -------      -------
                                 ASSETS                 (unaudited)

Current assets:
    Cash                                                   $ 2,426      $ 2,096
    Marketable securities                                      500          500
    Accounts receivable, net                                 2,109        1,941
    Note receivable                                            138          138
    Deferred tax assets                                        114          114
    Prepaid expenses and other current assets                  375          323
                                                           -------      -------
                  Total current assets                       5,662        5,112

Equipment and leasehold improvements, at cost,
    less accumulated depreciation and amortization
    of $6,635 in 2000 and $6,399 in 1999                     3,902        3,995

Other assets:
    Goodwill, net                                               93           96
    Other assets                                             2,110        2,075
                                                           -------      -------
                                                           $11,767      $11,278
                                                           =======      =======
    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                                 $   380      $   409
    Accrued expenses and other                                 885        1,504
                                                           -------      -------
                  Total current liabilities                  1,265        1,913
                                                           -------      -------
Unearned retainer income                                     2,948        1,929
Notes payable                                                2,364        2,963
Other liabilities                                              700          584

Commitments

Shareholders' equity:
  Common stock, $.0001 par value. Authorized
    20,000,000 shares; issued and outstanding
    7,452,943 shares at March 31, 2000; issued and
    outstanding 7,136,169 shares at December 31, 1999            1            1
    Capital in excess of par value                           5,539        4,904
    Accumulated deficit                                     (1,050)      (1,016)
                                                           -------      -------
                  Total shareholders' equity                 4,490        3,899
                                                           -------      -------
                                                           $11,767      $11,278
                                                           =======      =======

See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                           Three months ended March 31
                 (in thousands, except share and per share data)


                                                         2000           1999
                                                       ---------      ---------

Revenues                                               $   6,006      $   5,486
                                                       ---------      ---------

Operating expenses:
    Direct costs                                           3,048          2,776
    Selling, general and administrative expenses           2,935          2,483
                                                       ---------      ---------
       Operating income                                       23            227

Interest income                                               37             33
Interest expense                                             (97)          (139)
                                                       ---------      ---------
       (Loss) income before (benefit) provision
          for income taxes                                   (37)           121

(Benefit) provision for income taxes                          (3)            56
                                                       ---------      ---------
       Net (loss) income                               $     (34)     $      65
                                                       =========      =========

Earnings per common share:
       Basic                                           $    0.00      $    0.01
                                                       =========      =========
       Diluted                                         $    0.00      $    0.01
                                                       =========      =========

Weighted average number of common shares:
       Basic                                           7,308,197      7,117,586
                                                       =========      =========
       Diluted                                         7,308,197      7,203,913
                                                       =========      =========


See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                          Three months ended March 31
                                 (in thousands)
                                                             2000         1999
                                                           -------      -------
Cash flows from operating activities:
     Net (loss) income                                     $   (34)     $    65

     Adjustments to reconcile net (loss) income to
       net cash provided by operating activities:
         Depreciation and amortization                         274          289
         Provision for losses on accounts receivable            30            7

         Changes in assets and liabilities:
           Increase in accounts receivable                    (198)         (88)
           (Increase) decrease in prepaid expenses             (52)          70
           Increase in other assets                            (68)         (44)
           (Decrease) increase in accounts payable             (29)         103
           Decrease in accrued expenses and other
             current liabilities                              (619)        (627)
           Increase in unearned retainer income              1,019          843
           Increase (decrease) in other liabilities            116         (190)
                                                           -------      -------
             Net cash provided by operating activities         439          428
                                                           -------      -------
Cash flows from investing activities:
     Capital expenditures                                     (143)        (157)
     Repayment of notes receivable                            --             16
                                                           -------      -------
             Net cash used in investing activities            (143)        (141)
                                                           -------      -------
Cash flows from financing activities:
       Principal payments under notes payable                   --         (850)
       Proceeds from exercise of stock options                  34            5
                                                           -------      -------
             Net cash provided by (used in)
               financing activities                             34         (845)
                                                           -------      -------
             Net increase (decrease) in cash                   330         (558)

Cash at beginning of period                                  2,096        2,307
                                                           -------      -------
Cash at end of period                                      $ 2,426      $ 1,749
                                                           =======      =======


See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

A. MANAGEMENT'S STATEMENT

In the opinion of Management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2000, and the results of operations for the three month periods ended March 31, 2000 and 1999 and cash flows for the three month periods ended March 31, 2000 and 1999. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

FIND/SVP, Inc. (the "Company") has reclassified certain prior year balances to conform with the current presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's 1999 Annual Report on Form 10-K.

B. (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share are computed by dividing net (loss) income by the weighted average number of common shares outstanding during the year. Diluted (loss) earnings per share are computed by dividing net (loss) income by a diluted weighted average number of common shares outstanding during the year. Such dilution is computed using the treasury stock method for the assumed conversion of stock options and warrants whose exercise price was less than the average market price of the common shares during the respective period, and certain additional dilutive effects of exercised, terminated and cancelled stock options. For the quarter ended March 31, 2000 there was no such dilutive effect.

Options and warrants to purchase 1,991,377 and 2,046,835 common shares during the quarters ended March 31, 2000 and 1999, respectively, were antidilutive and were therefore excluded from the computation of diluted earnings per share.

C. LINE OF CREDIT

The Company has a $1,000,000 line of credit at the prime commercial lending rate plus 0.5%. The line is renewable annually, and was put in place on December 30, 1999. In April 2000, the Company established letters of credit totaling $148,000 which are secured by the line of credit, thus reducing the amount available to $852,000. No amounts were borrowed under the line of credit as of March 31, 2000.

D. INCOME TAXES

The $3,000 income tax benefit for the quarter ended March 31, 2000 represents 9% of the loss before income tax benefit. The difference between this rate and the statutory rate primarily relates to expenses that are not deductible for income tax purposes. The effective tax rate was 46% for the quarter ended March 31, 1999.

E. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

F. SUPPLEMENTAL CASH FLOWS INFORMATION

During the quarter ended March 31, 2000, the Company had the following non-cash financing activities:

The Company issued 266,945 common shares upon the exercise of warrants in exchange for the retirement of $601,000 of the Company's Senior Subordinated Notes.

The Company recorded the cashless exercise of 47,860 options at prices ranging from $0.75 to $2.25, in exchange for 28,831 shares of common stock at prices ranging from $3.3125 to $4.01325. Such shares were held for a period of at least six months before the respective exchange. The value of these transactions was $97,000.

During the quarter ended March 31, 2000, options to purchase 334,000 shares of common stock were granted under the Company's Stock Option Plan, at prices ranging from $2.21875 to $3.6875.

                                     ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2000 compared to three months ended March 31, 1999.

GENERAL

FIND/SVP, Inc. provides a broad consulting, advisory and business intelligence service to executives and other decision-making employees of client companies, primarily in the United States. The Company operates in one business segment, providing consulting and business advisory services including: the Quick Consulting and Research Service ("QCS") which provides retainer clients with access to the expertise of the Company's staff and information resources; and the Strategic Consulting and Research Group ("SCRG") which provides more extensive, in-depth custom market research and competitive intelligence information, as well as customer satisfaction and loyalty programs. The Company considers its QCS and SCRG services, which operate as "consulting and business advisory" activities, to be its core competency.

REVENUES

The Company's revenues increased by $520,000 or 9.5% to $6,006,000 for the three-month period ended March 31, 2000 from $5,486,000 for the three-month period ended March 31, 1999.

QCS accounted for 81.1% and 85.6%, and SCRG accounted for 17.9% and 13.4% of the Company's revenues for the three-month periods ended March 31, 2000 and 1999, respectively. QCS revenues increased by 3.7% and SCRG revenues increased by 46.0% for the three-month period ended March 31, 2000, as compared to the comparable period of the prior year.

The increase in QCS was due primarily to an increase in the retainer base (the recognized monthly retainer revenue), caused by an increase in the number of retainer clients as well as an increase in the average retainer fee, during the three-month period ended March 31, 2000 as compared to the comparable period of the prior year. As of March 31, 2000, the Company had 1,971 retainer clients, an increase of 1.6% over the number of retainer clients as of March 31, 1999. As of March 31, 2000, the retainer base (monthly retainer fees billed to clients) was $1,519,000, an increase of 8.3% over the retainer base as of March 31, 1999.

The increase in SCRG revenues was due primarily to an increase in the number of projects booked during the first quarter of 2000 as compared to the like period in 1999. During the first quarter of 2000, many of the practice groups within SCRG returned to profitability after being adversely affected by staff turnover, which occurred in the latter part of 1998 and caused reduced revenues for much of 1999.

DIRECT COSTS

Direct costs increased by 9.8% or $272,000 to $3,048,000 for the three-month period ended March 31, 2000, from $2,776,000 for the three-month period ended March 31, 1999. As a percent of revenues, direct costs increased to 50.7% for the three-month period ended March 31, 2000, from 50.6% for the corresponding period in 1999. The increase in total direct costs was due primarily to increased labor costs and an increase in the expenses incurred on behalf of clients.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by 18.2% or $452,000 to $2,935,000 for the three-month period ended March 31, 2000, from $2,483,000 for the three-month period ended March 31, 1999. As a percent of revenues, selling, general and administrative expenses increased to 48.9% for the three-month period ended March 31, 2000, from 45.3% for the corresponding period in 1999. The increase in selling, general and administrative expenses was due primarily to increased labor costs.

OPERATING INCOME

The Company had operating income of $23,000 for the three months ended March 31, 2000, as compared to operating income of $227,000 for the three months ended March 31, 1999. The decline in operating income for the three-month period ended March 31, 2000 is a direct result of the increase in direct costs and selling, general and administrative expenses discussed above.

INTEREST INCOME AND EXPENSE

During the three months ended March 31, 2000, the Company earned $37,000 in interest income, which increased from $33,000 in 1999. The increase was a result of the increased cash balance during the first three months of 2000 as compared to the same period of 1999, coupled with interest earned on notes receivable.

Interest expense was $97,000 for the three-month period ended March 31, 2000, which was a decrease from $139,000 for the same period in 1999. The decrease was a result of the reduction in outstanding debt during the first quarter of 2000 as compared to the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary sources of liquidity and capital resources have been cash flow from operations, borrowings, and prepaid retainer fees provided by clients. Cash balances were $2,426,000 and $2,096,000 at March 31, 2000 and December 31, 1999, respectively. The Company's working capital position (current assets, less current liabilities) at March 31, 2000 was $4,397,000, as compared to $3,199,000 at December 31, 1999.

The Company believes that its cash generated from operations, together with its existing cash balances, will be sufficient to meet its operating cash needs and expected capital expenditures for the near term. To supplement possible short-term cash needs, the Company has a $1,000,000 line of credit at the prime commercial lending rate plus one-half percent, reduced by outstanding letters of credit totaling $148,000. The line is renewable annually, and was put in place on December 30, 1999. No amounts were borrowed under the line of credit as of March 31, 2000.

Cash provided by operating activities was $439,000 and $428,000 in the three-month periods ended March 31, 2000 and 1999, respectively.

Cash used in investing activities was $143,000 and $141,000 in the three-month periods ended March 31, 2000 and 1999, respectively. Capital expenditures for the migration of the Company's 10-year-old management information system to a new computer system platform were a significant component of the amounts invested in both 2000 and 1999. This new system improves the consultants' ability to communicate with clients, access the internet, and to integrate the Company's products, as well as to expand the Company's enterprise network. Total capital expenditures were $143,000 and $157,000 in the three-month periods ended March 31, 2000 and 1999, respectively. The Company expects to spend approximately $500,000 for capital items during the remainder of 2000, the major portions of which will be used to complete the migration of the information systems to the new platform, and for leasehold improvements related to mechanical heating and cooling systems at one of its locations.

Cash provided by (used in) financing activities was $34,000 and ($845,000) in the three-month periods ended March 31, 2000 and 1999, respectively. In 1999, the most significant item related to the early repayment of two bank borrowings aggregating $850,000, which were otherwise due in installments in the years 2000 and 2001. In connection with the repayment of such bank borrowings, the bank released two $1,000,000 standby letters of credit that had been provided by a shareholder, SVP, S.A.

In the first quarter of 2000, warrants to acquire 266,945 common shares were exercised and $600,626 of face value of the Senior Subordinated Note due October 31, 2001 were surrendered as payment.

In accordance with the terms of the Senior Subordinated Notes, the payment of portions of accrued interest may be deferred. Interest of $221,000 and $134,000 at March 31, 2000 and 1999, respectively, was accrued and deferred under such terms. Such amounts compound and accrue interest at the 12% rate of such Notes.

The Company is currently negotiating the possible refinancing of a portion of its long-term notes payable with the intention of reducing future interest expense.

The Company believes that its current cash balance and cash flow from operations will be sufficient to cover its expected capital expenditures for the next 12 months and that it will have sufficient liquidity for the next 12 months.

The Company had non-cash financing activities related to the cashless exercise of stock options. In the quarter ended March 31, 2000, 47,860 options were exercised at prices ranging from $0.75 to $2.25, in exchange for 28,831 shares of common stock at prices ranging from $3.3125 to $4.01325. Such shares were held for a period of at least six months before the respective exchange. The value of these transactions was $97,000.

During the quarter ended March 31, 2000, options to purchase 334,000 shares of common stock were granted under the Company's Stock Option Plan, at prices ranging from $2.21875 to $3.6875.

MARKET FOR COMPANY'S COMMON EQUITY

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

FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

This Report on Form 10-Q (and any other reports issued by the Company from time to time) contains certain forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Act of 1995. Such forward-looking statements, including statements regarding the Company's dependence on regulatory approvals, its future cash flows, sales, gross margins and operating costs, the effect of conditions in the industry and the economy in general, and legal proceedings, are based on current expectations that involve numerous risks and uncertainties. Actual results could differ materially from those anticipated in such forward-looking statements as a result of various known and unknown factors, including, without limitation, future economic, competitive, regulatory, and market conditions, future business decisions, and those factors discussed under Management's Discussion and Analysis of Financial Condition and Results of Operations. Words such as "believes", "anticipates", "expects", "intends", "may", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-Q, and in other reports filed by the Company with the Securities and Exchange Commission.

                                     ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company's assessment of its sensitivity to market risk as of March 31, 2000, as compared to the information included in
Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of the Company's Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

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

                                           FIND/SVP Inc.

                                           (REGISTRANT)

Date:  May 12, 2000                        /s/ Andrew P. Garvin
-------------------                        -------------------------------------
                                           Andrew P. Garvin
                                           Chief Executive Officer and President

Date: May 12, 2000                         /s/ Fred S. Golden
-------------------                        -------------------------------------
                                           Fred S. Golden
                                           Chief Financial Officer
                                           (Principal Financial Officer
                                           and Principal Accounting Officer)