Form 10-Q
period 2000-06-30
FIND SVP INC
filed 2000-08-14
CIK 801338

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ---------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------

                  For the quarterly period ended June 30, 2000
                                                 -------------

                           Commission file no.0-15152
                                              -------

                                 FIND/SVP, INC.
                    -----------------------------------------
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

                              YES _X_    NO ___


Number of shares of Common Stock outstanding at July 31, 2000:  7,455,693

                         FIND/SVP, INC. AND SUBSIDIARIES
                                      Index


PART I. FINANCIAL INFORMATION                                               Page

     ITEM 1. Financial Statements
         Condensed Consolidated Balance Sheets                               3
            June 30, 2000 (unaudited) and December 31, 1999

         Condensed Consolidated Statements of Operations                     4
             Six Months Ended June 30, 2000 and 1999 (unaudited)

         Condensed Consolidated Statements of Operations                     5
             Three Months Ended June 30, 2000 and 1999 (unaudited)

         Condensed Consolidated Statements of Cash Flows                     6
             Six Months Ended June 30, 2000 and 1999 (unaudited)

         Notes to Condensed Consolidated Financial Statements                7

     ITEM 2. Management's Discussion and Analysis of Financial Condition     9
                 and Results of Operations

     ITEM 3. Quantitative and Qualitative Disclosures about Market Risk     14

PART II. OTHER INFORMATION

     ITEM 6. Exhibits and Reports on Form 8-K                               15

SIGNATURES                                                                  16

                                     PART I.
                              FINANCIAL INFORMATION

                                     ITEM 1.
                              FINANCIAL STATEMENTS

                         FIND/SVP, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                (in thousands, except share and per share data)

                                                       June 30,     December 31,
                                                         2000          1999
                                                       --------      --------
                             ASSETS                   (unaudited)

Current assets:
    Cash                                               $  1,897      $  2,096
    Investment securities                                   500           500
    Accounts receivable, net                              2,185         1,941
    Note receivable                                         138           138
    Deferred tax assets                                     114           114
    Prepaid expenses and other current assets               344           323
                                                       --------      --------
                  Total current assets                    5,178         5,112

Equipment and leasehold improvements,
    at cost, less accumulated depreciation
    and amortization of $6,871 in 2000 and
    $6,399 in 1999                                        3,794         3,995

Other assets:
    Goodwill, net                                            91            96
    Other assets                                          2,163         2,075
                                                       --------      --------
                                                       $ 11,226      $ 11,278
                                                       ========      ========
    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                             $    384      $    409
    Accrued expenses and other                              991         1,504
                                                       --------      --------
                  Total current liabilities               1,375         1,913
                                                       --------      --------
Unearned retainer income                                  2,431         1,929
Notes payable                                             2,366         2,963
Other liabilities                                           673           584

Commitments

Shareholders' equity:
    Common stock, $.0001 par value
       Authorized 20,000,000 shares;
       issued and outstanding 7,455,693
       at June 30, 2000; issued and
       outstanding 7,136,169 shares
       at December 31, 1999                                   1             1
    Capital in excess of par value                        5,542         4,904
    Accumulated deficit                                  (1,162)       (1,016)
                                                       --------      --------
                Total shareholders' equity                4,381         3,899
                                                       --------      --------
                                                       $ 11,226      $ 11,278
                                                       ========      ========

See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                            Six months ended June 30
                 (in thousands, except share and per share data)


                                                        2000           1999
                                                     -----------    -----------

Revenues                                             $    11,967    $    11,051
                                                     -----------    -----------
Operating expenses:
    Direct costs                                           6,110          5,748
    Selling, general and administrative expenses           5,933          5,194
                                                     -----------    -----------
       Operating (loss) income                               (76)           109

Interest income                                               72             55
Interest expense                                            (190)          (252)
                                                     -----------    -----------
       Loss before benefit for income taxes                 (194)           (88)

Benefit for income taxes                                     (49)            (2)
                                                     -----------    -----------
       Net loss                                      $      (145)   $       (86)
                                                     ===========    ===========

Loss per common share:
       Basic                                         $     (0.02)   $     (0.01)
                                                     ===========    ===========
       Diluted                                       $     (0.02)   $     (0.01)
                                                     ===========    ===========
Weighted average number of common shares:
       Basic                                           7,381,633      7,119,377
                                                     ===========    ===========
       Diluted                                         7,381,633      7,119,377
                                                     ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                           Three months ended June 30
                 (in thousands, except share and per share data)


                                                        2000           1999
                                                     -----------    -----------

Revenues                                             $     5,961    $     5,565
                                                     -----------    -----------
Operating expenses:
    Direct costs                                           3,062          2,972
    Selling, general and administrative expenses           2,998          2,711
                                                     -----------    -----------

       Operating loss                                        (99)          (118)

Interest income                                               35             22
Interest expense                                             (93)          (113)
                                                     -----------    -----------
       Loss before benefit for income taxes                 (157)          (209)

Benefit for income taxes                                     (46)           (58)
                                                     -----------    -----------
       Net loss                                      $      (111)   $      (151)
                                                     ===========    ===========

Loss per common share:
       Basic                                         $     (0.01)   $     (0.02)
                                                     ===========    ===========
       Diluted                                       $     (0.01)   $     (0.02)
                                                     ===========    ===========

Weighted average number of common shares:
       Basic                                           7,455,068      7,121,169
                                                     ===========    ===========
       Diluted                                         7,455,068      7,121,169
                                                     ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                            Six months ended June 30
                                 (in thousands)

                                                               2000       1999
                                                             -------    -------
Cash flows from operating activities:
   Net loss                                                  $  (145)   $   (86)

   Adjustments to reconcile net loss to net
      cash provided by operating activities:
         Depreciation and amortization                           550        563
         Provision for losses on accounts receivable              86         28

         Changes in assets and liabilities:
            Increase in accounts receivable                     (330)      (182)
            Increase in deferred tax assets                       --        (34)
            (Increase) decrease in prepaid expenses              (21)        33
            Increase in other assets                            (157)      (139)
            (Decrease) increase in accounts payable              (25)       308
            Decrease in accrued expenses and
               other current liabilities                        (514)      (563)
            Increase in unearned retainer income                 502        359
            Increase (decrease) in other liabilities              89       (264)
                                                             -------    -------
               Net cash provided by operating activities          35         23
                                                             -------    -------

Cash flows from investing activities:
   Capital expenditures                                         (271)      (435)
   Repayment of notes receivable                                  --        169
                                                             -------    -------

              Net cash used in investing activities             (271)      (266)
                                                             -------    -------

Cash flows from financing activities:
   Principal payments under notes payable                         --       (850)
   Proceeds from exercise of stock options                        37          6
                                                             -------    -------
              Net cash provided by (used in)
                   financing activities                           37       (844)
                                                             -------    -------

              Net decrease in cash                              (199)    (1,087)
Cash at beginning of period                                    2,096      2,307
                                                             -------    -------
Cash at end of period                                        $ 1,897    $ 1,220
                                                             =======    =======


See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

A.   MANAGEMENT'S STATEMENT

In the opinion of Management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2000, and the results of operations for the six and three month periods ended June 30, 2000 and 1999 and cash flows for the six month periods ended June 30, 2000 and 1999. Operating results for the six and three month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

FIND/SVP, Inc. and Subsidiaries (the "Company") have reclassified certain prior year balances to conform with the current presentation.

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

B.   (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share are computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share are computed by dividing net (loss) income by a diluted weighted average number of common shares outstanding during the period. Such dilution is computed using the treasury stock method for the assumed conversion of stock options and warrants whose exercise price was less than the average market price of the common shares during the respective period, and certain additional dilutive effects of exercised, terminated and cancelled stock options. For the six and three month periods ended June 30, 2000 there was no such dilutive effect.

Options and warrants to purchase 2,057,427 and 2,433,177 common shares during the six months ended June 30, 2000 and 1999, respectively, were antidilutive and were therefore excluded from the computation of diluted earnings per share. Options and warrants to purchase 1,924,927 and 2,452,552 common shares during the three months ended June 30, 2000 and 1999, respectively, were antidilutive and were therefore excluded from the computation of diluted earnings per share.

C.   NOTES PAYABLE

The Company has a $1,000,000 line of credit at the prime commercial lending rate plus 0.5%. The line is renewable annually, and was put in place on December 30, 1999. In April 2000, the Company established letters of credit totaling $148,000 which are secured by the line of credit, thus reducing the amount available to $852,000. No amounts were borrowed under the line of credit as of June 30, 2000.

In the first quarter of 2000, the Company issued 266,945 common shares upon the exercise of warrants in exchange for the retirement of $601,000 of the Company's Senior Subordinated Note due October 31, 2001.

D.   INCOME TAXES

The $49,000 income tax benefit as of June 30, 2000 represents 25% of the loss before income tax benefit. The difference between this rate and the statutory rate primarily relates to expenses that are not deductible for income tax purposes. The effective tax rate was 34% as of June 30, 1999.

E.   ACCOUNTING PRINCIPLES NOT YET ADOPTED

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

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This SAB provides guidance on the recognition, presentation and disclosure of revenue, and will be implemented by the Company in the quarter ending December 31, 2000. The Company continues to the study the SAB, however it is anticipated that its adoption will not affect the Company's consolidated financial position and results of operations.

F.   SUPPLEMENTAL CASH FLOWS INFORMATION

During the six month period ended June 30, 2000, the Company had the following non-cash financing activities:

The Company issued 266,945 common shares upon the exercise of warrants in exchange for the retirement of $601,000 of the Company's Senior Subordinated Note due October 31, 2001.

The Company recorded the cashless exercise of 47,860 options at prices ranging from $0.75 to $2.25, in exchange for 28,831 shares of common stock at prices ranging from $3.3125 to $4.01325. Such shares were held for a period of at least six months before the respective exchange. The value of these transactions was $97,000.

During the six month period ended June 30, 2000, options to purchase 334,000 shares of common stock were granted under the Company's Stock Option Plan, at prices ranging from $2.21875 to $3.6875.

G.   SUBSEQUENT EVENTS

On July 10, 2000, the Company's Board of Directors approved an amendment to the FIND/SVP, Inc. 1996 Stock Option Plan to increase the number of shares of common stock issuable there under from 1,150,000 to 1,650,000. On July 10, 2000, the Company's shareholders approved this amendment.

On August 1, 2000, the Company entered into a financing agreement with a commercial bank for a $1,400,000 Term Note (the "Note"), due June 30, 2005. The Note bears interest at prime plus 1.25 and is payable in quarterly installments beginning September 30, 2000. In early August 2000, the proceeds of the Note were used to pay down a portion of the Company's Senior Subordinated Notes. The Company also exchanged 150,000 shares of its common stock for 633,055 outstanding warrants to purchase common stock.

                                     ITEM 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Six and three months ended June 30, 2000 compared to six and three months ended June 30, 1999.

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

REVENUES

The Company's revenues increased by $916,000 or 8.3% to $11,967,000 for the six-month period ended June 30, 2000 from $11,051,000 for the six-month period ended June 30, 1999. The Company's revenues increased by $396,000 or 7.1% to $5,961,000 for the three-month period ended June 30, 2000 from $5,565,000 for the three-month period ended June 30, 1999.

QCS accounted for 81.8% and 83.7%, and SCRG accounted for 17.1% and 15.5% of the Company's revenues for the six-month periods ended June 30, 2000 and 1999, respectively. QCS revenues increased by 5.9% and SCRG revenues increased by 19.5% for the six-month period ended June 30, 2000, as compared to the comparable period of the prior year. QCS accounted for 82.6% and 81.9%, and SCRG accounted for 16.3% and 17.5% of the Company's revenues for the three-month periods ended June 30, 2000 and 1999, respectively. QCS revenues increased by 8.1% and SCRG revenues decreased by 1.0% for the three-month period ended June 30, 2000, as compared to the comparable period of the prior year.

The increase in QCS was due primarily to an increase in the retainer base (the recognized monthly retainer revenue), caused by an increase in the number of retainer clients as well as an increase in the average retainer fee, during the six and three-month periods ended June 30, 2000 as compared to the comparable period of the prior year. As of June 30, 2000, the Company had 1,928 retainer clients, an increase of 0.2% over the number of retainer clients as of June 30, 1999. As of June 30, 2000, the retainer base (monthly retainer fees billed to clients) was $1,538,000, an increase of 9.5% over the retainer base as of June 30, 1999.

The increase in SCRG revenues was due primarily to an increase in the number of projects booked during the first six months of 2000 as compared to the like period in 1999. During the first six months of 2000, many of the practice groups within SCRG regained productivity after being adversely affected by staff turnover, which occurred in the latter part of 1998 and caused reduced revenues for much of 1999.

DIRECT COSTS

Direct costs increased by 6.3% or $362,000 to $6,110,000 for the six-month period ended June 30, 2000, from $5,748,000 for the six-month period ended June 30, 1999. As a percent of revenues, direct costs decreased to 51.1% for the six-month period ended June 30, 2000, from 52.0% for the corresponding period in 1999. The increase in total direct costs was due primarily to increased labor costs and an increase in the expenses incurred on behalf of clients.

Direct costs increased by 3.0% or $90,000 to $3,062,000 for the three-month period ended June 30, 2000, from $2,972,000 for the three-month period ended June 30, 1999. As a percent of revenues, direct costs decreased to 51.4% for the three-month period ended June 30, 2000, from 53.4% for the corresponding period in 1999. The decrease in total direct costs was due primarily to a decrease in expenses incurred on behalf of clients and a decrease in the cost of electronic resources during the second quarter of 2000 as compared to the second quarter of 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by 14.2% or $739,000 to $5,933,000 for the six-month period ended June 30, 2000, from $5,194,000 for the six-month period ended June 30, 1999. As a percent of revenues, selling, general and administrative expenses increased to 49.6% for the six-month period ended June 30, 2000, from 47.0% for the corresponding period in 1999. The increase in selling, general and administrative expenses was due primarily to increased labor costs.

Selling, general and administrative expenses increased by 10.6% or $287,000 to $2,998,000 for the three-month period ended June 30, 2000, from $2,711,000 for the three-month period ended June 30, 1999. As a percent of revenues, selling, general and administrative expenses increased to 50.3% for the three-month period ended June 30, 2000, from 48.7% for the corresponding period in 1999. The increase in selling, general and administrative expenses was due primarily to increased labor costs.

OPERATING INCOME

The Company had an operating loss of $76,000 for the six months ended June 30, 2000, as compared to operating income of $109,000 for the six months ended June 30, 1999.

The Company had an operating loss of $99,000 for the three months ended June 30, 2000, as compared to an operating loss of $118,000 for the three months ended June 30, 1999.

INTEREST INCOME AND EXPENSE

During the six months ended June 30, 2000, the Company earned $72,000 in interest income, which increased from $55,000 in 1999. During the three months ended June 30, 2000, the Company earned $35,000 in interest income, which increased from $22,000 in 1999. The increase was a result of the increased cash balance for much of the first six months of 2000 as compared to the same period of 1999, coupled with interest earned on notes receivable.

Interest expense was $190,000 for the six-month period ended June 30, 2000, which was a decrease from $252,000 for the same period in 1999. Interest expense was $93,000 for the three-month period ended June 30, 2000, which was a decrease from $113,000 for the same period in 1999. The decreases were a result of the reduction in outstanding debt in 2000 as compared to 1999.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary sources of liquidity and capital resources have been cash flow from operations, borrowings, and prepaid retainer fees provided by clients. Cash balances were $1,897,000 and $2,096,000 at June 30, 2000 and December 31, 1999, respectively. The Company's working capital position (current assets, less current liabilities) at June 30, 2000 was $3,814,000, as compared to $3,199,000 at December 31, 1999.

The Company believes that its cash generated from operations, together with its existing cash balances, will be sufficient to meet its operating cash needs and expected capital expenditures for the near term. To supplement possible short-term cash needs, the Company has a $1,000,000 line of credit at the prime commercial lending rate plus one-half percent, reduced by outstanding letters of credit totaling $148,000. The line is renewable annually, and was put in place on December 30, 1999. No amounts were borrowed under the line of credit as of June 30, 2000.

Cash provided by operating activities was $35,000 and $23,000 in the six-month periods ended June 30, 2000 and 1999, respectively.

Cash used in investing activities was $271,000 and $266,000 in the six-month periods ended June 30, 2000 and 1999, respectively. Capital expenditures for the migration of the Company's 10-year-old management information system to a new computer system platform were a significant component of the amounts invested in both 2000 and 1999. This new system improves the consultants' ability to communicate with clients, access the internet, and to integrate the Company's products, as well as to expand the Company's enterprise network. Total capital expenditures were $271,000 and $435,000 in the six-month periods ended June 30, 2000 and 1999, respectively. The Company expects to spend approximately $380,000 for capital items during the remainder of 2000, the major portions of which will be used to complete the migration of the information systems to the new platform, and for leasehold improvements related to mechanical heating and cooling systems at one of its locations.

Cash provided by (used in) financing activities was $37,000 and ($844,000) in the six-month periods ended June 30, 2000 and 1999, respectively. In 1999, the most significant item related to the early repayment of two bank borrowings aggregating $850,000, which were otherwise due in installments in the years 2000 and 2001. In connection with the repayment of such bank borrowings, the bank released two $1,000,000 standby letters of credit that had been provided by a shareholder, SVP, S.A.

In the first quarter of 2000, warrants to acquire 266,945 common shares were exercised and $601,000 of face value of the Senior Subordinated Note due October 31, 2001 were surrendered as payment.

In accordance with the terms of the Senior Subordinated Notes, the payment of portions of accrued interest may be deferred. Interest of $165,000 and $73,000 at June 30, 2000 and 1999, respectively, was accrued and deferred under such terms. Such amounts compound and accrue interest at the 12% rate of such Notes.

On August 1, 2000, the Company entered into a financing agreement with a commercial bank for a $1,400,000 Term Note (the "Note"), due June 30, 2005. The Note bears interest at prime plus 1.25 and is payable in quarterly installments beginning September 30, 2000. In early August 2000, the proceeds of the Note were used to pay down a portion of the Company's Senior Subordinated Notes. The Company also exchanged 150,000 shares of its common stock for 633,055 outstanding warrants to purchase common stock.

The Company believes that its current cash balance and cash flow from operations will be sufficient to cover its expected capital expenditures for the next 12 months and that it will have sufficient liquidity for the next 12 months.

The Company had non-cash financing activities related to the cashless exercise of stock options. In the six months ended June 30, 2000, 47,860 options were exercised at prices ranging from $0.75 to $2.25, in exchange for 28,831 shares of common stock at prices ranging from $3.3125 to $4.01325. Such shares were held for a period of at least six months before the respective exchange. The value of these transactions was $97,000.

During the six months ended June 30, 2000, options to purchase 334,000 shares of common stock were granted under the Company's Stock Option Plan, at prices ranging from $2.21875 to $3.6875.

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

                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company's assessment of its sensitivity to market risk as of June 30, 2000, as compared to the information included in
Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of the Company's Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

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


                                           FIND/SVP Inc.
                                           -------------
                                           (REGISTRANT)



Date:  August 14, 2000                     /s/ Andrew P. Garvin
-----------------------                    -----------------------------------
                                           Andrew P. Garvin
                                           Chief Executive Officer and President

Date: August 14, 2000                      /s/ Fred S. Golden
---------------------                      -----------------------------------
                                           Fred S. Golden
                                           Chief Financial Officer
                                             (Principal Financial Officer
                                             and Principal Accounting Officer)