Form 10-Q
period 2000-09-30
FIND SVP INC
filed 2000-11-14
CIK 801338

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------

                For the quarterly period ended SEPTEMBER 30, 2000
                                               ------------------

                           Commission file no.0-15152
                                              -------
                                 FIND/SVP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

    NEW YORK                                                 13-2670985
--------------------------                                   -------------------
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

              YES     X                    NO
                    ------                     ------


Number of shares of Common Stock outstanding at November 1, 2000:  7,605,943

                         FIND/SVP, INC. AND SUBSIDIARIES
                                      Index


PART I. FINANCIAL INFORMATION                                               Page

     ITEM 1. Financial Statements
         Condensed Consolidated Balance Sheets                                3
            September 30, 2000 (unaudited) and December 31, 1999

         Condensed Consolidated Statements of Operations                      4
             Nine Months Ended September 30, 2000 and 1999 (unaudited)

         Condensed Consolidated Statements of Operations                      5
             Three Months Ended September 30, 2000 and 1999 (unaudited)

         Condensed Consolidated Statements of Cash Flows                      6
             Nine Months Ended September 30, 2000 and 1999 (unaudited)

         Notes to Condensed Consolidated Financial Statements                 7

     ITEM 2. Management's Discussion and Analysis of Financial Condition and  9
                 Results of Operations

     ITEM 3. Quantitative and Qualitative Disclosures about Market Risk       13

PART II. OTHER INFORMATION

     ITEM 4. Submission of Matters to a Vote of Security Holders              14

     ITEM 6. Exhibits and Reports on Form 8-K
                                                                              14

SIGNATURES                                                                    15

                                     PART I.
                              FINANCIAL INFORMATION

                                     ITEM 1.
                              FINANCIAL STATEMENTS

                         FIND/SVP, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                (in thousands, except share and per share data)

                                                     September 30,  December 31,
                                                          2000          1999
                                                     -------------  ------------
             ASSETS                                   (unaudited)

Current assets:
  Cash                                                  $  1,031      $  2,096
  Investment securities                                      500           500
  Accounts receivable, net                                 2,386         1,941
  Note receivable                                            138           138
  Prepaid and refundable income taxes                         52            --
  Deferred tax assets                                        114           114
  Prepaid expenses and other current assets                  473           323
                                                        --------      --------
                Total current assets                       4,694         5,112

Equipment and leasehold improvements,
  at cost, less accumulated depreciation
  and amortization of $7,107 in 2000 and
  $6,399 in 1999                                           3,686         3,995

Other assets:
  Goodwill, net                                               88            96
  Other assets                                             2,248         2,075
                                                        --------      --------
                                                        $ 10,716      $ 11,278
                                                        ========      ========
  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Note payable, current installments                    $    280      $     --
  Trade accounts payable                                     477           409
  Accrued expenses and other                               1,047         1,504
                                                        --------      --------
                Total current liabilities                  1,804         1,913
                                                        --------      --------
Unearned retainer income                                   2,122         1,929
Notes payable, excluding current installments              2,067         2,963
Other liabilities                                            564           584

Commitments

Shareholders' equity:
  Common stock, $.0001 par value.
    Authorized 20,000,000 shares;
    issued and outstanding 7,455,943 shares
    at September 30, 2000; issued
    and outstanding 7,136,169 shares
    at December 31, 1999                                       1             1
  Capital in excess of par value                           5,542         4,904
  Accumulated deficit                                     (1,384)       (1,016)
                                                        --------      --------
                Total shareholders' equity                 4,159         3,889
                                                        --------      --------
                                                        $ 10,716      $ 11,278
                                                        ========      ========

See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                         Nine months ended September 30
                 (in thousands, except share and per share data)


                                                           2000         1999
                                                        ----------   ----------

Revenues                                                $   17,960   $   16,815
                                                        ----------   ----------

Operating expenses:
  Direct costs                                               9,283        8,564
  Selling, general and administrative expenses               9,114        7,956
                                                        ----------   ----------

    Operating (loss) income                                   (437)         295

Interest income                                                103           72
Other income                                                   139           --
Interest expense                                              (259)        (357)
                                                        ----------   ----------
    (Loss) income before (benefit) provision
      for income taxes and extraordinary item                 (454)          10

(Benefit) provision for income taxes                          (113)          10
                                                        ----------   ----------
    (Loss) income before extraordinary item                   (341)          --

Extraordinary item on retirement of debt
  (net of tax effect of $9 in 2000 and $0 in 1999)             (27)          --
                                                        ----------   ----------

    Net (loss) income                                   $     (368)  $       --
                                                        ==========   ==========


Earnings per common share - basic:
    (Loss) income before extraordinary item             $    (0.05)  $     0.00
    Extraordinary item                                        0.00         0.00
                                                        ----------   ----------
    Net (loss) income                                   $    (0.05)  $     0.00
                                                        ==========   ==========

Earnings per common share - diluted:
    (Loss) income before extraordinary item             $    (0.05)  $     0.00
    Extraordinary item                                        0.00         0.00
                                                        ----------   ----------
    Net (loss) income                                   $    (0.05)  $     0.00
                                                        ==========   ==========

Weighted average number of common shares:
    Basic                                                7,406,333    7,120,183
                                                        ==========   ==========
    Diluted                                              7,406,333    7,194,694
                                                        ==========   ==========

See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                         Three months ended September 30
                 (in thousands, except share and per share data)


                                                           2000         1999
                                                        ----------   ----------

Revenues                                                $    5,993   $    5,764
                                                        ----------   ----------

Operating expenses:
  Direct costs                                               3,173        2,816
  Selling, general and administrative expenses               3,181        2,762
                                                        ----------   ----------

    Operating (loss) income                                   (361)         186

Interest income                                                 31           17
Other income                                                   139           --
Interest expense                                               (69)        (105)
                                                        ----------   ----------
    (Loss) income before (benefit) provision
      for income taxes and extraordinary item                 (260)          98

(Benefit) provision for income taxes                           (64)          12
                                                        ----------   ----------
    (Loss) income before extraordinary item                   (196)          86

Extraordinary item on retirement of debt
  (net of tax effect of $9 in 2000 and $0 in 1999)             (27)          --
                                                        ----------   ----------

    Net (loss) income                                   $     (223)  $       86
                                                        ==========   ==========


Earnings per common share - basic:
    (Loss) income before extraordinary item             $    (0.03)  $     0.01
    Extraordinary item                                        0.00         0.00
                                                        ----------   ----------
    Net (loss) income                                   $    (0.03)  $     0.01
                                                        ==========   ==========

Earnings per common share - diluted:
    (Loss) income before extraordinary item             $    (0.03)  $     0.01
    Extraordinary item                                        0.00         0.00
                                                        ----------   ----------
    Net (loss) income                                   $    (0.03)  $     0.01
                                                        ==========   ==========

Weighted average number of common shares:
    Basic                                                7,455,735    7,121,794
                                                        ==========   ==========
    Diluted                                              7,455,735    7,221,851
                                                        ==========   ==========

See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                         Nine months ended September 30
                                 (in thousands)
                                                              2000        1999
                                                            -------     -------
Cash flows from operating activities:
    Net (loss) income                                       $  (368)    $    --

    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Depreciation and amortization                           851         834
        Provision for losses on accounts receivable             181          60

        Changes in assets and liabilities:
          Increase in accounts receivable                      (626)       (188)
          Increase in prepaid and refundable
            income taxes                                        (52)         --
          Increase in deferred tax assets                      (112)        (21)
          (Increase) decrease in prepaid expenses              (150)         98
          Increase in other assets                             (325)       (225)
          Increase in accounts payable                           68          31
          Decrease in accrued expenses and other
            current liabilities                                (457)       (477)
          Increase in unearned retainer income                  193          43
          Increase (decrease) in other liabilities              (20)       (290)
                                                            -------     -------

             Net cash used in operating activities             (817)       (135)
                                                            -------     -------

Cash flows from investing activities:
    Capital expenditures                                       (398)       (556)
    Repayment of notes receivable                               137         200
                                                            -------     -------

             Net cash used in investing activities             (261)       (356)
                                                            -------     -------

Cash flows from financing activities:
    Principal borrowings under notes payable                  1,400          --
    Principal payments under notes payable                   (1,424)       (850)
    Proceeds from exercise of stock options                      37           7
                                                            -------     -------

             Net cash provided by (used in)
               financing activities                              13        (843)
                                                            -------     -------

             Net decrease in cash                            (1,065)     (1,334)

Cash at beginning of period                                   2,096       2,307
                                                            -------     -------
Cash at end of period                                       $ 1,031     $   973
                                                            =======     =======

See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

A. MANAGEMENT'S STATEMENT

In the opinion of Management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2000, and the results of operations for the nine and three month periods ended September 30, 2000 and 1999 and cash flows for the nine month periods ended September 30, 2000 and 1999. Operating results for the nine and three month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

FIND/SVP, Inc. and Subsidiaries (the "Company") have reclassified certain prior year balances to conform with the current presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's 1999 Annual Report on Form 10-K.

B. (LOSS) EARNINGS PER SHARE

Basic earnings per share are computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net (loss) income by a diluted weighted average number of common shares outstanding during the period. Such dilution is computed using the treasury stock method for the assumed conversion of stock options and warrants whose exercise price was less than the average market price of the common shares during the respective period, and certain additional dilutive effects of exercised, terminated and cancelled stock options. For the nine and three month periods ended September 30, 2000 there was no such dilutive effect.

Options and warrants to purchase 2,194,316 and 2,018,635 common shares during the nine months ended September 30, 2000 and 1999, respectively, were antidilutive and were therefore excluded from the computation of diluted earnings per share. Options and warrants to purchase 2,490,427 and 1,995,635 common shares during the three months ended September 30, 2000 and 1999, respectively, were antidilutive and were therefore excluded from the computation of diluted earnings per share.

C. DEBT

The Company has a $1,000,000 line of credit at the prime commercial lending rate plus 0.5%. The line is renewable annually, and was put in place on December 30, 1999. In April 2000, the Company established letters of credit totaling $148,000, which are secured by the line of credit, thus reducing the amount available to $852,000. No amounts were borrowed under the line of credit as of September 30, 2000.

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

D. INCOME TAXES

The $113,000 income tax benefit as of September 30, 2000 represents 25% of the loss before income tax benefit. The difference between this rate and the statutory rate primarily relates to expenses that are not deductible for income tax purposes.

E. ACCOUNTING PRINCIPLES NOT YET ADOPTED

In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. The Company will adopt SFAS No. 133 on January 1, 2001. It is anticipated that the adoption of SFAS No. 133 will not affect the Company's consolidated financial position and results of operations.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This SAB provides guidance on the recognition, presentation and disclosure of revenue, and will be implemented by the Company in the quarter ending December 31, 2000. The Company continues to study the SAB, however it is anticipated that its adoption will not affect the Company's consolidated financial position and results of operations.

F. SUPPLEMENTAL CASH FLOWS INFORMATION

During the nine month period ended September 30, 2000, the Company had the following non-cash financing activities:

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

During the nine month period ended September 30, 2000, options to purchase 710,500 shares of common stock were granted under the Company's Stock Option Plan, at prices ranging from $1.062 to $3.6875.

                                     ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Nine and three months ended September 30, 2000 compared to nine and three months ended September 30, 1999.

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

REVENUES

The Company's revenues increased by $1,145,000 or 6.8% to $17,960,000 for the nine-month period ended September 30, 2000 from $16,815,000 for the nine-month period ended September 30, 1999. The Company's revenues increased by $229,000 or 4.0% to $5,993,000 for the three-month period ended September 30, 2000 from $5,764,000 for the three-month period ended September 30, 1999.

QCS revenues increased by 6.3% and SCRG revenues increased by 8.4% for the nine-month period ended September 30, 2000, as compared to the comparable period of the prior year. QCS accounted for 81.8% and 82.2%, and SCRG accounted for 17.0% and 16.7% of the Company's revenues for the nine-month periods ended September 30, 2000 and 1999, respectively. QCS revenues increased by 7.2% and SCRG revenues decreased by 8.9% for the three-month period ended September 30, 2000, as compared to the comparable period of the prior year. QCS accounted for 81.6% and 79.2%, and SCRG accounted for 16.8% and 19.2% of the Company's revenues for the three-month periods ended September 30, 2000 and 1999, respectively.

The increase in QCS revenues during the nine and three-month periods ended September 30, 2000 as compared to the comparable period of the prior year was due primarily to an increase in the retainer base (the recognized monthly retainer revenue), caused by an increase in the average retainer fee. The increase in SCRG revenues for the nine months ended September 30, 2000 was due primarily to an increase in the number and size of projects booked during the first nine months of 2000 as compared to the like period in 1999. The decrease in SCRG revenue for the three months ended September 30, 2000 was a result of a decrease in sales leads due to employee turnover. The number of new projects begun in the third quarter of 2000 decreased as compared to those begun in the third quarter of 1999.

As of September 30, 2000, the Company had 1,880 retainer clients, a decrease of 4.3% from the number of retainer clients as of September 30, 1999. As of September 30, 2000, the retainer base (monthly retainer fees billed to clients) was $1,540,168, an increase of 6.8% over the retainer base as of September 30, 1999.

DIRECT COSTS

Direct costs increased by 8.4% or $719,000 to $9,283,000 for the nine-month period ended September 30, 2000, from $8,564,000 for the nine-month period ended September 30, 1999. As a percent of revenues, direct costs increased to 51.7% for the nine-month period ended September 30, 2000, from 50.9% for the corresponding period in 1999. The increase in total direct costs was due primarily to increased labor costs and an increase in the expenses incurred on behalf of clients.

Direct costs increased by 12.7% or $357,000 to $3,173,000 for the three-month period ended September 30, 2000, from $2,816,000 for the three-month period ended September 30, 1999. As a percent of revenues, direct costs increased to 52.9% for the three-month period ended September 30, 2000, from 48.9% for the corresponding period in 1999. The increase in total direct costs was due primarily to an increase in labor costs over the comparable period in 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by 14.6% or $1,158,000 to $9,114,000 for the nine-month period ended September 30, 2000, from $7,956,000 for the nine-month period ended September 30, 1999. As a percent of revenues, selling, general and administrative expenses increased to 50.7% for the nine-month period ended September 30, 2000, from 47.3% for the corresponding period in 1999. The increase in selling, general and administrative expenses was due primarily to increased labor costs.

Selling, general and administrative expenses increased by 15.2% or $419,000 to $3,181,000 for the three-month period ended September 30, 2000, from $2,762,000 for the three-month period ended September 30, 1999. As a percent of revenues, selling, general and administrative expenses increased to 53.1% for the three-month period ended September 30, 2000, from 47.9% for the corresponding period in 1999. The increase in selling, general and administrative expenses was due primarily to increased labor costs.

OPERATING INCOME

The Company had an operating loss of $437,000 for the nine months ended September 30, 2000, as compared to operating income of $295,000 for the nine months ended September 30, 1999.

The Company had an operating loss of $361,000 for the three months ended September 30, 2000, as compared to operating income of $186,000 for the three months ended September 30, 1999.

INTEREST INCOME AND EXPENSE

During the nine months ended September 30, 2000, the Company earned $103,000 in interest income, which increased from $72,000 in 1999. During the three months ended September 30, 2000, the Company earned $31,000 in interest income, which increased from $17,000 in 1999. The increase was a result of the increased cash balance for much of the first nine months of 2000 as compared to the same period of 1999, coupled with interest earned on notes receivable.

Interest expense was $259,000 for the nine-month period ended September 30, 2000, which was a decrease from $357,000 for the same period in 1999. Interest expense was $69,000 for the three-month period ended September 30, 2000, which was a decrease from $105,000 for the same period in 1999.

The decreases were a result of the reduction in outstanding debt in 2000 as compared to 1999. In the third quarter of 2000, the Company reduced its interest expense by replacing a portion of its Senior Subordinated Notes with a Term Note bearing a lower interest rate.

OTHER INCOME

During the third quarter of 2000, the Company received payment of $100,000 from a landlord in consideration for giving up its rights under a lease agreement. As a result of this lease termination, the Company took into income a portion of its accrued rent payable, totaling $39,000.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary sources of liquidity and capital resources have been cash flow from operations, borrowings, and prepaid retainer fees provided by clients. Cash balances were $1,031,000 and $2,096,000 at September 30, 2000 and December 31, 1999, respectively. The Company's working capital position (current assets, less current liabilities) at September 30, 2000 was $2,890,000, as compared to $3,199,000 at December 31, 1999.

The Company believes that its cash generated from operations, together with its existing cash balances, will be sufficient to meet its operating cash needs and expected capital expenditures for the near term. To supplement possible short-term cash needs, the Company has a $1,000,000 line of credit at the prime commercial lending rate plus one-half percent, reduced by outstanding letters of credit totaling $148,000. The line is renewable annually, and was put in place on December 30, 1999. No amounts were borrowed under the line of credit as of September 30, 2000.

Cash used in operating activities was $817,000 and $135,000 in the nine-month periods ended September 30, 2000 and 1999, respectively.

Cash used in investing activities was $261,000 and $356,000 in the nine-month periods ended September 30, 2000 and 1999, respectively. Capital expenditures for the migration of the Company's 10-year-old management information system to a new computer system platform were a significant component of the amounts invested in both 2000 and 1999. This new system improves the consultants' ability to communicate with clients, access the Internet, and to integrate the Company's products, as well as to expand the Company's enterprise network. Total capital expenditures were $398,000 and $556,000 in the nine-month periods ended September 30, 2000 and 1999, respectively. The Company expects to spend approximately $250,000 for capital items during the remainder of 2000, the major portions of which will be used to complete the migration of the information systems to the new platform, and for leasehold improvements related to mechanical heating and cooling systems at one of its locations.

Cash provided by (used in) financing activities was $13,000 and ($843,000) in the nine-month periods ended September 30, 2000 and 1999, respectively. In 1999, the most significant item related to the early repayment of two bank borrowings aggregating $850,000, which were otherwise due in installments in the years 2000 and 2001. In connection with the repayment of such bank borrowings, the bank released two $1,000,000 standby letters of credit that had been provided by a shareholder, SVP, S.A.

In the first quarter of 2000, warrants to acquire 266,945 common shares were exercised and $601,000 of face value of the Senior Subordinated Note due October 31, 2001 were surrendered as payment.

On August 1, 2000, the Company entered into a financing agreement with a commercial bank for a $1,400,000 Term Note, due June 30, 2005. The Note bears interest at prime plus 1.25 and is payable in quarterly installments beginning September 30, 2000. In early August 2000, the proceeds of the Note were used to pay down a portion of the Company's Senior Subordinated Notes. In November 2000, the Company also exchanged 150,000 shares of its common stock for 633,000 outstanding warrants to purchase common stock.

The Company believes that its current cash balance and cash flow from operations will be sufficient to cover its expected capital expenditures for the next 12 months and that it will have sufficient liquidity for the next 12 months.

The Company had non-cash financing activities related to the cashless exercise of stock options. In the nine months ended September 30, 2000, 47,860 options were exercised at prices ranging from $0.75 to $2.25, in exchange for 28,831 shares of common stock at prices ranging from $3.3125 to $4.01325. Such shares were held for a period of at least six months before the respective exchange. The value of these transactions was $97,000.

During the nine months ended September 30, 2000, options to purchase 710,500 shares of common stock were granted under the Company's Stock Option Plan, at prices ranging from $1.062 to $3.6875.

MARKET FOR COMPANY'S COMMON EQUITY

On one occasion during 1998, and on two separate occasions during 1999, the Company received notification from the NASDAQ Stock Market, Inc. ("NASDAQ") that the Company was not in compliance with NASDAQ's $1.00 minimum bid price requirement; the shares of the Common Stock having closed below the minimum bid price for 30 consecutive business days. To regain compliance with this standard the Common Stock was required to have a closing bid price at or above $1.00 for ten consecutive trading days within the 90-calendar day period following the advent of non-compliance. With respect to all notifications, the Common Stock subsequently met the required minimum bid price for ten consecutive trading days. Had compliance not been achieved, NASDAQ could have issued a delisting letter.

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

FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

This Report on Form 10-Q (and any other reports issued by the Company from time to time) contains certain forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Act of 1995. Such forward-looking statements, including statements regarding its future cash flows, sales, gross margins and operating costs, and the effect of conditions in the industry and the economy in general, are based on current expectations that involve numerous risks and uncertainties. Actual results could differ materially from those anticipated in such forward-looking statements as a result of various known and unknown factors, including, without limitation, future economic, competitive, regulatory, and market conditions, future business decisions, and those factors discussed under Management's Discussion and Analysis of Financial Condition and Results of Operations. Words such as "believes", "anticipates", "expects", "intends", "may", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-Q, and in other reports filed by the Company with the Securities and Exchange Commission.

                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company's assessment of its sensitivity to market risk as of September 30, 2000, as compared to the information included in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of the Company's Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

                                    PART II.
                                OTHER INFORMATION

                                     ITEM 4.
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on July 10, 2000. Shareholders voted on three matters.

The following votes were cast for the nominees for election of directors, and all such nominees were elected.

                                           FOR      AGAINST      WITHHELD

       Andrew P. Garvin                 6,468,098      0          10,791
       Brigitte de Gastines             6,439,098      0          39,791
       Howard S. Breslow                6,467,698      0          11,191
       Frederick H. Fruitman            6,467,856      0          11,033
       Jean-Louis Bodmer                6,448,798      0          30,091
       Eric Cachart                     6,454,798      0          24,091

The following votes were cast to amend the Company's 1996 Stock Option Plan to increase the number of shares of common stock issuable thereunder from 1,150,000 to 1,650,000.

4,378,171 votes for the ratification and approval
110,805 votes against the ratification and approval
26,785 votes abstained from voting
1,976,275 votes did not vote

The following votes were cast on the ratification of the selection of Deloitte & Touche LLP as independent accountants for the Company for the year ending December 31, 2000.

6,454,636 votes for the ratification and approval
17,564 votes against the ratification and approval
19,836 votes abstained from voting

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


                                           FIND/SVP INC.
                                           -------------
                                           (REGISTRANT)



DATE:  NOVEMBER 14, 2000                   /s/ ANDREW P. GARVIN
-------------------------                  -------------------------------------
                                           Andrew P. Garvin
                                           Chief Executive Officer and President

DATE:  NOVEMBER 14, 2000                   /s/ FRED S. GOLDEN
------------------------                   -------------------------------------
                                           Fred S. Golden
                                           Chief Financial Officer
                                           (Principal Financial Officer
                                           and Principal Accounting Officer)