Form 10-K
period 2000-12-31
FIND SVP INC
filed 2001-04-02
CIK 801338

0.

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

        For the fiscal year ended December 31, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from _____to_____

Commission file no.0-15152

                                 FIND/SVP, INC.
           ----------------------------------------------------------
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

Securities registered pursuant to Section 12(b) of the Act: None

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

              YES     X                       NO
                 ------------------             ----------------
         -------------------------------------------------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

              YES                             NO     X
                 ------------------             ----------------
         -------------------------------------------------------------

As of March 1, 2001 the aggregate market value of the voting stock held by non-affiliates of the registrant was $3,069,032.00.

As of March 1, 2001 there were 7,605,943 shares of Common Stock, par value $.0001 per share, outstanding.

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

         The Company was formed under the laws of New York in 1969. In 1971, the Company became affiliated with SVP International S.A. ("SVP International") through a licensing agreement which gave the Company the right to the SVP name and provided access to the resources of what is currently 15 additional SVP affiliated companies located around the world.

         Through its Quick Consulting and Research Service ("QCS"), FIND/SVP provides retainer clients with access to the subject and technical expertise of its staff as well as the resources of a large information center. Within each retainer client's organization, specific individuals receive a Membership Card, which entitles them to make requests via the telephone and the Internet for consultation and research assistance. In response, the staff of QCS provides customized answers in rapid turnaround time, generally within two business days or less of the request. The QCS service is positioned to be an indispensable daily partner for decision-makers by providing, on a retainer basis, a cost-effective "quick consulting" service accessible by telephone or the Internet. The service is designed to be a valuable resource to small and medium sized corporations that do not maintain in-house information centers and as a supplement to in-house resource centers of large corporations. At December 31, 2000, there were 1,907 QCS retainer clients and 11,460 Membership Cardholders. The Company intends to seek to expand its base of QCS retainer clients, and to offer these clients an expanded array of business intelligence, research and advisory services. The Company's Live AnswerDesk offers immediate, on-demand, question answering and personal search assistance from live experts. It is designed as a way to enhance the loyalty of the members of various consumer groups. The Company also produces The Information Advisor newsletter.

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

         FIND/SVP's research resources include access to approximately 4,000 computer databases and subscription-paid web sites, approximately 8,000 of its own files organized by subject and by company, current and back issues of approximately 1,500 periodicals and journals and approximately 5,000 books and reference works. Through a licensing agreement, the Company is associated with the international SVP network of companies and correspondents providing similar services. This enables FIND/SVP to obtain information through approximately 1,000 additional consultants in the SVP worldwide network.

SERVICES AND PRODUCTS

         The Company's services and products offer business executives fully integrated research, business intelligence and management advisory services in a broad range of industries and disciplines. The Company provides services to help clients acquire, interpret and use knowledge.

         FIND/SVP's research resources at December 31, 2000 include a staff of 85 consultants and researchers in its QCS and SCRG divisions, a reference center which contains approximately 8,000 of its own subject and company files, access to approximately 4,000 computer databases, current and back issues of approximately 1,500 titles, and approximately 5,000 books and reference works, and a field investigation team with entree into public and private libraries in the New York area. Through a licensing agreement, the Company is associated with the international SVP network of companies and correspondents, which enables it to obtain information worldwide. See "SVP Network; Licensing Agreement With SVP International." The materials used in the generation of the Company's services and products are updated and checked by staff members. The Company has its own training program in which its employees participate.

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

         PRACTICE GROUPS:

         (1) THE CONSUMER PRODUCTS AND SERVICES GROUP is responsible for research on retailing and apparel, home furnishings, cosmetics and toiletries, food and beverages, media and entertainment, publishing, sports and leisure, education, philanthropy, restaurants, food services, household products, appliances and furniture;

         (2) THE TECHNOLOGY, INFORMATION AND COMMUNICATIONS GROUP covers computers, software, electronic media and office equipment, and provides expert help with Internet research, hands-on training, on-site seminars, competitive intelligence, Web marketing/trends and Internet user demographics.

         (3) THE HEALTHCARE AND PHARMACEUTICALS GROUP covers products and services manufactured by and marketed to businesses in healthcare fields, including pharmaceuticals, medical and diagnostic equipment, biotechnology, health resources and clinical information;

         (4) THE FINANCIAL AND BUSINESS SERVICES GROUP handles requests on banking, insurance, mergers and acquisitions, real estate and mortgages, the securities and investment industries, customer satisfaction and corporate management theory, and provides credit reports on specific companies and Securities and Exchange Commission documents on public companies;

         (5) THE INDUSTRIAL PRODUCTS AND SERVICES GROUP covers manufacturing, energy, chemicals, plastics, pulp and paper, metals and mining, transportation, environment, construction and agriculture; and

         (6) THE MANAGEMENT ADVISORY GROUP handles requests on legal research, human resources research and accounting and tax issues;

         SUPPORT TEAMS:

         (1)  THE   INTERNATIONAL   TEAM   addresses   executive's   needs   for
         international   finance  and  trade,   global   corporate   competitive
         intelligence and worldwide management strategies;

         (2) THE DOCUMENTS TEAM locates and obtains copies of articles, documents, patents, books, pamphlets, catalogs, conference proceedings, government reports and product samples; and

         (3) THE MARKETING TEAM covers direct marketing, advertising, sales promotions and demographics.

                  Client  cardholders  discuss  their  research  needs  with the
Company's consultants and may obtain assistance in formulating their requests. After the request has been clarified, FIND/SVP's specialists find the needed information using a combination of the Company's available resources. After reviewing the findings, the consultants select what appears most relevant to the client's need, and report the findings, with commentary, as needed. Documentation of the findings can be sent by any one or a combination of the following methods: facsimile, courier, messenger, mail or electronic mail. QCS allows customers to benefit from a fast, convenient and confidential way to gather knowledge and use the multitude of research resources available today. Cardholders may ask questions on virtually any subject.

         Those requests requiring business intelligence from overseas are answered by one or more of the information centers in 15 SVP companies worldwide or by using special SVP correspondents in selected countries where no official SVP company exists.

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

         At December 31, 2000, there were 1,907 retainer clients, a 4.9% decrease from December 31, 1999, and 11,460 holders of the Membership Card, an 11.6% decrease from December 31, 1999. During 2000, monthly fees billed to retainer clients (the retainer base) increased by 5.0% to $1,583,308. Approximately 50% of the top Fortune 100 industrial companies are QCS retainer clients. Revenues generated by QCS represented 82%, 82% and 74% of the Company's total revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

         LIVE ANSWERDESK ("LAD"). LAD provides immediate, on-demand, question answering and personal search assistance from live experts. It is designed as a way to enhance the loyalty of the members of various consumer groups. Revenues generated by LAD represented 1.0% of the Company's total revenues for the year ended December 31, 2000, and less than 1.0% for the years ended December 31, 1999 and 1998.

         STRATEGIC CONSULTING AND RESEARCH GROUP ("SCRG"). SCRG is designed to handle more in-depth custom market research and competitive intelligence assignments. The service is most often used by the Company's QCS retainer clients as a supplement to that service. Common project requests include customized market and industry studies, telephone surveys, competitive intelligence data-gathering and analysis assignments, acquisition studies and large information collection projects. Additionally, through the Customer Satisfaction and Loyalty Group, SCRG provides customer satisfaction and loyalty programs. Through SCRG, the Company provides research as well as interpretation and analysis. All projects are quoted in advance and billed separately. Revenues generated by SCRG represented 16%, 17% and 17% of the Company's total revenues for each of the years ended December 31, 2000, 1999 and 1998, respectively.

      NON-CONTINUING PRODUCTS AND SERVICES

         In July 1998, the Company completed the sale of substantially all of the assets of FIND/SVP Published Products, Inc. ("Published Research") pursuant to an Asset Purchase Agreement dated as of June 26, 1998. The Company recorded a $20,000 gain related to this sale. Revenues generated from divested activities represented 9% of the Company's total revenues for the year ended December 31, 1998.

      POTENTIAL RELATED SERVICES AND PRODUCTS

         The Company plans to expand its services through continued internal development during 2001. This includes various initiatives aimed at both business-to-business and consumer users of the Internet. Additionally, the Company will consider exploring possible alliances with and/or acquisitions of consulting, research or information properties and companies whose primary markets are the same as FIND/SVP's market and which would be accretive to the Company's earnings. There are no commitments or understandings in this regard and no assurance can be given that the Company will in fact conclude any acquisitions or internally develop any related services. The foregoing plans are subject to, among other things, the availability of funds for these purposes.

SVP NETWORK; LICENSING AGREEMENT WITH SVP INTERNATIONAL

         Through licensing agreements with SVP ("S'il Vous Plait") International, 16 companies (the "SVP companies"), including FIND/SVP, form an international network of information centers. Since each SVP company is based in a different country, the network has provided the means by which the Company can obtain international information requested by its clients which it may not maintain in its library or have access to if generated by or located in another country. When an SVP company accesses the information center of another SVP company it is charged a fee for the services provided thereby. Each SVP company is linked to the SVP network primarily by virtue of its licensing agreement. In 1971, the Company entered into its licensing agreement with SVP International (formerly SVP Conseil), which was amended in 1981, and obtained the U.S. rights, in perpetuity, to the SVP name and know-how and access to the SVP International network. Pursuant thereto, SVP International assisted in the creation, implementation, development and operation of the Company. The Company has agreed, pursuant to such licensing agreement, to use its best efforts to have a person selected by SVP International elected to the Board of Directors of the Company; pursuant to such provision, Brigitte de Gastines, General Manager of SVP International, is also Chairperson of the Board for the Company. In addition, Jean-Louis Bodmer, Vice President-Finance and New Technologies for SVP Group and Eric Cachart, SVP Group's Vice President of Development and Client Services, are directors of the Company. Historically, SVP International has engaged in periodic telephonic conversations and meetings with the Company. By virtue thereof, the Company has benefited from exchanges of knowledge with SVP International with respect to any enhancements made to SVP International's information retrieval or billing systems or other proprietary know-how.

         During the first quarter of 1998, SVP International (including affiliates) increased its ownership in the Company to approximately 37% of the then outstanding common shares, excluding outstanding warrants, from 18.7% of the outstanding common shares, excluding outstanding warrants. Concurrent with the increased ownership, SVP International increased their management involvement in and physical presence at the Company during 1998, and it is expected that this will continue into the future. (See "Directors and Executive Officers of the Registrant - Directors and Officers")

         The license agreement provides that SVP International will not compete with the Company in the United States or enter into any agreement or arrangement with respect to services similar to those offered by the Company with any entity which operates or proposes to operate such services in the United States. The Company, in return, agreed to pay SVP International royalties of $18,000 per year, plus 2% of the amount of FIND/SVP's gross revenues for each such year, excluding publishing revenues, derived from certain of its services in excess of $2,000,000 but less than $4,000,000 and 1% of the amount of such non-publishing gross revenues in excess of $4,000,000 but less than $10,000,000, and 1.2% of the gross profit from all publications included in FIND/SVP's gross revenue less than $10,000,000 for such year. Royalty expense to SVP International totaled $118,000, $119,000 and $126,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

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

EMPLOYEES

         As of December 31, 2000, the Company had 184 full-time employees, including 4 executive officers, 49 marketing and sales employees, 85 consultants and research employees, and 46 administrative and general personnel.

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

                                     ITEM 2

                                   PROPERTIES

         At December 31, 2000, the Company has a lease on approximately 32,000 square feet of office space at 625 Avenue of the Americas, New York, New York, which became the main offices of the Company in 1987. The lease is subject to standard escalation clauses, and expires in June 2005. Basic annual rent expense, determined on the straight-line basis over the term of the lease, is approximately $694,000.

         The Company has additional leased office space for approximately 20,000 square feet at 641 Avenue of the Americas, New York, New York. Such lease arrangements are subject to standard escalation clauses, and expire in June 2005. Basic annual rent expense, determined on the straight-line basis over the term of the lease, is approximately $497,000.

                                     ITEM 3

                                LEGAL PROCEEDINGS

         None.



                                     ITEM 4

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PAGE>


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

Price Range                 High             Low
-----------                 ----             ---

2000
----
1st Quarter                 4.0310           2.1880
2nd Quarter                 2.6250           1.0000
3rd Quarter                 1.2500           0.9380
4th Quarter                 1.0000           0.5310

1999
----
1st Quarter                 1.7813           0.7500
2nd Quarter                 1.0000           0.5938
3rd Quarter                 1.5625           0.7188
4th Quarter                 2.0625           0.7500

         On March 1, 2001, there were approximately 836 holders of record of the Common Stock. Such numbers do not include shares held in "street name."

         By letter dated November 13, 2000, the Company received notification from the NASDAQ Stock Market, Inc. ("NASDAQ") that the Company was not in compliance with NASDAQ's $1.00 minimum bid price requirement; the shares of the Common Stock having closed below the minimum bid price for 30 consecutive business days. To regain compliance with this standard the Common Stock was required to have a closing bid price at or above $1.00 for ten consecutive trading days within the 90-calendar day period following the advent of non-compliance. The Company's Common Stock did not meet the minimum bid price requirement within that period. The Company requested a hearing with NASDAQ, which hearing was held on March 22, 2001.

         The Company's failure to meet NASDAQ's maintenance criteria may result in the discontinuance of the inclusion of its securities in NASDAQ. In such event, trading, if any, in the securities may then continue to be conducted in the non-NASDAQ over-the-counter market in what are commonly referred to as the electronic bulletin board and the "pink sheets". As a result, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the market value of the securities. In addition, the Company would be subject to a Rule promulgated by the Securities and Exchange Commission that, if the Company fails to meet criteria set forth in such Rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale.

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

STATEMENTS OF OPERATIONS

                                                             Years Ended December 31
                                                             -----------------------
                                                             (in thousands, except per share amounts)
                                                    2000           1999          1998          1997          1996
                                                    ----           ----          ----          ----          ----
Revenues                                         $23,800        $22,738       $28,175       $32,027       $30,525
Operating (Loss) Income                            (753)            348         1,329       (3,136)         (824)

Net (Loss) Income                                  (535)            883           756       (2,852)         (719)

Net (Loss) Income  Per Share:
     Basic                                         (.07)            .12           .11         (.43)         (.11)
     Diluted                                       (.07)            .12           .11         (.43)         (.11)

 Weighted Average Number of Shares:
     Basic                                         7,450          7,121         7,094         6,593         6,434
     Diluted                                       7,450          7,213         7,100         6,593         6,434

 Cash Dividends Paid Per
    Common Share                                       -              -             -             -             -


BALANCE SHEET DATA

                                                               December 31
                                                               -----------
                                                               (in thousands)
                                                2000           1999           1998          1997           1996
                                                ----           ----           ----          ----           ----
Working Capital (Current assets
   less current liabilities)                  $1,587         $2,699         $2,569        $1,016         $3,930
Total Assets                                  10,783         11,278         11,899        12,481         12,946
Long-Term Notes Payable
   excluding current amounts                   1,685          3,039          3,523         3,801          3,826
Shareholders' Equity                           3,992          3,889          2,988         1,218          4,059

                                     ITEM 7

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

GENERAL

         FIND/SVP, Inc. provides a broad consulting, advisory and business intelligence service to executives and other decision-making employees of client companies, primarily in the United States. The Company currently operates primarily in two business segments, providing consulting and business advisory services including: the Quick Consulting and Research Service ("QCS") which provides retainer clients with access to the expertise of the Company's staff and information resources as well as Live AnswerDesk services ("Quick Consulting"); and the Strategic Consulting and Research Group ("SCRG") which provides more extensive, in-depth custom market research and competitive intelligence information, as well as customer satisfaction and loyalty programs ("Strategic Consulting"). Prior to the third quarter of 1998, the Company had one additional significant operating segment, Published Research Products. The Company considers its QCS and SCRG service businesses, which operate as "consulting and business advisory" businesses, to be its core competency.

         The Company had an operating loss of $753,000 for the year ended December 31, 2000 versus operating income of $348,000 and $1,329,000 for the years ended December 31, 1999 and 1998, respectively. The net loss for the year ended December 31, 2000 was $535,000 versus net income of $883,000 and $756,000 for the years ended December 31, 1999 and 1998, respectively.

         Revenues for 2000 were $23,800,000 and revenues for 1999 were $22,738,000. On a comparable basis, 1999 revenues were $22,647,000 after deducting revenues of $91,000 related to the sold Published Research business unit. The increase in comparable revenues was a result of an increase in the Company's retainer base (recurring monthly income) in 2000, coupled with a significant increase in LAD revenues. This was partially offset by a decline in SCRG revenues for the year. Revenues for 1999 were $22,738,000 and revenues for 1998 were $28,175,000. On a comparable basis, 1998 revenues were $25,500,000 after deducting revenues of $2,700,000 related to the sold Published Research business unit. The decline in comparable revenues was a result of a decline in the Company's retainer base in late 1998 and early 1999.

         Net income in 1999 was positively affected by a pretax gain of $1,200,000 (approximately $672,000 after tax) resulting from a collaboration agreement between FIND/SVP and idealab!, a leading creator and operator of Internet businesses, to develop find.com, a new Internet site.

         Selling, general and administrative expenses were $12,426,000 in 2000, an increase of $1,579,000 over 1999. Direct costs (those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases) in 2000 were 51.0% of revenue as compared to 50.8% for the year ended December 31, 1999. Additionally, selling, general and administrative expenses were 52.2% of revenue for 2000 as compared to 47.7% for the year ended December 31, 1999. Both total selling, general and administrative expenses and total direct costs, as well as these costs as a percentage of revenue, increased primarily due to increased labor costs and increased marketing and selling costs, as well as the Company's emphasis on increasing retainer revenue.

SEGMENT REPORTING

       The Company operated in two segments during 2000 and 1999. Prior to that, the Company had one additional segment. Segment data , which is useful in understanding results, is as follows:

----------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                     YEARS ENDED DECEMBER 31,
                                                                                   ------------------------
                                                                          2000                1999              1998
                                                                          ----                ----              ----
REVENUES
   Quick Consulting                                                      $ 19,930           $  18,851         $ 20,714
   Strategic Consulting                                                     3,870               3,887            4,743
   Published Research Products                                                --                  --             2,718
                                                                   ---------------------------------------------------
      Total revenues                                                     $ 23,800           $  22,738         $ 28,175
                                                                   ===================================================

OPERATING (LOSS) INCOME
   Quick Consulting (1)                                                  $  4,545           $   4,680         $  5,965
   Strategic Consulting                                                       (58)                156              403
   Published Research Products                                                --                   --               16
                                                                   ---------------------------------------------------
     Segment operating (loss) income                                        4,487               4,836            6,384
   Corporate and other (2)                                                 (5,318)             (3,664)          (5,423)
                                                                   ---------------------------------------------------
     (Loss) income before (benefit) provision  for income taxes          $   (831)           $  1,172         $    961
                                                                   ===================================================

DEPRECIATION AND AMORTIZATION
   Quick Consulting                                                      $    583           $     520         $    440
   Strategic Consulting                                                        68                  69               61
   Published Research Products                                                 --                  --               96
                                                                   ---------------------------------------------------
      Total segment depreciation and amortization                             651                 589              597
   Corporate and other                                                        531                 516              547
                                                                   ---------------------------------------------------
      Total depreciation and amortization                                $  1,182             $ 1,105         $  1,144
                                                                   ===================================================

TOTAL ASSETS
   Quick Consulting                                                      $  3,406             $ 3,352
   Strategic Consulting                                                       843                 735
   Published Research Products                                                 --                  --
                                                                   ----------------------------------
      Total segment assets                                                  4,249               4,087
   Corporate and other                                                      6,534               7,191
                                                                   ----------------------------------
      Total assets                                                       $ 10,783            $ 11,278
                                                                   ==================================

CAPITAL EXPENDITURES
   Quick Consulting                                                      $    160           $     218         $    478
   Strategic Consulting                                                        30                  25               74
                                                                   ---------------------------------------------------
      Total segment capital expenditures                                      190                 243              552
   Corporate and other                                                        380                 429               66
                                                                   ---------------------------------------------------
      Total capital expenditures                                         $    570           $     672         $    618
                                                                   ===================================================

(1)  Operating   income  for  the  year  ended  December  31,  1998  includes  a restructuring charge for severance and related costs of $321,000.

(2) Includes interest income, other income, gain on sale of net assets, interest expense and other expense.

--------------------------------------------------------------------------------

PRODUCT AND SERVICE REVENUES

         The Company's revenues increased by $1,062,000 or 4.7%, from $22,738,000 in 1999 to $23,800,000 in 2000 and decreased by $5,437,000, or
19.3%, from $28,175,000 in 1998 to $22,738,000 in 1999. The increase in 2000 was due to an increase in QCS and LAD revenues, partially offset by a decrease in SCRG revenues, as described below. The decrease in 1999 was primarily due to the sale of Published Research Products completed during the third quarter of 1998, coupled with a decline in revenues in QCS and SCRG during 1999 as described below.

           QCS revenues increased by $976,000, or 5.3%, from $18,576,000 in 1999 to $19,552,000 in 2000 and decreased by $2,137,000, or 10.3%, from $20,713,000 in 1998 to $18,576,000 in 1999. The increase from 1999 to 2000 was due to an increase in the average monthly fee paid by retainer clients, partially offset by the decline in the number of retainer clients. The monthly fees billed to retainer clients (the retainer base) increased from the beginning of 2000 to the end of 2000 by 5.0% to $1,583,308.

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

         LAD revenues increased by $179,000, or 426.2%, from $42,000 in 1999 (the year the service began) to $221,000 in 2000.

         SCRG revenues decreased by $17,000, or 0.4%, from $3,887,000 in 1999 to $3,870,000 in 2000 and by $856,000, or 18.1%, from $4,743,000 in 1998 to
$3,887,000 in 1999. The decrease from 1999 to 2000 was a result of a decrease in sales leads due to employee turnover. The number of new projects begun in the last half of 2000 decreased as compared to those begun in the last half of 1999. The decrease from 1998 to 1999 was a continuation of the impact felt by staff turnover in the second half of 1998. During the fourth quarter of 1998, staff turnover in SCRG slowed and since then has moderated. As a result, the Company experienced a decline in revenues during the first two quarters of 1999, as compared to the like quarters of 1998. The Customer Satisfaction and Loyalty Division accounted for 13.6%, 22.7% and 28.9% of SCRG's revenue for 2000, 1999 and 1998, respectively.

         The Company earned $91,000 and $39,000 in royalties in 1999 and 1998, respectively, from the sold Published Research unit.

DIRECT COSTS

         Direct costs (those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases) increased by $584,000, or 5.1%, from $11,543,000 in 1999 to $12,127,000 in 2000 and decreased by $2,720,000, or
19.1%, from $14,263,000 in 1998 to $11,543,000 in 1999. Direct costs represented
51.0%, 50.8% and 50.6% of revenues, respectively, in 2000, 1999 and 1998. The increase in total direct costs from 1999 to 2000 was due primarily to an increase in direct labor costs over the previous year, partially offset by a decrease in all other direct costs as compared to the previous year. The decrease in total direct costs from 1998 to 1999 was a result of the sale of Published Research Products, coupled with a general reduction in direct operating expenses, primarily due to a reduced headcount and a reduction in expenses incurred on behalf of clients.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased by $1,579,000, or 14.6%, from $10,847,000, or 47.7% of revenues in 1999 to $12,426,000, or
52.2% of revenues in 2000, and decreased by $1,415,000, or 11.5%, from $12,262,000, or 43.5% of revenues in 1998 to $10,847,000, or 47.7% of revenues in 1999. The increase in total selling, general and administrative expenses from 1999 to 2000 was due primarily to an increase in labor costs over the previous year, coupled with an increase in selling expenses. The decrease from 1998 to 1999 was primarily due to a reduction in labor costs and reduced sales commissions during 1999, partially offset by an increased emphasis on marketing.

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

OPERATING (LOSS) INCOME

         The Company's operating loss was $753,000 in 2000, compared to operating income of $348,000 in 1999, a decrease of $1,101,000. The decrease was primarily related to the Company's emphasis on increasing its retainer base through the use of increased marketing expense and the hiring of a larger sales force.

         The Company's operating income was $348,000 in 1999, compared to an operating income of $1,329,000 in 1998, a decrease of $981,000. The decrease was primarily related to the sale of Published Research Products, coupled with the decline in revenue from its QCS and SCRG activities.

INTEREST INCOME AND EXPENSE; OTHER ITEMS

         In 2000, the Company earned $119,000 in interest income, which increased from $88,000 in 1999 and $85,000 in 1998. The increase in 2000 was a result of higher cash balances throughout 2000, coupled with interest earned on notes receivable.

         Interest expense in 2000 was $336,000, which was a decrease from $464,000 in 1999, and from $522,000 in 1998. The decrease was a result of the reduction in outstanding debt in 2000 as compared to 1999. In the third quarter of 2000, the Company reduced its interest expense by replacing a portion of its Senior Subordinated Notes with a Term Note bearing a lower interest rate.

         During the third quarter of 2000, the Company received payment of $100,000 from a landlord in consideration for giving up its rights under a lease agreement. This payment was classified as other income.

         On December 30, 1999, the Company entered into an agreement with idealab! and Find.com, Inc. whereby the Company assigned the domain name "find.com" and licensed the use of certain rights to the trademarks "find.com" and "find" to Find.com, Inc. idealab! and Find.com, Inc. are not otherwise related to the Company. Under the terms of the agreement, the Company received consideration in the form of cash and preferred shares amounting to approximately $1,200,000, net of related expenses. The Company is also entitled to certain future royalties. No royalty income was earned in the year ended December 31, 2000. The carrying value of the preferred shares is the lower of historical cost or estimated net realizable value. The non-marketable preferred share securities carry various rights including the ability to convert into common shares of Find.com and a repurchase (put) option that becomes exercisable in December 2002. Since the preferred share securities are an investment in a start-up enterprise, it is reasonably possible in the near term that the Company's estimate of the net realizable value of the preferred shares will be less than the carrying value of the preferred shares.

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

INCOME TAXES

         The $323,000 income tax benefit for the year ended December 31, 2000 represents 38.9% of pre-tax loss.

         The $289,000 tax provision recognized for 1999 represents 24.7% of the 1999 pre-tax income. Income tax expense for 1999 was favorably reduced due to the reversal of a $280,000 valuation reserve placed upon deferred tax assets prior years.

         The $205,000 tax provision recognized for 1998 represents 21.3% of the 1998 pre-tax income. Income tax expense for 1998 was favorably reduced due to the reversal of $239,000 of the valuation reserve placed upon deferred tax assets in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of liquidity and capital resources have been cash flow from operations, borrowings, and prepaid retainer fees provided by clients. Cash balances were $901,000 and $2,096,000 at December 31, 2000 and 1999, respectively. The Company's working capital position (current assets, less current liabilities) at December 31, 2000 was $1,587,000, as compared to $3,199,000 at December 31, 1999.

         The Company believes that its cash generated from operations, together with its existing cash balances, will be sufficient to meet its operating cash needs and expected capital expenditures for the near term. To supplement possible short-term cash needs, the Company has a $1,000,000 line of credit at the prime commercial lending rate plus one-half percent. The line is renewable annually, and was put in place on December 30, 1999. No amounts were borrowed under the line of credit as of December 31, 2000.

         Cash used in operating activities was $690,000 in the year ended December 31, 2000. Cash provided by operating activities was $1,093,000 and $2,166,000 in the years ended December 31, 1999 and 1998, respectively.

         Cash (used in) provided by investing activities was ($433,000), ($472,000) and $737,000 in the years ended December 31, 2000, 1999 and 1998, respectively. Capital expenditures for the migration of the Company's 10-year-old management information system to a new computer system platform were a significant component of the amounts invested in all three years. This new system improves the consultants' ability to communicate with clients, access the internet, and to integrate the Company's products, as well as to expand the Company's enterprise network. Total capital expenditures were $570,000, $672,000 and $618,000 in the years ended December 31, 2000, 1999 and 1998, respectively. In 1998, another significant factor was the receipt of $1,250,000 in cash received upon the sale of assets. During the year ending December 31, 2001, the Company expects to spend approximately $490,000 for capital items, the major portions of which will be used for computer hardware upgrades and for leasehold improvements.

         Cash used in financing activities was $72,000, $832,000, and $735,000 in the years ended December 31, 2000, 1999 and 1998, respectively. In 2000 and 1999, the most significant items related to the early repayment debt, which were otherwise due in installments in the years 2001 and 2002. In connection with the repayment of such bank borrowings, the bank released two $1,000,000 standby letters of credit that had been provided by a shareholder, SVP, S.A. In 1998, significant financing activities included the Company's repayment of bank borrowings of $1,749,000 and the proceeds obtained from the issuance of common shares of $1,000,000. The share proceeds related to an equity purchase by SVP S.A., a subsidiary of Amalia S.A. After the transaction, Amalia was the beneficial owner of approximately 40.7% of the Company's common shares.

         In the first quarter of 2000, warrants to acquire 266,945 common shares were exercised and $601,000 of face value of the Senior Subordinated Note due October 31, 2001 was surrendered as payment in a non-cash transaction.

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

         In accordance with the terms of the Senior Subordinated Notes, the payment of portions of accrued interest may be deferred. Accrued deferred interest of $62,000 and $76,000 at December 31, 2000 and 1999, respectively, was accrued and deferred under such terms. Such amounts compound and accrue interest at the rate of 12%.

INFLATION

         The Company has in the past been able to increase the price of its products and services sufficiently to offset the effects of inflation on direct costs, and anticipates that it will be able to do so in the future.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and in June 2000 issued SFAS No. 138, which amended certain provisions of SFAS No. 133. These statements require companies to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether it qualifies for hedge accounting. The Company will adopt both pronouncements as of January 1, 2001. As of December 31, 2000, the Company has concluded that it did not have derivatives or hedging activities as contemplated by these pronouncements, and has accordingly concluded that there is no effect of adoption.

REVENUE RECOGNITION

         The Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," ("SAB 101")," including related interpretations, in the quarter ended December 31, 2000. The adoption of SAB 101 had no impact on the Company's revenue recognition practices or reported financial results.

FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

         This Annual Report on Form 10-K (and any other reports issued by the Company from time to time) contains certain forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including statements regarding the Company's future cash flows, sales, gross margins and operating costs, the effect of conditions in the industry and the economy in general, and legal proceedings, are based on current expectations that involve numerous risks and uncertainties. Actual results could differ materially from those anticipated in such forward-looking statements as a result of various known and unknown factors, including, without limitation, future economic, competitive, regulatory, and market conditions, future business decisions, and those factors discussed under Management's Discussion and Analysis of Financial Condition and Results of Operations. Words such as "believes", "anticipates", "expects", "intends", "may", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise and of these forward-looking statements. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-K, and in other reports filed by the Company with the Securities and Exchange Commission.

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

                                     ITEM 8

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements are submitted in a separate section of this report on pages F-1 through F-31.

         Quarterly financial data is as follows.

(in thousands, except per share data)

                                                                                                           (Loss) income
                                                                         (Loss) income                        per share
                                                   Operating (loss)          before          Net (loss)       basic and
     Quarter ended                  Revenues           income         extraordinary item       income          diluted
     -------------                  --------           ------         ------------------       ------          -------
March 31, 2000                      $ 6,006            $  23              $  (34)             $  (34)          $  0.00
June 30, 2000                         5,961             (99)                (111)               (111)           (0.01)
September 30, 2000                    5,993            (361)                (196)               (223)           (0.03)
December 31, 2000                     5,840            (316)                (167)               (167)           (0.02)

March 31, 1999                        5,486              227                   65                  65             0.01
June 30, 1999                         5,565            (118)                (151)               (151)           (0.02)
September 30, 1999                    5,764              186                   86                  86             0.01
December 31, 1999                     5,923               53                  883                 883             0.12

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

          During the year ended December 31, 1998 and through April 22, 1999, there had been no disagreements with KMPG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable events.

          On May 4, 1999, the Company engaged Deloitte & Touche LLP ("D&T") as its new certifying accountant. Management had not previously consulted with D&T on any accounting, auditing or financial reporting matters.

          On May 6, 1999, the Company filed a current report on Form 8-K reporting a change in the Company's certifying accountants.

                                    PART III

                                     ITEM 10

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND OFFICERS

         On October 5, 1998, the Board of Directors of the Company established an Office of Managing Directors ("OMD") (a) responsible for (I) the conduct of the ordinary business affairs and operations of the Company and (II) defining operating policies in alignment with SVP International to take advantage of its know-how and technological efficiencies, (b) comprised of three members, who shall be elected by the Board of Directors, upon the advice of the Chairperson of the Board of Directors, and designated Senior Officers with the title of Managing Directors, and the Chief Executive Officer, and (c) reporting to the Board of Directors. Each Managing Director must be a member of the Board of Directors or hold another executive position with the Company.

         The directors and executive officers of the Company are as follows:

Name                             Age      Position
----                             ---      --------
Andrew P. Garvin (1)             55       President, Chief Executive Officer and Director

Brigitte de Gastines             57       Managing Director and Chairperson of the Board of Directors

Howard S. Breslow                61       Director

Frederick H. Fruitman            50       Director

Jean-Louis Bodmer                59       Managing Director and Director

Eric Cachart                     44       Managing Director and Director

Stephan B. Sigaud (1)            44       Vice President - Client Services

Kenneth A. Ash (1)               56       Vice President - International Strategic Research

Fred S. Golden (1)               55       Vice President - Chief Financial Officer

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

         Mr. Breslow has been a director of the Company since 1986. He has been a practicing attorney in New York for more than 35 years and a member of the law firm of Breslow & Walker, LLP, New York, New York for more than 25 years. Breslow & Walker, LLP is the Company's general counsel. Mr. Breslow currently serves as a director of Cryomedical Sciences, Inc., a publicly held company engaged in the research, development and sale of products for use in low temperature medicine, Vikonics Inc., a publicly held company engaged in the design and sale of computer-based security systems, Lucille Farms, Inc., a publicly held company engaged in the manufacturing and marketing of cheese products, and Excel Technologies, Inc., a publicly held company engaged in the development and sale of laser products.

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

         Mr. Golden has been the Company's Vice President and Chief Financial Officer, Corporate Secretary and Treasurer since March 9, 2000. From July 1999 to March 2000, Mr. Golden was Chief Financial Officer of Elipze LLC, an interactive advertising and web production company. From 1968 through 1999, Mr. Golden, a certified public accountant, practiced management consulting and accounting, including four years with Laventhol Horwath. From 1982 to 1988, he was Chief Financial Officer at Confab Corporation, a $350 million manufacturing operation, and from 1988 to 1993, he was Executive Vice President and Chief Financial Officer at Pilot Air Freight Corp. Mr. Golden holds an accounting degree from Temple University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Company's officers, directors and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 ("Reporting Persons") are required under that Act to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company pursuant to that Act, the Company believes that during the fiscal year ended December 31, 2000, all filing requirements applicable to Reporting Persons were complied with, except that Form 4 Statement of Changes of Beneficial Ownership of Securities for Furman Selz LLC which was due on February 10, 2000, was filed on March 10, 2000 and for Fred S. Golden, an officer of the Company, which was due on May 10, 2000, was filed on May 15, 2000.

                                     ITEM 11

                             EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid by the Company during each of the Company's last three years to (I) the Company's Chief Executive Officer, and (II) each of the Company's executive officers who received salary and bonus payments in excess of $100,000 during the year ended December 31, 2000 (collectively the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                LONG TERM COMPENSATION
                                                                      -------------------------------------------
                                    ANNUAL COMPENSATION                            AWARDS               PAYOUTS
                               ----------------------------------     ------------------------------   ----------
                                                                                       SECURITIES
      NAMES AND                                            OTHER      RESTRICTED       UNDERLYING         LTIP      ALL
      PRINCIPAL                       SALARY      BONUS    ANNUAL           STOCK         OPTIONS       PAYOUT    OTHER
      POSITIONS            YEAR          ($)        ($)     COMP.      AWARDS ($)         (#) (1)          ($)    COMP.
      ---------            ----          ---        ---     -----      ----------         -------          ---    -----
ANDREW P. GARVIN           2000      273,257     67,200         -               -          35,000            -        -
PRESIDENT, CHIEF           1999      267,679          -         -               -               -            -        -
EXECUTIVE OFFICER          1998      264,171     50,000         -               -               -            -        -
AND DIRECTOR

STEPHAN B. SIGAUD          2000      192,500     59,000         -               -         125,000            -        -
VICE PRESIDENT -           1999      175,000     18,611         -               -               -            -        -
CLIENT SERVICES            1998      133,958        200         -               -          50,000            -        -

KENNETH A. ASH             2000      175,000     35,000         -               -          37,500            -        -
VICE PRESIDENT -           1999      150,000     20,000         -               -               -            -        -
INTERNATIONAL              1998      143,750     83,647         -               -          60,000            -        -
STRATEGIC
RESEARCH

FRED S. GOLDEN             2000      147,881          -         -               -         112,500            -        -
VICE PRESIDENT ,           1999            -          -         -               -               -            -        -
CHIEF FINANCIAL            1998            -          -         -               -               -            -        -
OFFICER,
SECRETARY, TREASURER

------------------------
(1) Options to acquire Common Stock.

                            OPTION GRANTS DURING 2000

         The following table provides information related to stock options granted to the Named Executive Officers during 2000:


                                                              INDIVIDUAL GRANTS
                                 NUMBER OF
                                SECURITIES        % OF TOTAL OPTIONS
                            UNDERLYING OPTIONS        GRANTED TO        EXERCISE OR BASE                        GRANT DATE
                                 GRANTED         EMPLOYEES IN FISCAL         PRICE                            PRESENT VALUE
NAME                             (#) (1)                 YEAR              ($/SHARE)       EXPIRATION DATE        ($)(2)
----                             -------        --------------------       ---------       ---------------        ------
ANDREW P. GARVIN                  15,000                 1.9%               3.6875              3/9/10            46,350

                                  20,000                 2.6%                1.062             7/10/10            18,000

STEPHAN B. SIGAUD                 25,000                 3.2%               3.6875              3/9/10            77,250

                                 100,000                12.9%                1.062             7/10/10            90,000

KENNETH A. ASH                    25,000                 3.2%               3.6875              3/9/10            77,250

                                  12,500                 1.6%                1.062             7/10/10            11,250

FRED S. GOLDEN                    75,000                 9.7%               3.6875              3/9/10           231,750

                                  37,500                 4.9%                1.062             7/10/10            33,750

------------------------
(1) Represent number of shares of Common Stock underlying stock options. The exercise price equals the fair market of the Common Stock on the date of grant.

(2) The grant date present value portion of the foregoing table represents the present value of the options on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions over the remaining contractual life of the options: expected dividend yield of 0%, risk-free interest rate of 6% and volatility of 82.1%.

         AGGREGATED OPTION EXERCISES IN 2000 AND YEAR-END OPTION VALUES

         The following table provides information related to options exercised by each of the Named Executive Officers during the year ended December 31, 2000 and the number and value of options held at fiscal year end. The Company does not have any outstanding stock appreciation rights.

                                                                  NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                             UNDERLYING UNEXERCISED OPTIONS              IN-THE-MONEY
                                                                 AT FISCAL YEAR END (#)                    OPTIONS
                                                                 ----------------------           AT FISCAL YEAR END ($)(1)
                                                                                                  -------------------------
                                 SHARES
                              ACQUIRED ON       VALUE
NAME                            EXERCISE       REALIZED      EXERCISABLE      UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
----                            --------       --------      -----------      -------------     -----------     -------------
                                   (#)            ($)
ANDREW P. GARVIN                 39,860         89,685         63,000            97,000             -               -

STEPHAN B. SIGAUD                  -               -           31,000           144,000             -               -

KENNETH A. ASH                     -               -           37,000            60,500             -               -

FRED S. GOLDEN                     -               -           15,000            97,500             -               -

-------------------------
(1) The closing sale price of the Common Stock as reported by NASDAQ on December 31, 2000 was 0.688. Value is calculated on the difference between the option exercise price of in-the-money options and 0.688 multiplied by the number of shares of Common Stock underlying the option.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee consists of Jean-Louis Bodmer, Andrew P. Garvin, Howard S. Breslow and Frederick H. Fruitman. The purpose of the Compensation Committee is to review, structure and set the Company's Executive Compensation and to align management's interest with the success of the Company. The Company has no nominating or other committees performing similar functions. There were no interlocking relationships between the Company and other entities that might affect the determination of the compensation of the executive officers of the Company.

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

         During October 1998, Mr. Garvin's contract was amended to provide that any time after 1999 Mr. Garvin may voluntarily elect to leave the employ of the Company and receive the balance of his contract for the remaining term of his employment contract. The term of the contract runs through 2001. Mr. Garvin's salary for 2000 was $273,257. Additionally, Mr. Garvin has relinquished a total of 225,000 unvested options previously granted him in connection with his employment contract.

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

         The Company entered into an additional Deferred Compensation Agreement with Mr. Garvin in 1990. On October 3, 2000, Mr. Garvin relinquished his rights under the agreement entered into in 1990.

         Severance arrangements for members of the Operating Management Group (i.e. Messrs. Sigaud, Ash and Golden) were authorized by the Board of Directors on January 25, 1999. Severance agreements were entered into with Mssrs. Sigaud and Ash providing for (a) a normal severance benefit of nine (9) months, which would be increased to one (1) year after the employee has served as a member of the OMG for a continuous period of two (2) years, in the event the employee's services are terminated by the Company without cause, and (b) a severance benefit of one (1) year in the event the separation from service is due to (I) a change-in-control, and (II) the employee suffers, within one (1) year thereafter, either (A) a discontinuation of duties, or (B) an office change of at least 50 miles, or (C) a reduction in compensation, or (D) a termination of employment other than for cause.

DIRECTORS' COMPENSATION

         The Board of Directors has approved the payment of $1,500 per Board meeting, and $500 per committee meeting attended by outside members of the Board. During 2000, Mr. Breslow received compensation in the total amount of $11,000 and Mr. Fruitman received compensation in the total amount of $9,500.

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

                                     ITEM 12

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following sets forth, as of December 31, 2000, certain information with respect to the beneficial ownership of the Common Stock by (I) each person known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, (II) each of the directors of the Company, (III) each of the Named Executive Officers, (IV) and by all current executive officers and directors as a group.

            NAME AND ADDRESS                              NUMBER OF SHARES
            BENEFICIAL OWNER                                   OWNED(1)                  PERCENT
            ----------------                              ----------------               -------
Andrew P. Garvin
625 Avenue of the Americas
New York, NY 10011   (2)                                        934,039                      12.0%

Amalia S.A.
70, rue des Rosiers
F-93585 Saint-Ouen, Cedex
FRANCE  (3)                                                   3,095,085                      38.6%

Brigitte de Gastines (4)                                         32,500               Less than 1%

Howard S. Breslow (5)(6)                                         46,320               Less than 1%

Frederick H. Fruitman (6)                                        75,679                         1%

Jean-Louis Bodmer  (4)                                           25,000               Less than 1%

Eric Cachart (7)                                                 17,500               Less than 1%

Kenneth A. Ash (8)                                               97,500                       1.3%

Stephan B. Sigaud (9)                                           175,000                       2.2%

Fred S. Golden (10)                                             117,500                       1.5%

Leviticus Partners LP
30 Park Avenue, Suite 12F
New York, NY  10016                                             499,700                       6.6%

All Current Executive Officers and Directors as a Group       1,521,038                      18.4%
 (9 persons) (11)
--------------------------------------------------------------------------------

(1) Unless otherwise indicated below, all shares are shares of Common Stock owned beneficially and of record.

(2)   Includes 160,000 shares issuable under outstanding options.

(3) Includes the 422,222 shares issuable under outstanding warrants held by SVP, S.A., the 2,178,100 shares of Common Stock owned by SVP, S.A. and the 494,763 shares of Common Stock owned by SVP International, which are subsidiaries of Amalia S.A. Brigitte de Gastines owns in excess of 99% of the stock of Amalia S.A. In addition, Ms. de Gastines is President, General Manager and a director of SVP, S.A., and General Manager of SVP International. The shares owned by Amalia S.A. are not shown in the table as being owned by Ms. de Gastines.

(4)   Includes 22,500 shares issuable under outstanding options.

(5) Includes all of the 18,820 shares of Common Stock owned by record of Breslow & Walker, LLP, a law firm in which Mr. Breslow is a partner.

(6)   Includes 27,500 shares issuable under outstanding options.

(7)   Includes 17,500 shares issuable under outstanding options.

(8)   Includes 97,500 shares issuable under outstanding options.

(9)   Includes 175,000 shares issuable under outstanding options.

(10)  Includes 112,500 shares issuable under outstanding options.

(11)  Includes 660,000 shares issuable under outstanding options.

                                     ITEM 13

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since 1971, the Company has been a licensee of SVP International. Pursuant to this license agreement, the Company pays royalties to SVP
International for the use of the SVP name and participation in the SVP International network. For a description of the relationship of Ms. de Gastines, Mr. Bodmer and Mr. Cachart to SVP International see "Item 10. Directors and
Executive Officers of the Registrant." The accrued royalties payable as of December 31, 2000 to SVP International were approximately $296,000.

         Howard S. Breslow, a director of the Company, is a member of Breslow & Walker, LLP, general counsel to the Company. During 2000, Breslow & Walker, LLP received legal fees of $77,414.

                                     PART IV

                                     ITEM 14

                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,

                             AND REPORTS ON FORM 8-K

(a)      (1)      FINANCIAL STATEMENTS

                  The following Financial Statements are filed as part of this 10-K:

                  Independent Auditors' Reports.

                  Consolidated Balance Sheets as of December 31, 2000 and 1999.

                  Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

                  Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998.

                  Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

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

         (3)      EXHIBITS

                  Exhibit
                  Number                    Document
                  ------                    --------
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

                   (c) Copy of Deferred Compensation and Salary Continuation Agreement, dated June 30, 1984, between the Company and Andrew P. Garvin .(1)

                   (d) Copy of the lease related to premises at 625 Avenue of the Americas, NY, NY.(2) and amendment related thereto.(5)

                   (e)      Copy of Target Benefit Plan of the Company.(4)


                   (f) Copy of lease dated March 15, 1995 related to premises on 4th floor at 641 Avenue of the Americas, NY, N.Y. (6)

                   (g) Copy of Commercial Revolving Loan, Term Loan and Security Agreement dated April 27, 1995 between State Street Bank and Trust Company and the Company.
                            (7)

                   (h)      Copy of 401(k) and Profit Sharing Plan of the
                            Company.(8)

                   (i) Copy of Employment Agreement, amended and restated as of December 12, 1996, between the Company and Andrew P. Garvin.(10)

                    (j) Copy of the Note and Warrant Purchase Agreement with SVP, S.A. dated November 30, 1996. (10)

                    (k)     FIND/SVP, Inc. 1996 Stock Option Plan. (11)

                    (l)     Copy of ETRG Sale Agreement. (12)

                    (m) Copy of the Sale Agreement for FIND/SVP Published Products, Inc.'s assets (13)

                    (n) Copy of the Stock Purchase Agreement between SVP, S.A. and the Company dated January 15, 1998. (14)

                    (o)     Copy of Peter J. Fiorillo's Severance Agreement.
                            (15)

                    (p) Copy of the idealab! Agreement dated December 30, 1999. (16)

                    (q) Copy of the Chase Manhattan Bank Loan Agreement dated December 30, 1999. (16)


            21    List of Subsidiaries. (9)

            23    Independent Auditors' Consents.

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

(7) Incorporated by reference to the Company's Form 10-Q filed for the Quarter ended March 31, 1995.

(8)         Incorporated  by reference to the Company's  Form S-8 filed on March
            29, 1996.

(9) Incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1995.

(10) Incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1996.

(11) Incorporated by reference to the Company's Form S-8, filed on February 27, 1997.

(12) Incorporated by reference to the Company's Form 10-Q, filed for the quarter ended September 30, 1997.

(13)        Incorporated  by reference to the Company's  Form 8-K, filed on July
            17, 1998.

(14) Incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1998.

(15) Incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1998.

(16) Incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1999.

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

                                                      FIND/SVP, INC.

Date:          April 2, 2001       BY:       /s/ ANDREW P. GARVIN
                                             ----------------------------
                                             Andrew P. Garvin, President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)

Date:          April 2, 2001       BY:       /s/ FRED S. GOLDEN
                                             ----------------------------
                                             Fred S. Golden
                                             (Principal Financial Officer
                                             and Principal Accounting Officer)

               Pursuant to the requirement(s) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:         April 2 , 2001                  /s/ ANDREW P. GARVIN
                                              --------------------------
                                              Andrew P. Garvin, Director

Date:         April   , 2001
                                              -------------------------------
                                              Brigitte de Gastines, Director



Date:          April 2, 2001                  /s/ HOWARD S. BRESLOW
                                              ---------------------------
                                              Howard S. Breslow, Director

Date:          April 2, 2001                  /s/ FREDERICK H. FRUITMAN
                                              -------------------------
                                              Frederick H. Fruitman, Director

Date:          April 2, 2001                  /s/ ERIC CACHART
                                              --------------------------
                                              Eric Cachart, Director

Date:          April 2, 2001                  /s/ JEAN-LOUIS BODMER
                                              ---------------------------
                                              Jean-Louis Bodmer, Director

                                     ITEM 8

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         FIND/SVP, INC. AND SUBSIDIARIES

             Index to Consolidated Financial Statements and Schedule

                                                                      Page
                                                                      ----
Independent Auditors' Reports                                         F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999          F-4

Consolidated Statements of Operations
    for the years ended December 31, 2000, 1999 and 1998              F-5

Consolidated Statements of Shareholders' Equity
    for the years ended December 31, 2000, 1999 and 1998              F-6

Consolidated Statements of Cash Flows
    for the years ended December 31, 2000, 1999 and 1998              F-7

Notes to Consolidated Financial Statements                            F-8

Schedule:
    Independent Auditors' Report on Supplemental Schedule             F-30

    Schedule II - Valuation and Qualifying Accounts                   F-31

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Find/SVP, Inc.

We have audited the accompanying consolidated balance sheets of Find/SVP, Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Stamford, Connecticut

March 28, 2001

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
FIND/SVP, Inc.:

We have audited the accompanying consolidated statements of operations, shareholders equity, and cash flows of FIND/SVP, Inc. and subsidiaries for the year ended December 31, 1998. In connection with our audit of the consolidated financial statements, we also have audited the accompanying financial statement schedule for the year ended December 31, 1998. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of FIND/SVP, Inc. and subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                                   KPMG LLP

New York, New York
February 22, 1999

                         FIND/SVP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                  December 31
                 (in thousands, except share and per share data)

                                    ASSETS                                          2000             1999
Current assets:
    Cash and cash equivalents                                                    $     901         $  2,096
    Accounts receivable, less allowance for doubtful accounts of
       $101 in 2000 and 1999                                                         2,520            1,941
    Note receivable                                                                    138              138
    Deferred tax assets                                                                 70              114
    Prepaid expenses and other current assets                                          442              323
                                                                                 ---------         --------
       Total current assets                                                          4,071            4,612

Equipment and leasehold improvements, at cost, less
    accumulated depreciation and amortization                                        3,558            3,995

Other assets:
    Deferred tax assets                                                                789              403
    Cash surrender value of life insurance                                             703              633
    Accrued rent receivable                                                            602              416
    Non-marketable equity securities                                                   500              500
    Note receivable                                                                    137              275
    Other assets                                                                       423              444
                                                                                 ---------         --------
                                                                                 $  10,783         $ 11,278
                                                                                 =========         ========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of notes payable                                          $     674         $     --
    Trade accounts payable                                                             791              409
    Accrued expenses and other                                                         979            1,430
    Accrued interest                                                                    40               74
                                                                                 ---------         --------
                  Total current liabilities                                          2,484            1,913
                                                                                 ---------         --------
Unearned retainer income                                                             2,071            1,929
Notes payable, including accrued deferred interest                                   1,685            3,039
Deferred compensation                                                                  323              267
Accrued rent payable                                                                   228              241

Commitments and contingencies

Shareholders' equity:
    Common stock, $.0001 par value.  Authorized 20,000,000 shares;
       issued and outstanding 7,605,943 shares in 2000;
       issued and outstanding 7,136,919 shares in 1999                                   1                1
    Capital in excess of par value                                                   5,542            4,904
    Accumulated deficit                                                             (1,551)          (1,016)
                                                                                 ---------         --------
                  Total shareholders' equity                                         3,992            3,889
                                                                                 ---------         --------
                                                                                 $  10,783         $ 11,278
                                                                                 =========         ========

See accompanying notes to consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                             Years ended December 31
                 (in thousands, except share and per share data)

                                                                     2000             1999              1998

Revenues                                                        $   23,800         $   22,738       $   28,175
                                                                ----------         ----------       ----------
Operating expenses:
    Direct costs                                                    12,127             11,543           14,263
    Selling, general and administrative
       expenses                                                     12,426             10,847           12,262
    Restructuring charge                                                --                 --              321
                                                                ----------         ----------       ----------

       Operating (loss) income                                        (753)               348            1,329

Interest income                                                        119                 88               85
Other income                                                           139              1,200              364
Gain on sale of net assets                                              --                 --               20
Interest expense                                                      (336)              (464)            (522)
Other expense                                                           --                 --             (315)
                                                                ----------         ----------       ----------
       (Loss) income before (benefit) provision
            for income taxes and extraordinary item                   (831)             1,172              961
(Benefit) provision for income taxes                                  (323)               289              205
                                                                ----------         ----------       ----------
       (Loss) income before extraordinary item                        (508)               883              756
Extraordinary item (net of tax effect of $9 in 2000)                   (27)                --               --
                                                                ----------         ----------       ----------
       Net (loss) income                                        $     (535)        $      883       $      756
                                                                ==========         ==========       ==========

(Loss) earnings per common share - basic and diluted:              $  (.07)           $   .12          $   .11
                                                                   =======            =======          =======
Weighted average number of common shares outstanding:
       Basic                                                     7,449,986          7,121,242        7,094,273
                                                                ==========         ==========       ==========
       Diluted                                                   7,449,986          7,213,270        7,100,070
                                                                ==========         ==========       ==========


See accompanying notes to consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                             Years ended December 31
                      (in thousands, except share amounts)

                                                     Common stock    Capital in   Accumulated      Treasury stock       Total
                                                   -----------------  excess of    earnings      ------------------  shareholders'
                                               Shares       Amount    par value    (deficit)     Shares      Amount     equity
                                               ------       ------    ---------    ---------     ------      ------     ------
Balance at January 1, 1998                    6,575,669    $      1   $   3,872      $ (2,655)       --     $    --    $ 1,218
Net income                                           --          --          --           756        --          --        756
Purchase of treasury stock                           --          --          --            --  (274,400)         --       (456)
Exercise of stock options and warrants           12,900          --          14            --        --          --         14
Retirement of treasury shares                   (74,400)         --          --            --    74,400          --        206
Common stock issued                             600,000          --       1,000            --   200,000          --      1,250
                                             ----------    --------  ----------   -----------   -------     -------    -------
Balance at December 31, 1998                  7,114,169           1       4,886        (1,899)       --          --      2,988
                                             ----------    --------  ----------   -----------  --------     -------    -------
Net income                                           --          --          --           883        --          --        883
Exercise of stock options and warrants           22,750          --          18            --        --          --         18
                                             ----------    --------  ----------   -----------  --------     -------    -------
Balance at December 31, 1999                  7,136,919           1       4,904        (1,016)       --          --      3,889
                                             ----------    --------  ----------   ------------ --------     -------    -------
Net loss                                             --          --          --          (535)       --          --       (535)
Exercise of stock options and warrants          319,024          --         638            --        --          --        638
Common stock issued in exchange for warrants    150,000          --          --            --        --          --         --
                                             ----------    --------  ----------   -----------  --------     -------    -------
Balance at December 31, 2000                  7,605,943    $      1   $   5,542   $    (1,551)       --     $    --    $ 3,992
                                             ==========    ========  ==========   ===========  ========     =======     =======

See accompanying notes to consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                            Years ended December 31
                                 (in thousands)

                                                                          2000             1999          1998
Cash flows from operating activities:
    Net (loss) income                                                   $  (535)       $     883      $    756

    Adjustments to reconcile net (loss) income to net cash
       (used in) provided by operating activities:

          Depreciation and amortization                                   1,182            1,105         1,144
          Provision for losses on accounts receivable                       217               90           164
          Gain on sale of net assets                                         --               --           (20)
          Increase in deferred compensation                                  56               74            20
          Increase (decrease) in unearned retainer income                   142               12          (106)
          Increase in non-marketable equity securities                       --             (500)           --
          Increase in cash surrender value of life insurance                (70)             (64)         (132)
          (Increase) decrease in deferred income taxes                     (342)             245           205
          Decrease in assets held for sale                                   --               --            99

          Changes in assets and  liabilities,  net of  non-cash
              effect of asset sale:
              (Increase) decrease in accounts receivable                   (796)             157         1,042
              Decrease in prepaid and refundable income taxes                --               --           299
              (Increase) decrease in prepaid expenses and other
                 current assets                                            (119)             143          (138)
              Increase in accrued rent receivable                          (186)            (186)         (186)
              Increase in other assets                                     (109)            (102)          (93)
              Decrease in accounts payable, accrued expenses
                    and accrued interest                                   (117)            (810)         (927)
              (Decrease) increase in accrued rent payable                   (13)              46            39
                                                                        -------        ---------      --------
                 Net cash (used in) provided by operating activities       (690)           1,093         2,166
                                                                        -------        ---------      --------

Cash flows from investing activities:
    Capital expenditures                                                   (570)          (672)          (618)
    Surrender of life insurance                                              --               --            42
    Repayment of notes receivable                                           137              200            63
    Proceeds from sale of net assets                                         --               --         1,250
                                                                        -------        ---------      --------
                 Net cash (used in) provided by investing activities       (433)            (472)          737
                                                                        -------        ---------      --------

Cash flows from financing activities:
    Principal borrowings under notes payable                              1,400               --            --
    Principal payments under notes payable                               (1,474)            (850)       (1,749)
    Proceeds from issuance of convertible note-related party                 --               --           250
    Proceeds from exercise of stock options and warrants                     37               18            14
    Proceeds from issuance of common stock                                   --               --           750
    Payments to acquire treasury stock                                       --               --          (206)
    Proceeds from insurance company, net of expenses                         --               --           206
    Increase in deferred financing fees                                     (35)              --            --
                                                                        -------        ---------      --------
                 Net cash used in financing activities                      (72)            (832)         (735)
                                                                        -------        ---------      ---------
                 Net (decrease) increase in cash and cash equivalents    (1,195)            (211)        2,168
Cash and cash equivalents at beginning of year                            2,096            2,307           139
                                                                        -------        ---------      --------
Cash and cash equivalents at end of year                                $   901        $   2,096      $  2,307
                                                                        =======        =========      ========

See accompanying notes to consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      ORGANIZATION AND BASIS OF PRESENTATION

              Find/SVP, Inc. and its wholly owned subsidiaries (the "Company") provide a broad consulting, advisory and business intelligence service to executives and other decision-making employees of client companies, primarily in the United States. The Company currently operates in two business segments, providing consulting and business advisory services including: the Quick Consulting and Research Service ("QCS") which provides retainer clients with access to the expertise of the Company's staff and information resources as well as a Live AnswerDesk service ("Quick Consulting"); and the Strategic Consulting and Research Group ("SCRG") which provides more extensive, in-depth custom market research and competitive intelligence information, as well as customer satisfaction and loyalty programs ("Strategic Consulting"). Prior to the third quarter of 1998, the Company had one additional operating segment, Published Research Products. The Company considers its QCS and SCRG service businesses, which operate as "consulting and business advisory" businesses, to be its core competencies.

              During July 1998, the Company completed the sale of substantially all of the assets of its FIND/SVP Published Products, Inc. subsidiary ("Published Research"). The Company recorded a gain of $20,000 from this transaction. The revenues from Published Research accounted for approximately 9% of the Company's total revenues during 1998.

       (b)    PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

       (c)    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

              Equipment and leasehold improvements are stated at cost.

              Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Electronic equipment and computer software is primarily depreciated over five years, and the Company's proprietary management information software system is depreciated over ten years. Leasehold improvements are amortized by the straight-line method over the shorter of the term of the lease or the estimated life of the asset.

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

              Goodwill arising from various acquisitions represents the excess of purchase price over the fair value of assets and liabilities acquired and is being amortized on a straight-line basis over 15 years.

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

       (g)    EARNINGS (LOSS) PER SHARE

              Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are computed by dividing net income (loss) by a diluted weighted average number of common shares outstanding during the year. Such dilution is computed using the treasury stock method for the assumed conversion of stock options and warrants whose exercise price was less than the average market price of the common shares during the respective period, and certain additional dilutive effects of exercised, terminated and cancelled stock options. In the year ended December 31, 2000 there was no such dilutive effect.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(1), CONTINUED

              Options and warrants to purchase 1,557,914, 1,883,789 and 2,530,225 common shares during the years ended December 31, 2000, 1999 and 1998, respectively, were antidilutive and were therefore excluded from the computation of diluted earnings per share.

       (h)    REVENUE RECOGNITION

              Revenues from annual retainer fees are recognized ratably over the contractual period. Other revenues are recognized as earned. Revenues include certain out-of-pocket and other expenses billed to clients which aggregated approximately $1,770,000, $2,186,000 and $2,875,000 in 2000, 1999 and 1998, respectively.

       (i)    CASH AND CASH EQUIVALENTS

              Cash and cash equivalents includes all highly liquid investments with original maturities of three months or less.

       (j)    NON-MARKETABLE EQUITY SECURITIES

              Non-marketable equity securities are valued at the lower of historical cost or estimated net realizable value.

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

        (m)   NEW ACCOUNTING PRINCIPLES

              In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and in June 2000 issued SFAS No. 138, which amended certain provisions of SFAS No. 133. These statements require companies to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether it qualifies for hedge accounting. The Company will adopt both pronouncements as of January 1, 2001. As of December 31, 2000, the Company has concluded that it did not have derivatives or hedging activities as contemplated by these pronouncements, and has accordingly concluded that there is no effect of adoption.

              The Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition," ("SAB 101"), including related interpretations, in the quarter ended December 31, 2000. The adoption of SAB 101 had no impact on the Company's revenue recognition practices or reported financial results.

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

 (2)   EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

       At December 31, 2000 and 1999, equipment and leasehold improvements consist of the following:

-----------------------------------------------------------------------------------------------
                                                                  2000                1999
Furniture, fixtures and equipment, including
     computer software                                         $8,939,000          $8,598,000
Leasehold improvements                                          1,913,000           1,796,000
                                                             -------------       -------------
                                                               10,852,000          10,394,000
Less: accumulated depreciation and amortization                 7,294,000           6,399,000
                                                             -------------       -------------
                                                               $3,558,000          $3,995,000
                                                             =============       =============

-----------------------------------------------------------------------------------------------

(3)      OTHER ASSETS

       At December 31, 2000 and 1999, other assets consist of the following:

--------------------------------------------------------------------------------
                                           2000                1999
Deferred charges                         $176,000           $151,000
Security deposits                         132,000            142,000
Goodwill, net                              86,000             96,000
Deferred financing fees, net               29,000             55,000
                                       -----------        -----------
                                         $423,000           $444,000
                                       ===========        ===========

--------------------------------------------------------------------------------

(4)    LEASES

       The Company has an operating lease agreement for its principal offices, which expires in 2005. As a result of certain lease renegotiations, rental expense is scheduled to decline over the term of the lease. Rental expense under this lease is recorded on a straight-line basis. Scheduled payments through December 31, 2000 and 1999 exceeded rental expense recorded on this lease through such dates by $602,000 and $416,000, respectively.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(4), CONTINUED

       The Company has two operating leases for additional office space that expire in 2005. Rental expense is scheduled to increase over the term of the lease. Rental expenses on these leases are recorded on a straight-line basis. Accordingly, rent recorded through December 31, 2000 and 1999 exceeded scheduled payments by $228,000 and $241,000, respectively. In September 2000, the Company gave up its rights to a portion of this space for which the Company received $100,000 from its landlord, which is included in other income in 2000. In 1998, the Company gave up its rights to part of its leased space for which the Company received a payment of $75,000 from its landlord, which was included in other income in 1998.

       The Company's leases of office space include standard escalation clauses. Rental expenses under leases for office space and certain equipment accounted for as operating leases were $1,573,000, $1,676,000 and $1,749,000 in 2000, 1999 and 1998, respectively.

       The future minimum lease payments under noncancellable operating leases as of December 31, 2000 were as follows:

--------------------------------------------------------------------------------
Year ending December 31                                  Operating Leases
-----------------------                                  ----------------
         2001                                                 $1,333,000
         2002                                                  1,093,000
         2003                                                    853,000
         2004                                                    853,000
         2005                                                    426,000
         Thereafter                                                   --
                                                          ---------------
         Total minimum lease payments                         $4,558,000
                                                          ===============

--------------------------------------------------------------------------------

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(5)    NOTES PAYABLE

       Notes payable as of December 31, 2000 and 1999 consist of the following:

--------------------------------------------------------------------------------------------------------
                                                                         2000                 1999
Bank borrowings                                                      $ 1,350,000          $         -

Borrowings under debt agreements with investors:
      $475,000 Series A Senior Subordinated
           Note - SVP, S.A., net of unamortized
           discount of $1,000 and $2,000 as of
           December 31, 2000 and 1999, respectively, due
           November 30, 2001                                             474,000              473,000
      $475,000 Series A Senior Subordinated
           Note - SVP, S.A., net of unamortized
           discount of $2,000 and $3,000 as of
           December 31, 2000 and 1999, respectively, due
           August 25, 2002                                               473,000              472,000
      $2,025,000 Series A Senior Subordinated Note                            --            2,018,000
                                                                   --------------       --------------
                  Total notes payable                                  2,297,000            2,963,000
      Less current installments                                          674,000                   --
      Plus accrued deferred interest                                      62,000               76,000
                                                                   --------------       --------------
                   Notes payable, excluding current
                      Installments                                   $ 1,685,000          $ 3,039,000
                                                                   ==============       ==============

--------------------------------------------------------------------------------------------------------

       (a)   DEBT AGREEMENTS WITH BANK

             On August 1, 2000, the Company entered into a financing agreement with a commercial bank for a $1,400,000 Term Note (the "Note"), due June 30, 2005. The Note bears interest at prime plus 1.25% and is payable in quarterly installments beginning September 30, 2000. As of December 31, 2000, there was $1,350,000 outstanding on this Note.

             The Company has a $1,000,000 line of credit at the prime commercial lending rate plus 0.5%. The line is renewable annually, and was put in place on December 30, 1999. No amounts were borrowed under the line of credit as of December 31, 2000.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(5), CONTINUED

       (b)   DEBT AGREEMENTS WITH INVESTORS

             Borrowings under the debt agreements with investors accrue interest at an annual rate of 12% on the unpaid principal balance. Interest payments are made periodically, and the agreements allow for the automatic deferral of some of the interest. Any interest that is deferred, compounds and accrues interest at 12%. As of December 31, 2000, there was approximately $102,000 of accrued but unpaid interest of which $62,000 was deferred in accordance with said provisions. As of December 31, 1999, there was approximately $150,000 of accrued but unpaid interest, of which $76,000 was deferred.

             In early August 2000, the proceeds of the Term Note due June 30, 2005 were used to pay down a portion of the Company's Senior Subordinated Notes, resulting in an after tax extraordinary loss of $27,000.

             The aggregate principal maturities of long-term debt for the next five years, including deferred interest and after full amortization of discounts, are as follows:

-------------------------------------------------------------------------

Year ending December 31,
------------------------
         2001                                             $   725,000
         2002                                                 725,000
         2003                                                 300,000
         2004                                                 350,000
         2005                                                 200,000
                                                       ---------------
                                                          $ 2,300,000
                                                       ===============

-------------------------------------------------------------------------

 (6)   SHAREHOLDERS' EQUITY

        (a)   SALE OF COMMON STOCK

              In 1998, SVP, S.A. ("SVP"), a subsidiary of Amalia S.A., purchased $1,000,000 of the Company's common stock at $1.25 per share. At December 31, 2000 and 1999, Amalia S. A., and its subsidiaries, was the owner of approximately 35.1% and 37.2%, respectively, of the Company's common shares.

        (b)   COMMON STOCK WARRANTS

              At December 31, 2000, warrants to purchase 422,222 of the Company's common shares at $2.25 per share, were outstanding. These warrants may be exercised by payment to the Company in cash, or by surrender to the Company of the equivalent face value amount of Senior Subordinated Notes.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(6), CONTINUED

              At December 31, 2000, additional warrants to purchase 150,000 of the Company's Common Shares, at $2.25 per share, were outstanding. These warrants may be exercised by payment to the Company in cash.

              During the first quarter of 2000, 266,945 of such warrants were exercised. Under the terms of the agreement, $600,626 of face value of the Senior Subordinated Note due October 31, 2001 was surrendered as payment. In August 2000 as part of the early retirement of the Senior Subordinated Note due October 31, 2001, 633,055 warrants were converted into 150,000 shares of the Company's common stock.

        (c)   STOCK OPTION PLAN

              The Company's 1996 Stock Option Plan (the "Plan"), as amended in 1998 and 2000, authorizes grants of options to purchase up to 1,650,000 shares of common stock, issuable to employees, directors and consultants of the Company, at prices at least equal to fair market value at the date of grant (110% of the fair market value for holders of 10% or more of the outstanding shares of common stock).

              The options to be granted under the Plan will be designated as incentive stock options or non-incentive stock options by the Stock Option Committee. Options granted under the Plan are exercisable during a period of no more than ten years from the date of the grant (five years for options granted to holders of 10% or more of the outstanding shares of common stock). All options outstanding at December 31, 2000 expire within the next ten years if not exercised. Options that are cancelled or expire during the term of the Plan are eligible to be re-issued under the Plan and, therefore, are considered available for grant.

              There were 166,200 options outstanding under the 1986 Stock Option Plan as of December 31, 2000, and there were no options available for grant under this plan at December 31, 2000.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(6), CONTINUED

              Activity under the stock option plans is summarized as follows:

------------------------------------------------------------------------------------------------
                                                                                       Weighted
                                                           Available                   average
                                                              for        Options       exercise
                                                             grant       Granted        price
                                                           --------     ---------      ------
January 1, 1998                                             128,100     1,176,713     $  1.78

Additional authorized                                       500,000
Granted                                                    (366,500)      366,500        0.84
Exercised                                                      --         (12,900)       1.12
Cancelled and terminated                                    540,550      (540,550)       1.46
No longer available under 1986 Plan                        (235,000)           --          --
                                                           --------    ----------     -------

December 31, 1998                                           567,150       989,763        1.31

Granted                                                    (247,500)      247,500        0.80
Exercised                                                        --       (22,750)       0.77
Cancelled and terminated                                    338,613      (338,613)       1.09
No longer available under 1986 Plan                        (171,963)           --          --
                                                           --------    ----------     -------

December 31, 1999                                           486,300       875,900        1.12

Additional authorized                                       500,000            --          --
Granted                                                    (772,500)      772,500        2.15
Exercised                                                        --       (80,910)       1.68
Cancelled                                                   291,840      (291,840)       1.14
No longer available under the 1986 Plan                     (30,140)           --          --
                                                           --------    ----------     -------

December 31, 2000                                           475,500     1,275,650        1.74
                                                           ========    ==========     =======

Exercisable at December 31, 2000                                          435,550     $  1.56
                                                                       ==========     =======

Exercisable at December 31, 1999                                          327,075     $  1.40
                                                                       ==========     =======

Exercisable at December 31, 1998                                          396,713     $  1.62
                                                                       ==========     =======

              During 2000 options to purchase 772,500 shares of common stock were granted under the Company's Stock Option Plan, at prices ranging from $0.96875 to $3.6875.

              As of December 31, 2000, there were 1,275,650 options outstanding, exercisable at $0.65625 to $3.6875, with an average remaining contractual life of 5.54 years. As of December 31, 2000, there were 435,550 exercisable options, exercisable at $0.65625 to $3.6875, with an average remaining contractual life of 6.01 years.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(6), CONTINUED

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

              Included in the options granted as of December 31, 1997 are 300,000 options the Company granted to the President of the Company. Contingent upon meeting certain earnings levels over the life of his employment agreement, these options will vest on the certification date of the targeted earnings levels. The exercise price of these options will be equal to the fair market value of the common stock on the vesting date or 110% of such fair market value if the President is a holder of 10% or more of the outstanding shares of common stock on such date. As of December 31, 2000, the President has relinquished a total of 225,000 of these options.

              The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) would have been reduced (increased) to the pro forma amounts indicated below:

-----------------------------------------------------------------------------------------------------

                                                           2000               1999           1998
Net (loss) income              As reported             $  (535,000)       $  883,000       $ 759,000
                               Proforma                   (646,000)          821,000         697,000
                                                     ------------------------------------------------
(Loss) earnings per share      Basic

                                  As reported                (0.07)             0.12            0.11
                                  Proforma                   (0.09)             0.12            0.10
                                                     ------------------------------------------------
                               Diluted

                                  As reported                (0.07)             0.12            0.11
                                  Proforma                   (0.09)             0.11            0.10
                                                     ------------------------------------------------

-----------------------------------------------------------------------------------------------------

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(6), CONTINUED

              The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $1.21, $0.43 and $0.33, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2000 - expected dividend yield of 0%, risk-free interest rate of 6%, volatility of 82.1% and an expected life of 3 years; 1999 - expected dividend yield of 0%, risk-free interest rate of 6%, volatility of 75.6% and an expected life of 3 years; 1998 - expected dividend yield of 0%, risk-free interest rate of 6%, volatility of 48.8% and an expected life of 3 years. Volatility is calculated over the five preceding years for 2000, 1999 and 1998, respectively.

       (d)    PREFERRED STOCK

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

       Royalty expense under the agreement was $118,000, $119,000 and $126,000 in the years ended December 31, 2000, 1999 and 1998, respectively. Amounts due to SVP International, included in accrued expenses, were approximately $278,000 and $240,000 at December 31, 2000 and 1999, respectively.

       The Company receives and renders information services to other members of the SVP network. Charges for such services are made at rates similar to those used for the Company's other clients.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

 (8)   INCOME TAXES

       The provision (benefit) for income taxes consists of the following:

----------------------------------------------------------------------------------------------------

                                                       2000               1999              1998
Current:
     Federal                                      $        --          $       --         $      --
     State and local                                       --              20,000                --
                                               -----------------------------------------------------
                                                           --              20,000                --
Deferred:
     Federal                                        (260,000)             524,000           342,000
     State and local                                 (63,000)              25,000           102,000
                                               -----------------------------------------------------
                                                    (323,000)             549,000           444,000
     Change in valuation allowance                         --           (280,000)         (239,000)
                                               -----------------------------------------------------
                                                    (323,000)             269,000           205,000
                                               -----------------------------------------------------
                                                  $ (323,000)          $  289,000         $ 205,000
                                               =====================================================

----------------------------------------------------------------------------------------------------

       Income tax (benefit) expense differs from the amount computed by multiplying the statutory rate of 34% to income before income taxes due to the following:

-------------------------------------------------------------------------------------------------------------------

                                                                       2000                1999             1998
Income tax (benefit) expense at statutory rate                      $(283,000)          $ 398,000         $ 327,000
Increase (reduction) in income taxes resulting
     from:
        Change in valuation allowance                                       --          (280,000)         (239,000)
        State and local (benefit) taxes, net of federal
            income tax benefit                                        (63,000)            118,000            97,000
        Nontaxable income                                             (24,000)           (18,000)          (30,000)
        Nondeductible expenses                                          25,000             31,000            31,000
        Other                                                           22,000             40,000            19,000
                                                                  --------------------------------------------------
                                                                    $(323,000)          $ 289,000         $ 205,000
                                                                  ==================================================

-------------------------------------------------------------------------------------------------------------------

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(8), CONTINUED

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets, net of deferred tax liabilities at December 31, 2000 and 1999 are presented below:

--------------------------------------------------------------------------------

                                                         2000           1999
Deferred tax assets:
   State and local tax loss carryforwards             $ 317,000        182,000
   Federal tax loss carryforwards and credit            226,000        129,000
   Deferred compensation                                142,000        117,000
   Royalty expenses                                     115,000             --
   Other, net                                            42,000         43,000
   Depreciation and amortization                         17,000             --
   Severance charges                                         --         46,000
   Restructuring charges                                     --         26,000
Deferred tax liability:
   Depreciation and amortization                             --       (26,000)
                                                   ----------------------------
   Net deferred tax asset                             $ 859,000      $ 517,000
                                                   ============================

--------------------------------------------------------------------------------

       Based on the Company's history of prior years' operating earnings relating to its research-for-hire businesses, a valuation allowance of $280,000 as of December 31, 1998 was necessary due to the uncertainty of future earnings to realize the net deferred tax asset. Based upon the 1999 operating results, the valuation allowance was reversed as of December 31, 1999. Of the net deferred tax asset, $70,000 and $114,000 as of December 31, 2000 and December 31, 1999, respectively, are classified as current.

       Most federal tax loss carryforwards will expire in 2015. State and local tax loss carryforwards expire between 2011 and 2020. Alternative minimum tax assets may be used indefinitely.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(9)    EMPLOYEE BENEFITS AND DEFERRED COMPENSATION

       (a)    EMPLOYEE BENEFIT PLANS

              The Company sponsors a 401(k) and profit sharing plan under which eligible participants may elect to defer eligible compensation up to governmental limitations. The Company contributes 20% of the employees' contributions up to 1% of their annual compensation and may contribute additional profit sharing amounts at the discretion of the Company. Expense was $86,000, $61,000 and $57,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

              During 2000 the Company terminated its Target Benefit Pension Plan. All funds were distributed to participants as of December 31, 2000.

        (b)   DEFERRED COMPENSATION

              The Company has deferred compensation agreements with two individuals, with benefits commencing upon retirement, death or disability. Deferred compensation expense under these agreements was approximately $56,000, $74,000 and $20,000 in 2000, 1999 and
              1998, respectively.

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

              Effective September 30, 1998, the Company accepted the resignation of an Executive Officer. In connection with his severance agreement, coupled with the signing of a release and agreement not to compete dated October 5, 1998, and the cancellation of his outstanding options, the Executive Officer received compensation and benefits through September 2000. An accrual of $475,000 was recorded in the year ended December 31, 1998 for this obligation.

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

 (10)  SUPPLEMENTAL CASH FLOW INFORMATION

       Cash paid for interest and income taxes during the years ended December 31, 2000, 1999 and 1998 was as follows:

--------------------------------------------------------------------------------

                                     2000              1999            1998
Interest                          $ 235,000         $ 644,000        $ 292,000
                              =================================================
Income taxes                      $  10,000         $  60,000         $     --
                              =================================================

--------------------------------------------------------------------------------

       The Company had the following non-cash financing activities:

       During the first quarter of 2000, the Company issued 266,945 common shares upon the exercise of warrants in exchange for the retirement of $600,626 of the Company's Senior Subordinated Note due October 31, 2001.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(10), CONTINUED

       In August 2000, the Company issued 150,000 shares of common stock in exchange for the cancellation of 633,055 warrants to purchase common stock.

       During 2000, the Company recorded the cashless exercise of 47,860 options at prices ranging from $0.75 to $2.25, in exchange for 28,831 shares of common stock at prices ranging from $3.3125 to $4.01325. Such shares were held for a period of at least six months before the respective exchange. The value of these transactions was $97,000.

       In connection with the Company's sale of Published Research assets during 1998, the Company received a $550,000 four-year note.

       In March 1998, a $250,000 convertible note with a related party was converted into common stock.

(11)   ACCRUED EXPENSES

       Accrued expenses at December 31, 2000 and 1999 consisted of the following:

--------------------------------------------------------------------------------------

                                                         2000               1999
Accrued bonuses and employee benefits                 $  403,000        $  441,000
Accrued severance and retirement                              --           176,000
Accrued expenses incurred on behalf of clients            41,000            75,000
Accrued SVP royalty                                      278,000           240,000
Other accrued expenses                                   257,000           498,000
                                                   --------------------------------
                                                       $ 979,000       $ 1,430,000
                                                   ================================

--------------------------------------------------------------------------------------

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

 (12)  OTHER INCOME

       Other income consists of the following:

-----------------------------------------------------------------------------------------------------

                                                        2000             1999               1998
Early termination of lease                           $ 139,000       $        --        $       --
Domain name assignment and trademark
   license agreement                                        --         1,200,000                --
Settlement with Asset Value and lease
   renegotiation                                            --                --           364,000
Settlement with Asset Value and lease
   renegotiation                                            --                --         (315,000)
                                                 --------------------------------------------------
                                                     $ 139,000       $ 1,200,000        $   49,000
                                                 ==================================================

-----------------------------------------------------------------------------------------------------

       On December 30, 1999, the Company entered into an agreement with idealab! and Find.com, Inc. whereby the Company assigned the domain name "find.com" and licensed the use of certain rights to the trademarks "find.com" and "find" to Find.com, Inc. idealab! and Find.com, Inc. are not otherwise related to the Company. Under the terms of the agreement, the Company received consideration in the form of cash and preferred shares amounting to approximately $1,200,000, net of related expenses. The Company is also entitled to certain future royalties. No royalty income was earned in the year ended December 31, 2000. The carrying value of the preferred shares is the lower of historical cost or estimated net realizable value. The non-marketable preferred share securities carry various rights including the ability to convert into common shares of Find.com and a repurchase (put) option that becomes exercisable in December 2002. Since the preferred share securities are an investment in a start-up enterprise, it is reasonably possible in the near term that the Company's estimate of the net realizable value of the preferred shares will be less than the carrying value of the preferred shares.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

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

 (14)  IMPAIRMENT LOSS AND ASSET DISPOSAL

       During the fourth quarter of 1997, the Company decided to sell the majority of assets held in its Published Research subsidiary and recorded an impairment loss of $1,047,000 in December 1997.

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

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

 (15)  RESTRUCTURING CHARGE

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

(16)   SEGMENT REPORTING

       During the year ended December 31, 2000, the Company began measuring its consulting and business advisory services in two business segments: Quick Consulting and Strategic Consulting. Corresponding information for the years ended December 31, 1999 and 1998 have been disaggregated to provide comparative information. The Company operates primarily in the United States. Prior to the divestiture in the third quarter of 1998, the Company had one additional segment, Published Research Products. The Company considers its quick consulting and strategic consulting services to be its core competency. Corporate and other relates to assets and activities that are not allocated to a segment.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(16), CONTINUED

---------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                  YEARS ENDED DECEMBER 31,
                                                                                ------------------------
                                                                               2000            1999             1998
                                                                               ----            ----             ----
REVENUES
   Quick Consulting                                                          $ 19,930        $ 18,851       $ 20,714
   Strategic Consulting                                                         3,870           3,887          4,743
   Published Research Products                                                     --              --          2,718
                                                                          --------------------------------------------
      Total revenues                                                         $ 23,800        $ 22,738       $ 28,175
                                                                          ============================================

OPERATING (LOSS) INCOME
   Quick Consulting (1)                                                      $  4,545        $  4,680       $  5,965
   Strategic Consulting                                                          (58)             156            403
   Published Research Products                                                     --              --             16
                                                                          --------------------------------------------
     Segment operating (loss) income                                            4,487           4,836          6,384
   Corporate and other (2)                                                    (5,318)         (3,664)        (5,423)
                                                                          --------------------------------------------
     (Loss) income before (benefit) provision for income taxes
                                                                             $  (831)        $  1,172       $    961
                                                                          ============================================

DEPRECIATION AND AMORTIZATION
   Quick Consulting                                                          $    583        $    520       $    440
   Strategic Consulting                                                            68              69             61
   Published Research Products                                                     --              --             96
                                                                          --------------------------------------------
      Total segment depreciation and amortization                                 651             589            597
   Corporate and other                                                            531             516            547
                                                                          --------------------------------------------
      Total depreciation and amortization                                    $  1,182        $  1,105       $  1,144
                                                                          ============================================

TOTAL ASSETS
   Quick Consulting                                                          $  3,406        $  3,352
   Strategic Consulting                                                           843             735
   Published Research Products                                                     --              --
                                                                          ------------------------------
      Total segment assets                                                      4,249           4,087
   Corporate and other                                                          6,534           7,191
                                                                          ------------------------------
      Total assets                                                           $ 10,783         $11,278
                                                                          ==============================

CAPITAL EXPENDITURES
   Quick Consulting                                                          $    160        $    218       $    478
   Strategic Consulting                                                            30              25             74
                                                                          --------------------------------------------
      Total segment capital expenditures                                          190             243            552
   Corporate and other                                                            380             429             66
                                                                          --------------------------------------------
      Total capital expenditures                                             $    570        $    672       $    618
                                                                          ============================================

(1) Operating income for the year ended December 31, 1998 includes a restructuring charge for severance and related costs of $321,000.
(2) Includes interest income, other income, gain on sale of net assets, interest expense and other expense.

--------------------------------------------------------------------------------

              INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULE


To the Board of Directors and Shareholders of Find/SVP, Inc.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements as of and for the years ended December 31, 2000 and 1999, taken as a whole. The data shown on the supplemental schedule on page F-31 for the years ended December 31, 2000 and 1999 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This schedule is the responsibility of the Company's management. Such data has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.


Deloitte & Touche LLP
Stamford, Connecticut
March 28, 2001

                                                                     Schedule II

                         FIND/SVP, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years ended December 31, 2000, 1999 and 1998
                            (in thousands of dollars)


                                                    Balance at    Additions
                                                    beginning     charged to       Deduc-       Balance at
            CLASSIFICATION                           of year       earnings       tions (1)     end of year
                                                     -------       --------       ---------     -----------
Year ended December 31, 2000:
    Allowance for doubtful accounts                   $ 101         $ 217           $ 217          $ 101
                                                        ===           ===             ===            ===

Year ended December 31, 1999:
    Allowance for doubtful accounts                   $ 104         $  90           $  93          $ 101
                                                        ===           ===             ===            ===

Year ended December 31, 1998:
    Allowance for doubtful accounts                   $ 118         $ 164           $ 178          $ 104
                                                        ===           ===             ===            ===



Note:  (1) Amounts written off, net of recoveries.