Form 10-Q
period 2001-03-31
FIND SVP INC
filed 2001-05-08
CIK 801338

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ---------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------

                  For the quarterly period ended March 31, 2001
                                 --------------

                           Commission file no.0-15152

                                 FIND/SVP, INC.
          ------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               New York                           13-2670985
          --------------------------              --------------------
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

                      YES __X__                  NO ______



Number of shares of Common Stock outstanding at April 13, 2001:  7,605,943

                         FIND/SVP, INC. AND SUBSIDIARIES
                                      Index


PART I. FINANCIAL INFORMATION                                               Page

     ITEM 1. Financial Statements
         Condensed Consolidated Balance Sheets                                 3
            March 31, 2001 (unaudited) and December 31, 2000

         Condensed Consolidated Statements of Operations                       4
             Three Months Ended March 31, 2001 and 2000 (unaudited)

         Condensed Consolidated Statements of Cash Flows                       5
             Three Months Ended March 31, 2001 and 2000 (unaudited)

         Notes to Condensed Consolidated Financial Statements                  6

     ITEM 2. Management's Discussion and Analysis of Financial Condition and   8
                 Results of Operations

     ITEM 3. Quantitative and Qualitative Disclosures about Market Risk       11

PART II. OTHER INFORMATION                                                    12

SIGNATURES                                                                    13

                                     PART I.
                              FINANCIAL INFORMATION

                                     ITEM 1.
                              FINANCIAL STATEMENTS

                         FIND/SVP, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                (in thousands, except share and per share data)

                                                        March 31,   December 31,
                                                          2001          2000
                                                        --------      --------
                                 ASSETS               (unaudited)

Current assets:
  Cash and cash equivalents                             $  1,212      $    901
  Accounts receivable, net                                 2,435         2,520
  Note receivable                                            138           138
  Deferred tax assets                                         70            70
  Prepaid expenses and other current assets                  598           442
                                                        --------      --------
                Total current assets                       4,453         4,071

Equipment and leasehold improvements, at cost,
  less accumulated depreciation and amortization
  of $7,530 in 2001 and $7,294 in 2000                     3,386         3,558

Other assets:
  Deferred tax assets                                        783           789
  Cash surrender value of life insurance                     713           703
  Accrued rent receivable                                    649           602
  Non-marketable equity securities                           500           500
  Other assets                                               550           560
                                                        --------      --------
                                                        $ 11,034      $ 10,783
                                                        ========      ========
  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of notes payable                   $    674      $    674
  Trade accounts payable                                     420           791
  Accrued expenses and other                                 667           979
  Accrued interest                                            41            40
                                                        --------      --------
                Total current liabilities                  1,802         2,484
                                                        --------      --------
Unearned retainer income                                   3,066         2,071
Notes payable, including accrued deferred interest         1,589         1,685
Other liabilities                                            567           551

Commitments and contingencies
Shareholders' equity:
  Common stock, $.0001 par value
    Authorized 20,000,000 shares; issued and
    outstanding 7,605,943 at March 31, 2001
    and December 31, 2000                                      1             1
  Capital in excess of par value                           5,542         5,542
  Accumulated deficit                                     (1,533)       (1,551)
                                                        --------      --------
                Total shareholders' equity                 4,010         3,992
                                                        --------      --------
                                                        $ 11,034      $ 10,783
                                                        ========      ========

See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                           Three months ended March 31
                 (in thousands, except share and per share data)


                                                       2001             2000
                                                   -----------      -----------

Revenues                                           $     6,123      $     6,006
                                                   -----------      -----------

Operating expenses:
  Direct costs                                           2,924            3,048
  Selling, general and administrative expenses           3,121            2,935
                                                   -----------      -----------

     Operating income                                       78               23

Interest income                                             20               37
Interest expense                                           (74)             (97)
                                                   -----------      -----------

     Income (loss) before provision (benefit)
       for income taxes                                     24              (37)

Provision (benefit) for income taxes                         6               (3)
                                                   -----------      -----------

     Net income (loss)                             $        18      $       (34)
                                                   ===========      ===========


Earnings per common share
     Basic                                         $      0.00      $      0.00
                                                   ===========      ===========
     Diluted                                       $      0.00      $      0.00
                                                   ===========      ===========

Weighted average number of common shares:
     Basic                                           7,605,943        7,308,197
                                                   ===========      ===========
     Diluted                                         7,609,012        7,308,197
                                                   ===========      ===========


See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                     (unaudited)Three months ended March 31
                                 (in thousands)

                                                              2001        2000
                                                             ------      ------
Cash flows from operating activities:
      Net income (loss)                                      $   18      $  (34)

      Adjustments to reconcile net income (loss)
        to net cash provided by operating activities:
          Depreciation and amortization                         276         274
          Provision for losses on accounts receivable            60          30

          Changes in assets and liabilities:
            Decrease (increase) in accounts receivable           25        (198)
            Increase in prepaid expenses                       (156)        (52)
            Decrease in deferred tax assets                       6          --
            Increase in other assets                            (86)        (68)
            Decrease in accounts payable                       (371)        (29)
            Decrease in accrued expenses and
              other current liabilities                        (311)       (619)
            Increase in unearned retainer income                995       1,019
            Increase in other liabilities                        19         116
                                                             ------      ------

              Net cash provided by operating activities         475         439
                                                             ------      ------

Cash flows from investing activities:
      Capital expenditures                                      (64)       (143)
                                                             ------      ------

              Net cash used in investing activities             (64)       (143)
                                                             ------      ------

Cash flows from financing activities:
      Principal payments under notes payable                   (100)         --
      Proceeds from exercise of stock options                    --          34
                                                             ------      ------


              Net cash (used in) provided by
                financing activities                           (100)         34
                                                             ------      ------

              Net increase in cash                              311         330
Cash at beginning of period                                     901       2,096
                                                             ------      ------
Cash at end of period                                        $1,212      $2,426
                                                             ======      ======


See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

A. MANAGEMENT'S STATEMENT

In the opinion of Management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2001, and the results of operations and cash flows for the three month periods ended March 31, 2001 and 2000. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

FIND/SVP, Inc. and Subsidiaries (the "Company") have reclassified certain prior year balances to conform with the current presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's 2000 Annual Report on Form 10-K.

B. EARNINGS (LOSS) PER SHARE

Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by a diluted weighted average number of common shares outstanding during the period. Such dilution is computed using the treasury stock method for the assumed conversion of stock options and warrants whose exercise price was less than the average market price of the common shares during the respective period, and certain additional dilutive effects of exercised, terminated and cancelled stock options. A total of 144,300 options entered the calculation of diluted weighted average shares during the quarter ended March 31, 2001. There was no dilutive effect during the quarter ended March 31, 2000.

Options and warrants to purchase 1,805,439 and 1,991,377 common shares during the three months ended March 31, 2001 and 2000, respectively, were antidilutive and were therefore excluded from the computation of diluted earnings per share.

C. DEBT

The Company has a $1,000,000 line of credit at the prime commercial lending rate plus 0.5%. The line is renewable annually, and was put in place on December 30, 1999. In April 2000, the Company established letters of credit totaling $148,000, which are secured by the line of credit, thus reducing the amount available to $852,000. No amounts were borrowed under the line of credit as of March 31, 2001.

On August 1, 2000, the Company entered into a financing agreement with a commercial bank for a $1,400,000 Term Note (the "Note"), due June 30, 2005. The Note bears interest at prime plus 1.25% and is payable in quarterly installments beginning September 30, 2000. As of March 31, 2001, $1,250,000 remains outstanding on the Note.

D. INCOME TAXES

The $6,000 income tax provision as of March 31, 2001 represents 25% of income before provision for income taxes. The difference between this rate and the statutory rate primarily relates to expenses that are not deductible for income tax purposes.

E. NEW ACCOUNTING PRINCIPLES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and in June 2000 issued SFAS No. 138, which amended certain provisions of SFAS No. 133. These statements require companies to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether it qualifies for hedge accounting. The Company adopted both pronouncements as of January 1, 2001. As of March 31, 2001, the Company has concluded that it does not have derivatives or hedging activities as contemplated by these pronouncements, and has accordingly concluded that there was no effect of adoption.

F. SUPPLEMENTAL CASH FLOWS INFORMATION

During the three month period ended March 31, 2001, the Company had the following non-cash financing activities:

During the three month period ended March 31, 2001, options to purchase 144,300 shares of common stock were granted under the Company's Stock Option Plan, at prices ranging from $0.625 to $0.6875.

G. SEGMENT REPORTING

The Company measures its consulting and business advisory services in two business segments: Quick Consulting and Strategic Consulting. Corresponding information for the three months ended March 31, 2000 has been disaggregated to provide comparative information. The Company operates primarily in the United
States. The Company considers its quick consulting and strategic consulting services to be its core competency. Corporate and other relates to assets and activities that are not allocated to a segment.

--------------------------------------------------------------------------------
(in thousands)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                            2001          2000
                                                         ----------    ---------
REVENUES
  Quick Consulting                                       $ 5,174        $ 4,934
  Strategic Consulting                                       949          1,072
                                                         -----------------------
     Total revenues                                      $ 6,123        $ 6,006
                                                         =======================

OPERATING INCOME
  Quick Consulting                                       $ 1,289        $ 1,171
  Strategic Consulting                                        (9)            94
                                                         -----------------------
    Segment operating income                               1,280          1,265
  Corporate and other (1)                                 (1,256)        (1,302)
                                                         -----------------------
    Income (loss) before provision (benefit)
      for income taxes                                   $    24        $   (37)
                                                         =======================

(1) Includes interest income and interest expense.
--------------------------------------------------------------------------------

                                     ITEM 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Three months ended March 31, 2001 compared to three months ended March 31, 2000.

GENERAL

FIND/SVP, Inc. provides a broad consulting, advisory and business intelligence service to executives and other decision-making employees of client companies, primarily in the United States. The Company currently operates primarily in two business segments, providing consulting and business advisory services including: the Quick Consulting and Research Service ("QCS") which provides retainer clients with access to the expertise of the Company's staff and information resources, as well as Live AnswerDesk services ("LAD") (together the "Quick Consulting" segment); and the Strategic Consulting and Research Group ("SCRG") which provides more extensive, in-depth custom market research and competitive intelligence information, as well as customer satisfaction and loyalty programs (the "Strategic Consulting" segment). The Company considers its QCS and SCRG service businesses, which operate as "consulting and business advisory" businesses, to be its core competency.

REVENUES

The Company's revenues increased by $117,000 or 1.9% to $6,123,000 for the three-month period ended March 31, 2001 from $6,006,000 for the three-month period ended March 31, 2000.

Quick Consulting revenues increased by 5.0% and SCRG revenues decreased by 11.6% for the three-month period ended March 31, 2001, as compared to the comparable period of the prior year. Quick Consulting accounted for 83.9% and 81.5% and SCRG accounted for 15.5% and 17.9% of the Company's revenues for the three-month periods ended March 31, 2001 and 2000, respectively.

The increase in Quick Consulting revenues during the three-month period ended March 31, 2001 as compared to the comparable period of the prior year was due primarily to an increase in the retainer base (the recognized monthly retainer revenue), caused by an increase in the average retainer fee, as well as an increase in LAD revenues due primarily to the ramp-up of the service, which was introduced in late 1999. The decrease in SCRG revenues for the three months ended March 31, 2001 was due primarily to a decrease in the number and size of projects booked during the last quarter of 2000, which has effected revenues for the first quarter of 2001.

DIRECT COSTS

Direct costs (those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases) decreased by 4.7% or $124,000 to $2,924,000 for the three-month period ended March 31, 2001, from $3,048,000 for the three-month period ended March 31, 2000. As a percent of revenues, direct costs decreased to 47.8% for the three-month period ended March 31, 2001, from 50.7% for the corresponding period in 2000. The decrease in total direct costs was due primarily to a decrease in the expenses incurred on behalf of clients.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by 6.3% or $186,000 to $3,121,000 for the three-month period ended March 31, 2001, from $2,935,000 for the three-month period ended March 31, 2000. As a percent of revenues, selling, general and administrative expenses increased to 51.0% for the three-month period ended March 31, 2001, from 48.9% for the corresponding period in 2000. The increase in selling, general and administrative expenses was due primarily to increased labor costs.

OPERATING INCOME

The Company had operating income of $78,000 for the three months ended March 31, 2001, as compared to operating income of $23,000 for the three months ended March 31, 2000.

INTEREST INCOME AND EXPENSE

During the three months ended March 31, 2001, the Company earned $20,000 in interest income, which decreased from $37,000 in 2000. The decrease was a result of lower cash balances during the first quarter of 2001 as compared to the same period of 2000.

Interest expense was $74,000 for the three-month period ended March 31, 2001, which was a decrease from $97,000 for the same period in 2000. The decrease was a result of the reduction in outstanding debt at the end of 2000 and during the first quarter of 2001 as compared to the balance outstanding at March 31, 2000. In the third quarter of 2000, the Company reduced its interest expense by replacing a portion of its Senior Subordinated Notes with a Term Note bearing a lower interest rate.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary sources of liquidity and capital resources have been cash flow from operations, borrowings, and prepaid retainer fees provided by clients. Cash balances were $1,212,000 and $901,000 at March 31, 2001 and December 31, 2000, respectively. The Company's working capital position (current assets, less current liabilities) at March 31, 2001 was $2,651,000, as compared to $1,587,000 at December 31, 2000.

The Company believes that its cash generated from operations, together with its existing cash balances, will be sufficient to meet its operating cash needs and expected capital expenditures for the near term. To supplement possible short-term cash needs, the Company has a $1,000,000 line of credit at the prime commercial lending rate plus one-half percent, reduced by outstanding letters of credit totaling $148,000. The line is renewable annually, and was put in place on December 30, 1999. No amounts were borrowed under the line of credit as of March 31, 2001.

Cash provided by operating activities was $475,000 and $439,000 in the three-month periods ended March 31, 2001 and 2000, respectively.

Cash used in investing activities was $64,000 and $143,000 in the three-month periods ended March 31, 2001 and 2000, respectively. The major portion of the expenditures in 2001 was for computer hardware upgrades and for leasehold improvements. Capital expenditures for the migration of the Company's management information system to a new computer system platform were a significant component of the amounts invested in 2000. The Company expects to spend approximately $425,000 for capital items during the remainder of 2001.

Cash (used in) provided by financing activities was ($100,000) and $34,000 in the three-month periods ended March 31, 2001 and 2000, respectively.

The Company believes that its current cash balance and cash flow from operations will be sufficient to cover its expected capital expenditures for the next 12 months and that it will have sufficient liquidity for the next 12 months.

During the three months ended March 31, 2001, the Company had the following non-cash transactions: options to purchase 144,300 shares of common stock were granted under the Company's Stock Option Plan, at prices ranging from $0.625 to $0.6875.

During the three months ended March 31, 2000, the Company had the following non-cash transactions: (a) warrants to acquire 266,945 common shares were exercised and $601,000 of face value of the Senior Subordinated Note due October 31, 2001 were surrendered as payment, in a non-cash transaction; (b) 47,860 options were exercised at prices ranging from $0.75 to $2.25, in exchange for 28,831 shares of common stock at prices ranging from $3.3125 to $4.01325. Such shares were held for a period of at least six months before the respective exchange. The value of these transactions was $97,000; and (c) options to purchase 334,000 shares of common stock were granted under the Company's Stock Option Plan, at prices ranging from $2.21875 to $3.6875.

MARKET FOR COMPANY'S COMMON EQUITY

On April 11, 2001, the Company received notification from the NASDAQ Stock Market, Inc. ("NASDAQ") that the Company had been delisted due to it's failure to comply with NASDAQ's $1.00 minimum bid price requirement; the shares of the Common Stock having closed below the minimum bid price since October 2000. Trading may continue to be conducted in the non-NASDAQ over-the-counter market, in what are commonly referred to as the electronic bulletin board and the "pink sheets".

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

                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company's assessment of its sensitivity to market risk as of March 31, 2001, as compared to the information included in
Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of the Company's Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001.

                                    PART II.
                                OTHER INFORMATION

Not applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FIND/SVP Inc.
                                          (REGISTRANT)



Date:  May 8, 2001                        /s/ Andrew P. Garvin
------------------                        --------------------------------------

                                          Andrew P. Garvin
                                          Chief Executive Officer and President

Date:  May 8, 2001                        /s/ Fred S. Golden
------------------                        --------------------------------------
                                          Fred S. Golden
                                          Chief Financial Officer
                                            (Principal Financial Officer
                                             and Principal Accounting Officer)