Form 10-Q
period 2001-06-30
FIND SVP INC
filed 2001-08-14
CIK 801338

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        ---------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     --------------------------------------

                  For the quarterly period ended JUNE 30, 2001
                                                 -------------

                           Commission file no.0-15152

                                 FIND/SVP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 NEW YORK                                  13-2670985
            --------------------------               ---------------------
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

              YES     X                      NO
                  ---------                     ---------


Number of shares of Common Stock outstanding at August 1, 2001:   7,605,943

                         FIND/SVP, INC. AND SUBSIDIARIES

                                      Index

PART I. FINANCIAL INFORMATION

                                                                            Page

     ITEM 1. Financial Statements
         Condensed Consolidated Balance Sheets                               3
            June 30, 2001 (unaudited) and December 31, 2000

         Condensed Consolidated Statements of Operations                     4
             Six Months Ended June 30, 2001 and 2000 (unaudited)

         Condensed Consolidated Statements of Operations                     5
             Three Months Ended June 30, 2001 and 2000 (unaudited)

         Condensed Consolidated Statements of Cash Flows                     6
             Six Months Ended June 30, 2001 and 2000 (unaudited)

         Notes to Condensed Consolidated Financial Statements                7

     ITEM 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                   9


     ITEM 3. Quantitative and Qualitative Disclosures about Market Risk     13

SIGNATURES                                                                  14

                                     PART I.
                              FINANCIAL INFORMATION

                                     ITEM 1.
                              FINANCIAL STATEMENTS

                         FIND/SVP, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                 (in thousands, except share and per share data)

                                                         June 30,   December 31,
                                                           2001        2000
                                                          -------     -------
                                 ASSETS                 (unaudited)
Current assets:
    Cash and cash equivalents                            $    800     $    901
    Accounts receivable, net                                2,346        2,520
    Note receivable                                           138          138
    Deferred tax assets                                        70           70
    Prepaid expenses and other current assets                 544          442
                                                         --------     --------
                  Total current assets                      3,898        4,071

Equipment and leasehold improvements, at cost,
    less accumulated depreciation and amortization
    of $7,783 in 2001 and $7,294 in 2000                    3,235        3,558

Other assets:
    Deferred tax assets                                       831          789
    Cash surrender value of life insurance                    717          703
    Accrued rent receivable                                   695          602
    Non-marketable equity securities                          500          500
    Other assets                                              438          560
                                                         --------     --------
                                                         $ 10,314     $ 10,783
                                                         ========     ========
    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of notes payable                  $    675     $    674
    Trade accounts payable                                    534          791
    Accrued expenses and other                                688          979
    Accrued interest                                           41           40
                                                         --------     --------
                  Total current liabilities                 1,938        2,484
                                                         --------     --------
Unearned retainer income                                    2,344        2,071
Notes payable, including accrued deferred interest          1,591        1,685
Other liabilities                                             574          551

Commitments and contingencies

Shareholders' equity:
    Common stock, $.0001 par value. Authorized
       20,000,000 shares; issued and outstanding
       7,605,943 at June 30, 2001 and
       December 31, 2000                                        1            1
    Capital in excess of par value                          5,542        5,542
    Accumulated deficit                                    (1,676)      (1,551)
                                                         --------     --------
                  Total shareholders' equity                3,867        3,992
                                                         --------     --------
                                                         $ 10,314     $ 10,783
                                                         ========     ========

See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                            Six months ended June 30
                 (in thousands, except share and per share data)

                                                         2001           2000
                                                     -----------    -----------
Revenues                                             $    11,876    $    11,967
                                                     -----------    -----------
Operating expenses:
    Direct costs                                           5,713          6,110
    Selling, general and administrative expenses           6,228          5,933
                                                     -----------    -----------
       Operating loss                                        (65)           (76)

Interest income                                               35             72
Interest expense                                            (137)          (190)
                                                     -----------    -----------
       Loss before benefit for income taxes                 (167)          (194)

Benefit for income taxes                                     (42)           (49)
                                                     -----------    -----------
       Net loss                                      $      (125)   $      (145)
                                                     ===========    ===========

Loss per common share:
       Basic                                         $     (0.02)   $     (0.02)
                                                     ===========    ===========
       Diluted                                       $     (0.02)   $     (0.02)
                                                     ===========    ===========

Weighted average number of common shares:
       Basic                                           7,605,943      7,381,633
                                                     ===========    ===========
       Diluted                                         7,605,943      7,381,633
                                                     ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                           Three months ended June 30
                 (in thousands, except share and per share data)

                                                         2001           2000
                                                     -----------    -----------
Revenues                                             $     5,753    $     5,961
                                                     -----------    -----------

Operating expenses:
    Direct costs                                           2,789          3,062
    Selling, general and administrative expenses           3,107          2,998
                                                     -----------    -----------
       Operating loss                                       (143)           (99)

Interest income                                               15             35
Interest expense                                             (63)           (93)
                                                     -----------    -----------
       Loss before benefit for income taxes                 (191)          (157)

Benefit for income taxes                                     (48)           (46)
                                                     -----------    -----------
       Net loss                                      $      (143)   $      (111)
                                                     ===========    ===========
Loss per common share:
       Basic                                         $     (0.02)   $     (0.01)
                                                     ===========    ===========
       Diluted                                       $     (0.02)   $     (0.01)
                                                     ===========    ===========

Weighted average number of common shares:
       Basic                                           7,605,943      7,455,068
                                                     ===========    ===========
       Diluted                                         7,605,943      7,455,068
                                                     ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                            Six months ended June 30
                                 (in thousands)

                                                                                     2001        2000
                                                                                    -------     -------
Cash flows from operating activities:
       Net loss                                                                     $  (125)    $  (145)

       Adjustments  to  reconcile  net loss to net cash  provided  by  operating activities:
              Depreciation and amortization                                             561         550
              Provision for losses on accounts receivable                               152          86

              Changes in assets and liabilities:
                 Decrease (increase) in accounts receivable                              22        (330)
                 Increase in prepaid expenses                                          (102)        (21)
                 Increase in deferred tax assets                                        (42)         --
                 Increase in other assets                                              (192)       (157)
                 Decrease in accounts payable                                          (257)        (25)
                 Decrease in accrued expenses and other current liabilities            (290)       (514)
                 Increase in unearned retainer income                                   273         502
                 Increase in other liabilities                                           28          89
                                                                                    -------     -------
                    Net cash provided by operating activities                            28          35
                                                                                    -------     -------
Cash flows from investing activities:
       Capital expenditures                                                            (166)       (271)
       Repayment of note receivable                                                     137          --
                                                                                    -------     -------
                    Net cash used in investing activities                               (29)       (271)
                                                                                    -------     -------
Cash flows from financing activities:
       Principal payments under notes payable                                          (100)         --
       Proceeds from exercise of stock options                                           --          37
                                                                                    -------     -------
                    Net cash (used in) provided by financing activities                (100)         37
                                                                                    -------     -------
                    Net decrease in cash                                               (101)       (199)
Cash at beginning of period                                                             901       2,096
                                                                                    -------     -------
Cash at end of period                                                               $   800     $ 1,897
                                                                                    =======     =======

See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

A. MANAGEMENT'S STATEMENT

In the opinion of Management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2001, and the results of operations for the six and three month periods ended June 30, 2001 and 2000 and cash flows for the six month periods ended June 30, 2001 and 2000. Operating results for the six and three month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

B. LOSS PER SHARE

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

Options and warrants to purchase 1,743,335 and 2,057,427 common shares during the six months ended June 30, 2001 and 2000, respectively, were antidilutive and were therefore excluded from the computation of diluted earnings per share. Options and warrants to purchase 1,779,180 and 1,924,927 common shares during the three months ended June 30, 2001 and 2000, respectively, were antidilutive and were therefore excluded from the computation of diluted earnings per share.

C. DEBT

The Company has a $1,000,000 line of credit at the prime commercial lending rate plus 0.5%. As of June 30, 2001, the Company has letters of credit totaling $148,000, which are secured by the line of credit, thus reducing the amount available to $852,000. No amounts were borrowed under the line of credit as of June 30, 2001.

D. INCOME TAXES

The $42,000 and $49,000 income tax benefit as of June 30, 2001 and 2000, respectively, represents 25% of the loss before income tax benefit. The difference between this rate and the statutory rate primarily relates to expenses that are not deductible for income tax purposes.

E. NEW ACCOUNTING PRINCIPLES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and in June 2000 issued SFAS No. 138, which amended certain provisions of SFAS No. 133. These statements require companies to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether it qualifies for hedge accounting. The Company adopted both pronouncements as of January 1, 2001. The Company does not have derivatives or hedging activities as contemplated by these pronouncements, and there was no effect of adoption.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement requires companies to adopt an impairment-only approach to accounting for goodwill. The amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of Statement 142 on January 1, 2002. The Company has concluded that the adoption of SFAS No. 142 will not have a material effect on its financial statements.

F. GRANTING OF STOCK OPTIONS

During the six month period ended June 30, 2001, options to purchase 181,550 shares of common stock were granted under the Company's Stock Option Plan, at prices ranging from $0.625 to $0.800.

G. SEGMENT REPORTING

The Company measures its consulting and business advisory services in two business segments: Quick Consulting and Strategic Consulting. Corresponding information for the six and three month periods ended June 30, 2000 has been disaggregated to provide comparative information. The Company operates primarily in the United States. The Company considers its quick consulting and strategic consulting services to be its core competency. Corporate and other relates to assets and activities that are not allocated to a segment.

-----------------------------------------------------------------------------------------------------------------
(in thousands)                                              SIX MONTHS ENDED              THREE MONTHS ENDED
                                                                JUNE 30,                        JUNE 30,
                                                          2001            2000            2001             2000
                                                          ----            ----            ----             ----
REVENUES
   Quick Consulting                                      $ 10,224        $ 9,923           $ 5,051         $ 4,989
   Strategic Consulting                                     1,652          2,044               702             972
                                                    -----------------------------------------------------------------
      Total revenues                                     $ 11,876        $11,967           $ 5,753         $ 5,961
                                                    =================================================================

OPERATING INCOME
   Quick Consulting                                       $ 2,524        $ 2,428           $ 1,236         $ 1,257
   Strategic Consulting                                       (87)            15               (79)            (79)
                                                    -----------------------------------------------------------------
     Segment operating income                               2,437          2,443             1,157           1,178
   Corporate and other (1)                                 (2,604)        (2,637)           (1,348)         (1,335)
                                                    -----------------------------------------------------------------
     Loss before benefit for income taxes                  $ (167)        $ (194)           $ (191)         $ (157)
                                                    =================================================================



(1) Includes interest income and interest expense.
--------------------------------------------------------------------------------

                                     ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six and three months ended June 30, 2001 compared to six and three months ended June 30, 2000.

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

REVENUES

The Company's revenues decreased by $91,000 or 0.8% to $11,876,000 for the six-month period ended June 30, 2001 from $11,967,000 for the six-month period ended June 30, 2000. The Company's revenues decreased by $208,000 or 3.5% to $5,753,000 for the three-month period ended June 30, 2001 from $5,961,000 for the three-month period ended June 30, 2000.

Quick Consulting revenues increased by 3.0% and Strategic Consulting revenues decreased by 19.2% for the six-month period ended June 30, 2001, as compared to the comparable period of the prior year. Quick Consulting accounted for 86.1% and 82.9% and Strategic Consulting accounted for 13.9% and 17.1% of the Company's revenues for the six-month periods ended June 30, 2001 and 2000, respectively.

Quick Consulting revenues increased by 1.2% and Strategic Consulting revenues decreased by 27.8% for the three-month period ended June 30, 2001, as compared to the comparable period of the prior year. Quick Consulting accounted for 87.8% and 83.7% and Strategic Consulting accounted for 12.2% and 16.3% of the Company's revenues for the three-month periods ended June 30, 2001 and 2000, respectively.

The increase in Quick Consulting revenues during the six and three-month periods ended June 30, 2001 as compared to the comparable period of the prior year was due primarily to an increase in the retainer base (the recognized monthly retainer revenue), caused by an increase in the average retainer fee, as well as an increase in LAD revenues due primarily to the ramp-up of the service, which was introduced in late 1999. The decrease in SCRG revenues for the six and three months ended June 30, 2001 was due primarily to a decrease in the number and size of projects booked during the last quarter of 2000 and the first half of 2001.

DIRECT COSTS

Direct costs (those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases) decreased by 6.5% or $397,000 to $5,713,000 for the six-month period ended June 30, 2001, from $6,110,000 for the six-month period ended June 30, 2000. As a percent of revenues, direct costs decreased to 48.1% for the six-month period ended June 30, 2001, from 51.1% for the corresponding period in 2000.

Direct costs decreased by 8.9% or $273,000 to $2,789,000 for the three-month period ended June 30, 2001, from $3,062,000 for the three-month period ended June 30, 2000. As a percent of revenues, direct costs decreased to 48.5% for the three-month period ended June 30, 2001, from 51.4% for the corresponding period in 2000.

The decrease in total direct costs was due primarily to a decrease in the expenses incurred on behalf of clients, in addition to a reduction in direct labor costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by 5.0% or $295,000 to $6,228,000 for the six-month period ended June 30, 2001, from $5,933,000 for the six-month period ended June 30, 2000. As a percent of revenues, selling, general and administrative expenses increased to 52.4% for the six-month period ended June 30, 2001, from 49.6% for the corresponding period in 2000.

Selling, general and administrative expenses increased by 3.6% or $109,000 to $3,107,000 for the three-month period ended June 30, 2001, from $2,998,000 for the three-month period ended June 30, 2000. As a percent of revenues, selling, general and administrative expenses increased to 54.0% for the three-month period ended June 30, 2001, from 50.3% for the corresponding period in 2000.

The increase in selling, general and administrative expenses was due primarily to increases in rent and related expenses (such as maintenance and utility expenses). These increases were partially offset by reductions in other general expenses in response to cost containment measures that began in the second quarter of 2001.

OPERATING LOSS

The Company had an operating loss of $65,000 for the six months ended June 30, 2001, as compared to an operating loss of $76,000 for the six months ended June 30, 2000.

The Company had an operating loss of $143,000 for the three months ended June 30, 2001, as compared to an operating loss of $99,000 for the three months ended June 30, 2000.

INTEREST INCOME AND EXPENSE

During the six months ended June 30, 2001, the Company earned $35,000 in interest income, which decreased from $72,000 in 2000. During the three months ended June 30, 2001, the Company earned $15,000 in interest income, a decrease from $35,000 for the same period in the prior year. The decrease was primarily the result of lower cash balances during the first half of 2001 as compared to the same period of 2000.

Interest expense was $137,000 for the six-month period ended June 30, 2001, which was a decrease from $190,000 for the same period in 2000. Interest expense was $63,000 for the three-month period ended June 30, 2001, which was a decrease from $93,000 for the same period in 2000. The decrease was a result of the reduction in outstanding debt at the end of 2000 and during the first half of 2001 as compared to the balance outstanding at June 30, 2000. In the third quarter of 2000, the Company reduced its interest expense by replacing a portion of its Senior Subordinated Notes with a Term Note bearing a lower interest rate.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary sources of liquidity and capital resources have been cash flow from operations, borrowings, and prepaid retainer fees provided by clients. Cash balances were $800,000 and $901,000 at June 30, 2001 and December 31, 2000, respectively. The Company's working capital position (current assets less current liabilities) at June 30, 2001 was $1,960,000, as compared to $1,587,000 at December 31, 2000.

The Company believes that its cash generated from operations, together with its existing cash balances, will be sufficient to meet its operating cash needs and expected capital expenditures for the near term. To supplement possible short-term cash needs, the Company has a $1,000,000 line of credit at the prime commercial lending rate plus one-half percent, reduced by outstanding letters of credit totaling $148,000. No amounts were borrowed under the line of credit as of June 30, 2001.

Cash provided by operating activities was $28,000 and $35,000 in the six-month periods ended June 30, 2001 and 2000, respectively.

Cash used in investing activities was $29,000 and $271,000 in the six-month periods ended June 30, 2001 and 2000, respectively. Capital expenditures of $166,000 in 2001 were for computer hardware upgrades and for leasehold improvements. This was offset by the repayment of $137,000 towards a note receivable during the second quarter of 2001. Capital expenditures for the migration of the Company's management information system to a new computer system platform were a significant component of the $271,000 invested in 2000. The Company expects to spend approximately $200,000 for capital items during the remainder of 2001.

Cash (used in) provided by financing activities was ($100,000) and $37,000 in the six-month periods ended June 30, 2001 and 2000, respectively.

During the six months ended June 30, 2001, options to purchase 181,550 shares of common stock were granted under the Company's Stock Option Plan, at prices ranging from $0.625 to $0.800.

During the six months ended June 30, 2000, the Company had the following non-cash transactions: (a) warrants to acquire 266,945 common shares were exercised and $601,000 of face value of the Senior Subordinated Note due October 31, 2001 were surrendered as payment, in a non-cash transaction; (b) 47,860 options were exercised at prices ranging from $0.75 to $2.25, in exchange for 28,831 shares of common stock at prices ranging from $3.3125 to $4.01325. Such shares were held for a period of at least six months before the respective exchange. The value of these transactions was $97,000. and (c) options to purchase 334,000 shares of common stock were granted under the Company's Stock Option Plan, at prices ranging from $2.21875 to $3.6875.

MARKET FOR COMPANY'S COMMON EQUITY

On April 11, 2001, the Company received notification from the NASDAQ Stock Market, Inc. ("NASDAQ") that the Company had been delisted due to its failure to comply with NASDAQ's $1.00 minimum bid price requirement; the shares of the Common Stock having closed below the minimum bid price since October 2000. Trading may continue to be conducted in the non-NASDAQ over-the-counter market, in what are commonly referred to as the electronic bulletin board and the "pink sheets".

INFLATION

The Company has in the past been able to increase the price of its products and services sufficiently to offset the effects of inflation on direct costs, and anticipates that it will be able to do so in the future.

FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

This Report on Form 10-Q (and any other reports issued by the Company from time to time) contains certain forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Act of 1995. Such forward-looking statements, including statements regarding its future cash flows, sales, gross margins and operating costs, and the effect of conditions in the industry and the economy in general, are based on current expectations that involve numerous risks and uncertainties. Actual results could differ materially from those anticipated in such forward-looking statements as a result of various known and unknown factors, including, without limitation, future economic, competitive, regulatory, and market conditions, future business decisions, and those factors discussed under Management's Discussion and Analysis of Financial Condition and Results of Operations, and in other documents filed by the Company with the SEC. Words such as "believes", "anticipates", "expects", "intends", "may", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-Q, and in other reports filed by the Company with the Securities and Exchange Commission.

                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company's assessment of its sensitivity to market risk as of June 30 2001, as compared to the information included in
Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of the Company's Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FIND/SVP INC.
                                         -------------
                                         (REGISTRANT)



DATE:  AUGUST 14, 2001                   /s/ Andrew P. Garvin
----------------------                   ---------------------------------------
                                         Andrew P. Garvin
                                         Chief Executive Officer and President

DATE:  AUGUST 14, 2001                   /s/ Fred S. Golden
----------------------                   ---------------------------------------
                                         Fred S. Golden
                                         Chief Financial Officer
                                         (Principal Financial Officer
                                         and Principal Accounting Officer)