Form 10-Q
period 2001-09-30
FIND SVP INC
filed 2001-11-14
CIK 801338

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     --------------------------------------

                For the quarterly period ended SEPTEMBER 30, 2001
                                               ------------------

                           Commission file no.0-15152

                                 FIND/SVP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            NEW YORK                                             13-2670985
---------------------------------                           -------------------
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

           YES     X                                   NO
               ----------                                --------


Number of shares of Common Stock outstanding at October 1, 2001:   7,605,943

                         FIND/SVP, INC. AND SUBSIDIARIES
                                      Index

PART I. FINANCIAL INFORMATION                                             Page

     ITEM 1. Financial Statements
         Condensed Consolidated Balance Sheets                              3
            September 30, 2001 (unaudited) and December 31, 2000

         Condensed Consolidated Statements of Operations                    4
             Nine Months Ended September 30, 2001 and 2000 (unaudited)

         Condensed Consolidated Statements of Operations                    5
             Three Months Ended September 30, 2001 and 2000 (unaudited)

         Condensed Consolidated Statements of Cash Flows                    6
             Nine Months Ended September 30, 2001 and 2000 (unaudited)

         Notes to Condensed Consolidated Financial Statements               7

     ITEM 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                 10


     ITEM 3. Quantitative and Qualitative Disclosures about Market Risk    14

SIGNATURES                                                                 15

                                     PART I.
                              FINANCIAL INFORMATION

                                     ITEM 1.
                              FINANCIAL STATEMENTS

                         FIND/SVP, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                (in thousands, except share and per share data)

                                                                                          September 30,      December 31,
                                                                                              2001               2000
                                                                                              ----               ----
                                 ASSETS                                                   (unaudited)

Current assets:
    Cash and cash equivalents                                                         $         509     $         901
    Accounts receivable, net                                                                  1,857             2,520
    Note receivable                                                                             138               138
    Deferred tax assets                                                                          70                70
    Prepaid expenses and other current assets                                                   551               442
                                                                                           --------         ---------
                  Total current assets                                                        3,125             4,071

Equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $8,016 in 2001 and
    $7,294 in 2000                                                                            3,110             3,558

Other assets:
    Deferred tax assets                                                                         941               789
    Accrued rent receivable                                                                     742               602
    Cash surrender value of life insurance                                                      736               703
    Non-marketable equity securities                                                            500               500
    Other assets                                                                                445               560
                                                                                           --------         ---------
                                                                                      $       9,599     $      10,783
                                                                                           ========         =========
    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of notes payable                                               $         675     $         674
    Trade accounts payable                                                                      560               791
    Accrued expenses and other                                                                  777               979
    Accrued interest                                                                             41                40
                                                                                           --------         ---------
                  Total current liabilities                                                   2,053             2,484
                                                                                           --------         ---------
Unearned retainer income                                                                      1,767             2,071
Notes payable, including accrued deferred interest                                            1,543             1,685
Other liabilities                                                                               581               551

Commitments and contingencies

Shareholders' equity:
    Common stock, $.0001 par value.  Authorized 20,000,000 shares;
       issued and outstanding 7,605,943 at September 30, 2001 and
       December 31, 2000                                                                          1                 1
    Capital in excess of par value                                                            5,542             5,542
    Accumulated deficit                                                                      (1,888)           (1,551)
                                                                                           --------         ---------
                  Total shareholders' equity                                                  3,655             3,992
                                                                                           --------         ---------
                                                                                      $       9,599     $      10,783
                                                                                           ========         =========
See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                         Nine months ended September 30
                 (in thousands, except share and per share data)

                                                                                         2001              2000
                                                                                         ----              ----
Revenues                                                                          $      17,257    $      17,960
                                                                                     ----------        ---------
Operating expenses:
    Direct costs                                                                          8,397            9,283
    Selling, general and administrative expenses                                          9,028            9,114
    Effects of World Trade Center Attack                                                    165              -
                                                                                     ----------        ---------
       Operating loss                                                                      (333)            (437)

Interest income                                                                              42              103
Other income                                                                                -                139
Interest expense                                                                           (199)            (259)
                                                                                     ----------        ---------
       Loss before benefit for income taxes and extraordinary item                         (490)            (454)

Benefit for income taxes                                                                   (152)            (113)
                                                                                     ----------        ---------
       Loss before extraordinary item                                                      (338)            (341)

Extraordinary item on retirement of debt
     (net of tax effect of $9)                                                              -                (27)
                                                                                     ----------        ---------
       Net loss                                                                   $        (338)   $        (368)
                                                                                     ==========        =========


Loss per common share - basic:
       Loss before extraordinary item                                             $       (0.04)   $       (0.05)
       Extraordinary item                                                                  0.00             0.00
                                                                                     ----------         --------
       Net loss                                                                   $       (0.04)   $       (0.05)
                                                                                     ==========         ========

Loss per common share - diluted:
       Loss before extraordinary item                                             $       (0.04)   $       (0.05)
       Extraordinary item                                                                  0.00             0.00
                                                                                     ----------         --------
       Net loss                                                                   $       (0.04)   $       (0.05)
                                                                                     ==========         ========

Weighted average number of common shares:
       Basic                                                                          7,605,943        7,406,333
                                                                                      =========        =========
       Diluted                                                                        7,605,943        7,406,333
                                                                                      =========        =========

See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                         Three months ended September 30
                 (in thousands, except share and per share data)

                                                                                         2001              2000
                                                                                         ----              ----

Revenues                                                                          $       5,381    $       5,993
                                                                                     ----------        ---------
Operating expenses:
    Direct costs                                                                          2,684            3,173
    Selling, general and administrative expenses                                          2,800            3,181
    Effects of World Trade Center Attack                                                    165              -
                                                                                     ----------        ---------
       Operating loss                                                                      (268)            (361)

Interest income                                                                               7               31
Other income                                                                                -                139
Interest expense                                                                            (62)             (69)
                                                                                     ----------        ---------
       Loss before benefit for income taxes and extraordinary item                         (323)            (260)

Benefit for income taxes                                                                   (110)             (64)
                                                                                     ----------        ---------
       Loss before extraordinary item                                                      (213)            (196)

Extraordinary item on retirement of debt
     (net of tax effect of $9)                                                              -                (27)
                                                                                     ----------        ---------
       Net loss                                                                   $        (213)   $        (223)
                                                                                     ==========        =========


Loss per common share - basic:
       Loss before extraordinary item                                             $       (0.03)   $       (0.03)
       Extraordinary item                                                                  0.00             0.00
                                                                                     ----------         --------
       Net loss                                                                   $       (0.03)   $       (0.03)
                                                                                     ==========         ========

Loss per common share - diluted:
       Loss before extraordinary item                                             $       (0.03)   $       (0.03)
       Extraordinary item                                                                  0.00             0.00
                                                                                     ----------         --------
       Net loss                                                                   $       (0.03)   $       (0.03)
                                                                                     ==========         ========

Weighted average number of common shares:
       Basic                                                                          7,605,943        7,455,735
                                                                                      =========        =========
       Diluted                                                                        7,605,943        7,455,735
                                                                                      =========        =========

See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                         Nine months ended September 30
                                 (in thousands)

                                                                                           2001            2000
                                                                                           ----            ----
Cash flows from operating activities:
       Net loss                                                                     $      (338)     $     (368)

       Adjustments  to  reconcile  net loss to net cash  provided  by  operating activities:
              Depreciation and amortization                                                 831             851
              Provision for losses on accounts receivable                                   310             181

              Changes in assets and liabilities:
                 Decrease (increase) in accounts receivable                                 353            (626)
                 Increase in prepaid and refundable income taxes                            -               (52)
                 Increase in prepaid expenses                                              (109)           (150)
                 Increase in deferred tax assets                                           (152)           (112)
                 Increase in other assets                                                  (301)           (325)
                 (Decrease) increase in accounts payable                                   (231)             68
                 Decrease in accrued expenses and other current liabilities                (193)           (457)
                 (Decrease) increase in unearned retainer income                           (304)            193
                 Increase (decrease) in other liabilities                                    30             (20)
                                                                                        -------          ------
                    Net cash used in operating activities                                  (104)           (817)
                                                                                        -------          ------

Cash flows from investing activities:
       Capital expenditures                                                                (275)           (398)
       Repayment of note receivable                                                         137             137
                                                                                        -------          ------
                    Net cash used in investing activities                                  (138)           (261)
                                                                                        -------          ------

Cash flows from financing activities:
       Principal borrowings under notes payable                                             -             1,400
       Principal payments under notes payable                                              (150)         (1,424)
       Proceeds from exercise of stock options                                              -                37
                                                                                        -------          ------
                    Net cash (used in) provided by financing activities                    (150)             13
                                                                                        -------          ------
                    Net decrease in cash                                                   (392)         (1,065)
Cash at beginning of period                                                                 901           2,096
                                                                                        -------          ------
Cash at end of period                                                               $       509      $    1,031
                                                                                          =====          ======

See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

A. MANAGEMENT'S STATEMENT

In the opinion of Management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2001, and the results of operations for the nine and three month periods ended September 30, 2001 and 2000 and cash flows for the nine month periods ended September 30, 2001 and 2000. Operating results for the nine and three month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Options and warrants to purchase 1,763,630 and 2,194,316 common shares during the nine months ended September 30, 2001 and 2000, respectively, were antidilutive and were therefore excluded from the computation of diluted earnings per share. Options and warrants to purchase 1,808,222 and 2,490,427 common shares during the three months ended September 30, 2001 and 2000, respectively, were antidilutive and were therefore excluded from the computation of diluted earnings per share.

C. DEBT

The Company has a $1,000,000 line of credit at the prime commercial lending rate plus 0.5%. As of September 30, 2001, the Company has letters of credit totaling $103,000, which are secured by the line of credit, thus reducing the amount available to $897,000. No amounts were borrowed under the line of credit as of September 30, 2001.

D. INCOME TAXES

The $152,000 and $113,000 income tax benefit as of September 30, 2001 and 2000, respectively, represents 31% and 25%, respectively, of the loss before income tax benefit. The difference between this rate and the statutory rate primarily relates to expenses that are not deductible for income tax purposes.

E. NEW ACCOUNTING PRINCIPLES

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) and in June 2000 issued SFAS No. 138, which amended certain provisions of SFAS No. 133. These statements require companies to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether it qualifies for hedge accounting. The Company adopted both pronouncements as of January 1, 2001. The Company does not have derivatives or hedging activities as contemplated by these pronouncements, and there was no effect of adoption.

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" effective July 1, 2001, and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules of accounting for goodwill and other intangible assets beginning in the first quarter of 2002. On an annual basis, the Company's amortization of goodwill approximates $10,000. The Company will perform the required impairment tests related to goodwill and indefinite-lived intangible assets recorded on January 1, 2002. The Company has concluded that the adoption of SFAS No. 142 will not have a material effect on its financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143) effective for financial statements issued after June 15, 2002. SFAS No. 143 addresses the financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company has not yet determined what the effects of these tests will be on its earnings and financial position, if any.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (SFAS No.
144) effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. The Company has not yet determined what the effect of these tests will be on its earnings and financial position, if any.

F. GRANTING OF STOCK OPTIONS

During the nine month period ended September 30, 2001, options to purchase 181,550 shares of common stock were granted under the Company's Stock Option Plan, at prices ranging from $0.625 to $0.800.

G. SEGMENT REPORTING

The Company measures its consulting and business advisory services in two business segments: Quick Consulting and Strategic Consulting. Corresponding information for the nine and three month periods ended September 30, 2000 has been disaggregated to provide comparative information. The Company operates primarily in the United States. The Company considers its quick consulting and strategic consulting services to be its core competency. Corporate and other relates to assets and activities that are not allocated to a segment.

------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                            NINE MONTHS ENDED              THREE MONTHS ENDED
                                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                                        2001            2000            2001             2000
                                                                        ----            ----            ----             ----
REVENUES
   Quick Consulting                                                   $ 14,907        $14,911          $  4,683         $ 4,988
   Strategic Consulting                                                  2,350          3,049               698           1,005
                                                              -----------------------------------------------------------------
      Total revenues                                                  $ 17,257        $17,960          $  5,381         $ 5,993
                                                              =================================================================

OPERATING INCOME
   Quick Consulting                                                   $  3,453        $ 3,385          $    929         $   957
   Strategic Consulting                                                   (119)           (11)              (31)            (26)
                                                              -----------------------------------------------------------------
     Segment operating income                                            3,334          3,374               898             931
   Corporate and other (1)                                              (3,824)        (3,828)           (1,221)         (1,191)
                                                              -----------------------------------------------------------------
     Loss before benefit for income taxes                             $   (490)       $  (454)         $   (323)        $  (260)
                                                              =================================================================
(1) Includes interest income and interest expense.
-------------------------------------------------------------------------------------------------------------------------------

H. SUBSEQUENT EVENT

On October 31, 2001, the Company repaid a portion of its Notes Payable. Principal of $475,000, due on October 31, 2001, was paid. In addition, the Company paid $41,000 in accrued and deferred interest on this Note Payable. To remain in compliance with debt covenants under the existing Term Note from a commercial bank, the Company estimates it will need to increase equity or subordinated debt by $300,000 prior to December 31, 2001.

I. EFFECTS OF WORLD TRADE CENTER ATTACK

As a result of the World Trade Center attack, the Company has incurred certain losses. The losses are estimated to be $165,000. As a result of the sudden economic shift among clients, staff will be reduced resulting in $13,000 of severance costs. Subsequent to September 11, 2001, the Company reviewed receivables on those clients directly affected by the tragedy, including attempted communication with those accounts. As a result, the Company has recorded additional reserves on receivables of $125,000 attributed to the events of September 11, 2001. The Company also incurred incremental costs related to staffing and maintaining its ability to service clients during the week of September 11, 2001 totaling $27,000.

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine and three months ended September 30, 2001 compared to nine and three months ended September 30, 2000.

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

REVENUES

The Company's revenues decreased by $703,000 or 3.9% to $17,257,000 for the nine-month period ended September 30, 2001 from $17,960,000 for the nine-month period ended September 30, 2000. The Company's revenues decreased by $612,000 or 10.2% to $5,381,000 for the three-month period ended September 30, 2001 from $5,993,000 for the three-month period ended September 30, 2000.

Quick Consulting revenues decreased by less than 1.0% and Strategic Consulting revenues decreased by 22.9% for the nine-month period ended September 30, 2001, as compared to the comparable period of the prior year. Quick Consulting accounted for 86.4% and 83.0% and Strategic Consulting accounted for 13.6% and 17.0% of the Company's revenues for the nine-month periods ended September 30, 2001 and 2000, respectively.

Quick Consulting revenues decreased by 6.1% and Strategic Consulting revenues decreased by 30.5% for the three-month period ended September 30, 2001, as compared to the comparable period of the prior year. Quick Consulting accounted for 87.0% and 83.2% and Strategic Consulting accounted for 13.0% and 16.8% of the Company's revenues for the three-month periods ended September 30, 2001 and 2000, respectively.

The decreases in revenues during the nine and three-month periods ended September 30, 2001 as compared to the comparable period of the prior year were due primarily to the weakening economy, which has caused cancellations and a decrease in new sales in Quick Consulting, and a decline in new projects booked in Strategic Consulting.

DIRECT COSTS

Direct costs (those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases) decreased by 9.5% or $886,000 to $8,397,000 for the nine-month period ended September 30, 2001, from $9,283,000 for the nine-month period ended September 30, 2000. As a percent of revenues, direct costs decreased to 48.7% for the nine-month period ended September 30, 2001, from 51.7% for the corresponding period in 2000.

Direct costs decreased by 15.4% or $489,000 to $2,684,000 for the three-month period ended September 30, 2001, from $3,173,000 for the three-month period ended September 30, 2000. As a percent of revenues, direct costs decreased to 49.9% for the three-month period ended September 30, 2001, from 52.9% for the corresponding period in 2000.

The decrease in total direct costs was due primarily to a decrease in the expenses incurred on behalf of clients, in addition to a reduction in direct labor costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by 1.0% or $86,000 to $9,028,000 for the nine-month period ended September 30, 2001, from $9,114,000 for the nine-month period ended September 30, 2000. As a percent of revenues, selling, general and administrative expenses increased to 52.3% for the nine-month period ended September 30, 2001, from 50.7% for the corresponding period in 2000.

Selling, general and administrative expenses decreased by 12.0% or $381,000 to $2,800,000 for the three-month period ended September 30, 2001, from $3,181,000 for the three-month period ended September 30, 2000. As a percent of revenues, selling, general and administrative expenses decreased to 52.0% for the three-month period ended September 30, 2001, from 53.1% for the corresponding period in 2000.

The decrease in selling, general and administrative expenses was due primarily to reductions in general expenses in response to cost containment measures that began in the second quarter of 2001.

EFFECTS OF WORLD TRADE CENTER ATTACK

As a result of the World Trade Center attack, the Company has incurred certain losses. The losses are estimated to be $165,000. As a result of the sudden economic shift among clients, staff will be reduced, resulting in $13,000 of severance costs. Subsequent to September 11, 2001, the Company reviewed receivables on those clients directly affected by the tragedy, including attempted communication with those accounts. As a result, the Company has recorded additional reserves on receivables of $125,000 attributed to the events of September 11, 2001. The Company also incurred incremental costs related to staffing and maintaining its ability to service clients during the week of September 11, 2001 totaling $27,000.

OPERATING LOSS

The Company had an operating loss of $333,000 for the nine months ended September 30, 2001, as compared to an operating loss of $437,000 for the nine months ended September 30, 2000.

The Company had an operating loss of $268,000 for the three months ended September 30, 2001, as compared to an operating loss of $361,000 for the three months ended September 30, 2000.

INTEREST INCOME AND EXPENSE

During the nine months ended September 30, 2001, the Company earned $42,000 in interest income, which decreased from $103,000 in 2000. During the three months ended September 30, 2001, the Company earned $7,000 in interest income, a decrease from $31,000 for the same period in the prior year. The decrease was primarily the result of lower cash balances during the 2001 as compared to the same period of 2000.

Interest expense was $199,000 for the nine-month period ended September 30, 2001, which was a decrease from $259,000 for the same period in 2000. Interest expense was $62,000 for the three-month period ended September 30, 2001, which was a decrease from $69,000 for the same period in 2000. The decrease was a result of the reduction in outstanding debt at the end of 2000 and during 2001 as compared to the balance outstanding at September 30, 2000. In the third quarter of 2000, the Company reduced its interest expense by replacing a portion of its Senior Subordinated Notes with a Term Note bearing a lower interest rate.

OTHER INCOME

During the third quarter of 2000, the Company received payment of $100,000 from a landlord in consideration for giving up its rights under a lease agreement. As a result of this lease termination, the Company took into income a portion of its accrued rent payable, totaling $39,000.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary sources of liquidity and capital resources have been cash flow from operations, borrowings, and prepaid retainer fees provided by clients. Cash balances were $509,000 and $901,000 at September 30, 2001 and December 31, 2000, respectively. The Company's working capital position (current assets less current liabilities) at September 30, 2001 was $1,072,000, as compared to $1,587,000 at December 31, 2000.

The Company believes that its cash generated from operations, together with its existing cash balances, will be sufficient to meet its operating cash needs and expected capital expenditures for the near term. To supplement possible short-term cash needs, the Company has a $1,000,000 line of credit at the prime commercial lending rate plus one-half percent, reduced by outstanding letters of credit totaling $103,000. No amounts were borrowed under the line of credit as of September 30, 2001.

Cash used in operating activities was $104,000 and $817,000 in the nine-month periods ended September 30, 2001 and 2000, respectively.

Cash used in investing activities was $138,000 and $261,000 in the nine-month periods ended September 30, 2001 and 2000, respectively. Capital expenditures of $275,000 in 2001 were for computer hardware upgrades and for leasehold improvements. This was offset by the repayment of $137,000 towards a note receivable during the second quarter of 2001. Capital expenditures for the migration of the Company's management information system to a new computer system platform were a significant component of the $398,000 invested in 2000. This was offset by the repayment of $137,000 towards a note receivable during the third quarter of 2000. The Company expects to spend approximately $100,000 for capital items during the remainder of 2001.

Cash (used in) provided by financing activities was ($150,000) and $13,000 in the nine-month periods ended September 30, 2001 and 2000, respectively. During the third quarter of 2000, the Company entered into a financing agreement with a commercial bank for a $1,400,000 Term Note, due June 30, 2005. The Note bears interest at prime plus 1.25% and is payable in quarterly installments beginning September 30, 2000. In early August 2000, the proceeds of the Note were used to pay down a portion of the Company's Senior Subordinated Notes. In October 2001, the Company made payments of $475,000 on subordinated debt in accordance with stated maturity schedules. To remain in compliance with debt covenants under the existing Term Note from a commercial bank, the Company estimates it will need to increase equity or subordinated debt by $300,000 prior to December 31, 2001.

During the nine months ended September 30, 2001, options to purchase 181,550 shares of common stock were granted under the Company's Stock Option Plan, at prices ranging from $0.625 to $0.800.

During the nine months ended September 30, 2000, the Company had the following non-cash transactions: (a) warrants to acquire 266,945 common shares were exercised and $601,000 of face value of the Senior Subordinated Note due October 31, 2001 were surrendered as payment, in a non-cash transaction; (b) 47,860 options were exercised at prices ranging from $0.75 to $2.25, in exchange for 28,831 shares of common stock at prices ranging from $3.3125 to $4.01325. Such shares were held for a period of at least six months before the respective exchange. The value of these transactions was $97,000. and (c) options to purchase 710,500 shares of common stock were granted under the Company's Stock Option Plan, at prices ranging from $1.062 to $3.6875.

MARKET FOR COMPANY'S COMMON EQUITY

In April 2001, due to its failure to comply with NASDAQ's $1.00 minimum bid price requirement, the Company's shares of Common Stock were delisted. Trading has continued to be conducted on the non-NASDAQ over-the-counter bulletin board.

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

                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company's assessment of its sensitivity to market risk as of September 30 2001, as compared to the information included in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of the Company's Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FIND/SVP INC.
                                -------------
                                (REGISTRANT)

DATE:  NOVEMBER 14, 2001        /s/ ANDREW P. GARVIN
------------------------        -------------------------------------
                                Andrew P. Garvin
                                Chief Executive Officer and President

DATE:  NOVEMBER 14, 2001        /s/ FRED S. GOLDEN
------------------------        -------------------------------------
                                Fred S. Golden
                                Chief Financial Officer
                                (Principal Financial Officer
                                and Principal Accounting Officer)