Form 10-K
period 2001-12-31
FIND SVP INC
filed 2002-04-01
CIK 801338

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                             ----------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

       For the fiscal year ended   DECEMBER 31, 2001
                                -----------------------------
                                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____to_____

Commission file no.0-15152
                   -------
                                 FIND/SVP, INC.
          ------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              NEW YORK                                13-2670985
            ------------                             ------------
           (State or other jurisdiction              (I.R.S. employer
           of incorporation or organization)         identification no.)

625 AVENUE OF THE AMERICAS, NEW YORK, NY  10011
---------------------------------------------------
(Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code:  (212) 645-4500
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act: NONE
                                                            ----

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.0001 per share

                   ------------------------------------------
                                 Title of Class
                         ******************************

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES X             NO
                              ---               ---
                   ------------------------------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                           YES               NO  X
                              ---               ---
                   ------------------------------------------

As of March 1, 2002 the aggregate market value of the voting stock held by non-affiliates of the registrant was $8,395,032.

As of March 1, 2002 there were 10,075,043 shares of Common Stock, par value $.0001 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III.

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

         Through its Quick Consulting and Research Service ("QCS"), FIND/SVP provides retainer clients with access to the subject and technical expertise of its staff as well as the resources of a large information center. Within each retainer client's organization, specific individuals receive a Membership Card, which entitles them to make requests via the telephone and the Internet for consultation and research assistance. In response, the staff of QCS provides customized answers in rapid turnaround time, generally within two business days or less of the request. The QCS service is positioned to be an indispensable daily partner for decision-makers by providing, on a retainer basis, a cost-effective "quick consulting" service accessible by telephone or the Internet. The service is designed to be a valuable resource to small and medium sized corporations that do not maintain in-house information centers and as a supplement to in-house resource centers of large corporations. At December 31, 2001, there were 1,710 QCS retainer clients and 10,590 Membership Cardholders. The Company intends to seek to expand its base of QCS retainer clients, and to offer these clients an expanded array of business intelligence, research and advisory services. The Company's Live AnswerDesk offers immediate, on-demand, question answering and personal search assistance from live experts. It is designed as a way to enhance the loyalty of the members of various consumer groups. The Company also produces The Information Advisor newsletter.

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

         FIND/SVP's research resources at December 31, 2001 include a staff of 89 consultants and researchers in its QCS and SCRG divisions, a reference center which contains approximately 8,000 of its own subject and company files, access to approximately 4,000 computer databases, current and back issues of approximately 1,500 titles, and approximately 5,000 books and reference works, and a field investigation team with entree into public and private libraries in the New York area. Through a licensing agreement, the Company is associated with the international SVP network of companies and correspondents, which enables it to obtain information worldwide. See "SVP Network; Licensing Agreement With SVP International." The materials used in the generation of the Company's services and products are updated and checked by staff members. The Company has its own training program in which its employees participate.

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

         At December 31, 2001, there were 1,710 retainer clients, a 10.3% decrease from December 31, 2000, and 10,590 holders of the Membership Card, a 7.6% decrease from December 31, 2000. During 2001, monthly fees billed to retainer clients (the retainer base) decreased by 7.1% to $1,470,659. Approximately 50% of the top Fortune 100 industrial companies are QCS retainer clients. Revenues generated by QCS represented 85%, 82% and 82% of the Company's total revenues for the years ended December 31, 2001, 2000 and 1999, respectively.

         LIVE ANSWERDESK ("LAD"). LAD provides immediate, on-demand, question answering and personal search assistance from live experts. It is designed as a way to enhance the loyalty of the members of various consumer groups. Revenues generated by LAD represented 2% and 1% of the Company's total revenues for the year ended December 31, 2001 and 2000, respectively, and less than 1% for the year ended December 31, 1999.

         STRATEGIC CONSULTING AND RESEARCH GROUP ("SCRG"). SCRG is designed to handle more in-depth custom market research and competitive intelligence assignments. The service is most often used by the Company's QCS retainer clients as a supplement to that service. Common project requests include customized market and industry studies, telephone surveys, competitive intelligence data-gathering and analysis assignments, acquisition studies and large information collection projects. Additionally, through the Customer Satisfaction and Loyalty Group, SCRG provides customer satisfaction and loyalty programs. Through SCRG, the Company provides research as well as interpretation and analysis. All projects are quoted in advance and billed separately. Revenues generated by SCRG represented 13%, 16% and 17% of the Company's total revenues for each of the years ended December 31, 2001, 2000 and 1999.

      POTENTIAL RELATED SERVICES AND PRODUCTS

         The Company plans to expand its services through continued internal development during 2002. This includes various initiatives aimed at both business-to-business and consumer users of the Internet. Additionally, the Company will consider exploring possible alliances with and/or acquisitions of consulting, research or information properties and companies whose primary markets are the same as FIND/SVP's market and which would be accretive to the Company's earnings. There are no commitments or understandings in this regard and no assurance can be given that the Company will in fact conclude any acquisitions or internally develop any related services. The foregoing plans are subject to, among other things, the availability of funds for these purposes.

SVP NETWORK; LICENSING AGREEMENT WITH SVP INTERNATIONAL

         Through licensing agreements with SVP ("S'il Vous Plait") International, 16 companies (the "SVP companies"), including FIND/SVP, form an international network of information centers. Since each SVP company is based in a different country, the network has provided the means by which the Company can obtain international information requested by its clients which it may not maintain in its library or have access to if generated by or located in another country. When an SVP company accesses the information center of another SVP company it is charged a fee for the services provided thereby. Each SVP company is linked to the SVP network primarily by virtue of its licensing agreement. In 1971, the Company entered into its licensing agreement with SVP International (formerly SVP Conseil), which was amended in 1981 and again in 2001, and obtained the U.S. rights, in perpetuity, to the SVP name and know-how and access to the SVP International network. Pursuant thereto, SVP International assisted in the creation, implementation, development and operation of the Company. Historically, SVP International has engaged in periodic telephonic conversations and meetings with the Company. By virtue thereof, the Company has benefited from exchanges of knowledge with SVP International with respect to any enhancements made to SVP International's information retrieval or billing systems or other proprietary know-how.

         Until November 2001, SVP International (including affiliates) owned approximately 37% of the outstanding common shares of the Company, excluding outstanding warrants. In November 2001, SVP International and its affiliates sold their entire interest (stock and warrants) in the Company to Marlin
Equities, LLC and Walke Associates, Inc., and terminated their management involvement.

         The license agreement provides that SVP International will not compete with the Company in the United States or enter into any agreement or arrangement with respect to services similar to those offered by the Company with any entity which operates or proposes to operate such services in the United States. The Company, in return, agreed to pay SVP International royalties of $18,000 per year, plus 2% of the amount of FIND/SVP's gross revenues for each such year, excluding publishing revenues, derived from certain of its services in excess of $2,000,000 but less than $4,000,000 and 1% of the amount of such non-publishing gross revenues in excess of $4,000,000 but less than $10,000,000, and 1.2% of the gross profit from all publications included in FIND/SVP's gross revenue less than $10,000,000 for such year. Royalty expense to SVP International totaled $118,000, $118,000 and $119,000 for the years ended December 31, 2001, 2000 and
1999, respectively.

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

EMPLOYEES

         As of December 31, 2001, the Company had 169 full-time employees, including 5 executive officers, 41 marketing and sales employees, 89 consultants and research employees, and 34 administrative and general personnel.

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

                                     ITEM 2

                                   PROPERTIES

         At December 31, 2001, the Company has a lease on approximately 32,000 square feet of office space at 625 Avenue of the Americas, New York, New York, which became the main offices of the Company in 1987. The lease is subject to standard escalation clauses, and expires in June 2005. Basic annual rent expense, determined on the straight-line basis over the term of the lease, is approximately $694,000.

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

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II
                                     ITEM 5

                      MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         The Company's common stock, par value $.0001 per share ("Common Stock"), is traded on the over-the-counter bulletin board under the symbol "FSVP". The following table sets forth the high and low closing sale prices for the Common Stock for the periods indicated.

PRICE RANGE             HIGH          LOW
-----------             ----          ---

2001
----
1st Quarter             0.8100        0.5000
2nd Quarter             0.7700        0.3300
3rd Quarter             0.7500        0.4800
4th Quarter             1.0000        0.3400

2000
----
1st Quarter             4.0310        2.1880
2nd Quarter             2.6250        1.0000
3rd Quarter             1.2500        0.9380
4th Quarter             1.0000        0.5310

         On March 1, 2002, there were approximately 850 holders of record of the Common Stock. Such numbers do not include shares held in "street name."

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

STATEMENTS OF OPERATIONS

                                                                    YEARS ENDED DECEMBER 31
                                                                    -----------------------
                                                           (in thousands, except per share amounts)
                                                2001           2000           1999          1998           1997
                                                ----           ----           ----          ----           ----
Revenues                                     $22,215        $23,800        $22,738       $28,175        $32,027
Operating (Loss) Income                       (1,148)          (753)           348         1,329         (3,136)

Net (Loss) Income                               (945)          (535)           883           756         (2,852)

Net (Loss) Income  Per Share:
     Basic                                      (.12)          (.06)           .12           .11           (.43)
     Diluted                                    (.12)          (.06)           .12           .11           (.43)

 Weighted Average Number of Shares:
     Basic                                     7,880          7,450          7,121         7,094          6,593
     Diluted                                   7,880          7,450          7,213         7,100          6,593

 Cash Dividends Paid Per
    Common Share                                  --             --             --            --             --


BALANCE SHEET DATA

                                                                          DECEMBER 31
                                                                          -----------
                                                                        (in thousands)
                                                2001           2000          1999           1998           1997
                                                ----           ----          ----           ----           ----
Working Capital (Current assets
   less current liabilities)                 $ 1,352        $ 1,587        $ 2,699       $ 2,569        $ 1,016
Total Assets                                  10,383         10,783         11,278        11,899         12,481
Long-Term Notes Payable
   excluding current amounts                     895          1,685          3,039         3,523          3,801
Shareholders' Equity                           4,489          3,992          3,889         2,988          1,218

                                     ITEM 7

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

GENERAL

         FIND/SVP, Inc. provides a broad consulting, advisory and business intelligence service to executives and other decision-making employees of client companies, primarily in the United States. The Company currently operates primarily in two business segments, providing consulting and business advisory services including: the Quick Consulting and Research Service ("QCS") which provides retainer clients with access to the expertise of the Company's staff and information resources as well as Live AnswerDesk ("LAD") services ("Quick Consulting"); and the Strategic Consulting and Research Group ("SCRG") which provides more extensive, in-depth custom market research and competitive intelligence information, as well as customer satisfaction and loyalty programs ("Strategic Consulting"). The Company considers its QCS and SCRG service businesses, which operate as "consulting and business advisory" businesses, to be its core competency.

         The Company had an operating loss of $1,148,000 for the year ended December 31, 2001 versus an operating loss of $753,000 for the year ended December 31, 2000 and operating income of $348,000 for the year ended December 31, 1999. The net loss for the year ended December 31, 2001 was $945,000 versus net loss of $535,000 for the year ended December 31, 2000 and operating income of $883,000 for the year ended December 31, 1999.

         Revenues  for  2001  were   $22,215,000  and  revenues  for  2000  were
$23,800,000. The decrease in revenues was a result of a decrease in the Company's retainer base (recurring monthly income) in 2001, coupled with a decline in SCRG revenues for the year. Revenues for 1999 were $22,738,000. On a comparable basis, 1999 revenues were $22,647,000 after deducting revenues of $91,000 related to the sale of the Published Research business unit. The increase in comparable revenues from 1999 to 2000 was a result of an increase in the Company's retainer base (recurring monthly income) in 2000, coupled with a significant increase in LAD revenue. This was partially offset by a decline in SCRG revenues for the year.

         Net income in 1999 was positively affected by a pretax gain of $1,200,000 (approximately $672,000 after tax) resulting from a collaboration agreement between FIND/SVP and idealab!, a leading creator and operator of Internet businesses, to develop find.com, a new Internet site.

         Selling, general and administrative expenses were $12,397,000, or 56% of revenue, in 2001, a decrease of $29,000 from $12,426,000, or 52.2% of revenue, in 2000. Direct costs (those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases) were $10,966,000 in 2001, or 49.2% of revenue as compared to $12,127,000, or 51.0% of revenue, for the year ended December 31, 2000. Both total selling, general and administrative expenses and total direct costs, decreased in terms of dollars primarily due to cost containment measures that were put into place during the second quarter of 2001. These measures continued throughout 2001 in response to the weakened economy.

SEGMENT REPORTING

       The Company operated in two segments during 2001, 2000 and 1999. Segment data, which is useful in understanding results, is as follows:

------------------------------------------------------------------------------------
(in thousands)                                          YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                      2001        2000        1999
                                                      ----        ----        ----
REVENUES
   Quick Consulting, including LAD                  $ 19,414    $ 19,930    $ 18,851
   Strategic Consulting                                2,801       3,870       3,887
                                                    --------------------------------
     Total revenues                                   22,215      23,800      22,738
                                                    ================================
OPERATING (LOSS) INCOME
   Quick Consulting, including LAD                     4,429       4,545       4,680
   Strategic Consulting                                 (314)        (58)        156
                                                    --------------------------------
     Segment operating income                          4,115       4,487       4,836
   Corporate and other (1)                            (5,263)     (5,318)     (3,664)
                                                    --------------------------------
     (Loss) income before (benefit) provision
        for income taxes                              (1,148)       (831)      1,172
                                                    ================================
DEPRECIATION AND AMORTIZATION
   Quick Consulting, including LAD                       539         583         520
   Strategic Consulting                                   66          68          69
                                                    --------------------------------
      Total segment depreciation and amortization        605         651         589
   Corporate and other                                   495         531         516
                                                    --------------------------------
      Total depreciation and amortization              1,100       1,182       1,105
                                                    ================================
TOTAL ASSETS
   Quick Consulting, including LAD                     2,871       3,406
   Strategic Consulting                                  315         843
                                                    --------------------
      Total segment assets                             3,186       4,249
   Corporate and other                                 7,197       6,534
                                                    --------------------
      Total assets                                    10,383      10,783
                                                    ====================
CAPITAL EXPENDITURES
   Quick Consulting, including LAD                       119         160         218
   Strategic Consulting                                    5          30          25
                                                    --------------------------------
      Total segment capital expenditures                 124         190         243
   Corporate and other                                   180         380         429
                                                    --------------------------------
      Total capital expenditures                         304         570         672
                                                    ================================

(1) Includes interest income, other income, gain on sale of net assets, interest expense and other expense.

--------------------------------------------------------------------------------

PRODUCT AND SERVICE REVENUES

         The Company's revenues decreased by $1,585,000, or 6.7%, from $23,800,000 in 2000 to $22,215,000 in 2001 and increased by $1,062,000, or 4.7%, from $22,738,000 in 1999 to $23,800,000 in 2000. The decrease in 2001 was caused by a decrease in the number and size of retainer clients and a decrease in the number and size of SCRG projects, caused by the weakened economy, as described below. The increase in 2000 was due to an increase in QCS and LAD revenues, partially offset by a decrease in SCRG revenues, as described below.

                  QCS revenues decreased by $731,000, or 3.7%, from $19,709,000 in 2000 to $18,978,000 in 2001, and increased by $900,000, or 4.8%, from
$18,809,000  in 1999 to  $19,709,000 in 2000. The decrease from 2000 to 2001 was due to the weakened economy which caused cancellations and a decrease in new sales. In addition, certain accounts cancelled when they ceased operation due to the events of September 11, 2001. Also, the monthly fees billed to retainer clients (the retainer base) decreased from the beginning of 2001 to the end of 2001 by 7.1% from $1,583,308 to $1,470,659. The increase from 1999 to 2000 was due to an increase in the average monthly fee paid by retainer clients, partially offset by the decline in the number of retainer clients. The monthly fees billed to retainer clients (the retainer base) increased from the beginning of 2000 to the end of 2000 by 5.0% from $1,507,782 to $1,583,308.

         LAD revenues increased by $215,000, or 97.3%, from $221,000 in 2000 to $436,000 in 2001, and increased by $179,000, or 426.2%, from $42,000 in 1999
(the year the service began) to $221,000 in 2000.

         SCRG revenues decreased by $1,069,000, or 27.6%, from $3,870,000 in 2000 to $2,801,000 in 2001, and by $17,000, or 0.4%, from $3,887,000 in 1999 to
$3,870,000 in 2000. The decrease from 2000 to 2001 was due to a decline in new projects booked, caused by the weakened economy. The decrease from 1999 to 2000 was a result of a decrease in sales leads due to employee turnover. The number of new projects begun in the last half of 2000 decreased as compared to those begun in the last half of 1999. The Customer Satisfaction and Loyalty Division accounted for 16.7%, 13.6% and 22.7% of SCRG's revenue for 2001, 2000 and 1999, respectively.

         The Company earned $91,000 in royalties in 1999 from the sold Published Research unit.

DIRECT COSTS

         Direct costs (those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases) decreased by $1,161,000, or 9.6%, from $12,127,000 in 2000 to $10,966,000 in 2001 and increased by $584,000, or 5.1%, from $11,543,000 in 1999 to $12,127,000 in 2000. Direct costs represented 49.2%,
51.0% and 50.8% of revenues, respectively, in 2001, 2000 and 1999. The decrease in total direct costs from 2000 to 2001 was due primarily to a decrease in expenses incurred on behalf of clients, in addition to a reduction in direct labor costs. The increase in total direct costs from 1999 to 2000 was due primarily to an increase in direct labor costs over the previous year, partially offset by a decrease in all other direct costs as compared to the previous year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased by $29,000, or less than 1%, from $12,426,000, or 52.2% of revenue, in 2000 to $12,397,000, or
55.8% of revenue, in 2001 and increased by $1,579,000, or 14.6%, from $10,847,000, or 47.7% of revenues in 1999 to $12,426,000, or 52.2% of revenues in  2000.  In  2001,  selling,  general  and  administrative  expenses  included approximately $169,000 in negative effects related to the World Trade Center attack (described below). The decrease in selling, general and administrative expenses in terms of dollars from 2000 to 2001 was due primarily to reductions in general expenses in response to cost containment measures that began in the second quarter of 2001. The increase in total selling, general and administrative expenses in terms of dollars from 1999 to 2000 was due primarily to an increase in labor costs over the previous year, coupled with an increase in selling expenses.

EFFECTS OF WORLD TRADE CENTER ATTACK

         As a result of the World Trade Center Attack, the Company has incurred certain negative effects that it estimates to be $169,000. As a result of the sudden economic shift among clients, staff was reduced, resulting in $13,000 in severance costs. Subsequent to September 11, 2001, the Company reviewed receivables on those clients directly affected by the tragedy, including attempted communication with those accounts. As a result, the Company recorded additional write offs of receivables of $125,000 attributed to the events of September 11, 2001. The Company also incurred incremental costs related to staffing and maintaining its ability to service clients during the week of September 11, 2001 totaling $31,000.

OPERATING (LOSS) INCOME

         The Company's operating loss was $1,148,000 in 2001, compared to $753,000 in 2000, an increase in loss of $395,000. The increased loss was primarily related to the effects of the weakened economy and the effects of the attack on the World Trade Center.

         The Company's operating loss was $753,000 in 2000, compared to operating income of $348,000 in 1999, an increase in loss of $1,101,000. The increase in loss was primarily related to the Company's emphasis on increasing its retainer base through the use of increased marketing expense and the hiring of a larger sales force.

INTEREST INCOME AND EXPENSE; OTHER ITEMS

         In 2001, the Company earned $49,000 in interest income, which decreased from $119,000 in 2000 and $88,000 in 1999. The decrease in 2001 was a result of lower cash balances throughout 2001, coupled with interest rates reduced from the previous years.

         Interest expense in 2001 was $246,000, which was a decrease from $336,000 in 2000, and from $464,000 in 1999. The decrease was a result of the reduction in outstanding debt in 2001 as compared to previous years. In the third quarter of 2000, the Company reduced its interest expense by replacing a portion of its Senior Subordinated Notes with a Term Note bearing a lower interest rate.

         During the third quarter of 2000, the Company received payment of $100,000 from a landlord in consideration for giving up its rights under a lease agreement. This payment was classified as other income.

         On December 30, 1999, the Company entered into an agreement with idealab! and Find.com, Inc. whereby the Company assigned the domain name "find.com" and licensed the use of certain rights to the trademarks "find.com" and "find" to Find.com, Inc. idealab! and Find.com, Inc. are not otherwise related to the Company. Under the terms of the agreement, the Company received consideration in the form of cash and preferred shares amounting to approximately $1,200,000, net of related expenses. The Company is also entitled to certain future royalties. No royalty income was earned in the years ended December 31, 2001 and 2000. The carrying value of the preferred shares is the lower of historical cost or estimated net realizable value. The non-marketable preferred share securities carry various rights including the ability to convert into common shares of Find.com and a repurchase (put) option that becomes exercisable in December 2002. The put option for the preferred shares is $1,500,000. If the Company exercises its put option and idealab! does not repurchase the preferred shares, the Company is entitled to keep the preferred shares and get back the licensed rights. Since the preferred share securities are an investment in a start-up enterprise, it is reasonably possible in the near term that the Company's estimate of the net realizable value of the preferred shares will be less than the $500,000 carrying value of the preferred shares.

INCOME TAXES

         The $400,000 income tax benefit for the year ended December 31, 2001 represents 29.7% of pre-tax loss. The income tax benefit was lower than the statutory rate due primarily to expenses that are not deductible for tax purposes.

         The $323,000 income tax benefit for the year ended December 31, 2000 represents 38.9% of pre-tax loss.

         The $289,000 tax provision recognized for 1999 represents 24.7% of the 1999 pre-tax income. Income tax expense for 1999 was favorably reduced due to the reversal of a $280,000 valuation reserve placed upon deferred tax assets prior years.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our management's discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Our preparation of our financial statements requires us to make estimates and judgments that affect reported amounts of assets, liabilities and revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to allowances for doubtful accounts, restructuring, useful lives of property, plant and equipment and intangible assets, income tax valuation allowances, other accrued expenses. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

         NON-MARKETABLE EQUITY SECURITIES: The preferred share securities in idealab! are an investment in a start-up enterprise. It is reasonably possible in the near term that the Company's estimate of the net realizable value of the preferred shares will be less than the carrying value of the preferred shares.

         INCOME TAXES: The Company has tax loss carryforwards that have been recognized as assets in its financial statements. These assets are subject to expiration from 2012 to 2021, and the Company's ability to realize these assets is dependent upon its ability to generate taxable income of sufficient magnitude prior to the expiration of the tax loss carryforward. Although realization is not assured, management believes that it is more likely than not that the net deferred tax assets will be realized.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of liquidity and capital resources have been cash flow from operations, borrowings, and prepaid retainer fees provided by clients. Cash balances were $1,951,000 and $901,000 at December 31, 2001 and 2000, respectively. The Company's working capital position (current assets, less current liabilities) at December 31, 2001 was $1,352,000, as compared to $1,587,000 at December 31, 2000.

         The Company believes that its cash generated from operations, together with its existing cash balances, will be sufficient to meet its operating cash needs and expected capital expenditures for the near term. To supplement possible short-term cash needs, the Company has a $1,000,000 line of credit at the prime commercial lending rate plus one-half percent. The line is renewable annually, and was put in place on December 30, 1999. As of December 31, 2001, $200,000 was outstanding under this line of credit.

         Cash  provided  by  (used  in)  operating   activities   was  $299,000,
($690,000) and  $1,093,000 in the years ended December 31, 2001,  2000 and 1999, respectively.

         Cash used in investing activities was $167,000, $433,000 and $472,000 in the years ended December 31, 2001, 2000 and 1999, respectively. Capital expenditures during 2001 were mainly for computer hardware upgrades and leasehold improvements. Capital expenditures for the migration of the Company's 10-year-old management information system to a new computer system platform were a significant component of the amounts invested in 2000 and 1999. This new system improves the consultants' ability to communicate with clients, access the internet, and to integrate the Company's products, as well as to expand the Company's enterprise network. Total capital expenditures were $304,000, $570,000 and $672,000 in the years ended December 31, 2001, 2000 and 1999, respectively. During the year ending December 31, 2002, the Company expects to spend approximately $600,000 for capital items, the major portions of which will be used for computer hardware upgrades and for leasehold improvements.

         Cash provided by (used in) financing activities was $918,000, ($72,000) and ($832,000) in the years ended December 31, 2001, 2000 and 1999, respectively. In 2001, the most significant item was the net proceeds obtained from the issuance of common shares of $1,443,000. The share proceeds related to equity purchases by a group of investors. In 2000 and 1999, the most significant items related to the early repayment of debt, which were otherwise due in installments in the years 2001 and 2002. In connection with the repayment of such bank borrowings, the bank released two $1,000,000 standby letters of credit that had been provided by a shareholder, SVP, S.A.

         In the first quarter of 2000, warrants to acquire 266,945 common shares were exercised and $601,000 of face value of the Senior Subordinated Note due October 31, 2001 were surrendered as payment in a non-cash transaction.

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

                  In February 2002, the Company entered into a financing agreement with a commercial bank for a $2,000,000 Term Note, due December 31, 2006. The Term Note bears interest at prime plus 1.25%, and is payable in quarterly installments beginning March 31, 2002. The proceeds from this Term Note were used to repay the $1,100,000 balance of the existing term note, and to repay the remaining portion of the Company's Senior Subordinated Notes.

         After this financing, the following summarizes the Company's financial obligations and their expected maturities and the effect such obligations are expected to have on liquidity and cash flow in the periods indicated.

--------------------------------------------------------------------------------

(in thousands)

                                             As of December 31, 2001
                              ------------------------------------------------
                                      Less than 1
                              Total      year      1-3 years     After 3 years
                              -------------------------------------------------
Long term debt                $2,520   $  875       $  845           $  800
Long term lease commitment     3,225    1,093        1,706              426
Deferred compensation            380       --           --              380
                              -------------------------------------------------
                              $6,125   $1,968       $2,551           $1,606
                              =================================================

--------------------------------------------------------------------------------

         In accordance with the terms of the Senior Subordinated Notes, the payment of portions of accrued interest may be deferred. Accrued deferred interest of $70,000 and $62,000 at December 31, 2001 and 2000, respectively, was accrued and deferred under such terms. Such amounts compound and accrue interest at the rate of 12%.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

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

         The Company will apply the new rules of accounting for goodwill and other intangible assets as of January 1, 2002. On an annual basis, the Company's amortization of goodwill has been approximately $10,000. The Company has concluded that the adoption of SFAS Nos. 141 and 142 will not have a material effect on its consolidated financial position or results of operations.

ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," which will be adopted by the Company as of January 1, 2003. This standard addresses issues associated with the retirement of tangible long-lived assets. The Company has not completed its process of evaluating the impact, if any, on its consolidated financial position and results of operations that will result from the adoption of this standard.

ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which will be adopted by the Company as of January 1, 2002. This standard also addresses issues associated with the disposal of a segment of a business. The Company has concluded that there is no effect of adoption of this standard on its consolidated financial position or results of operations as of January 1, 2002.

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

                                     ITEM 8

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements are submitted in a separate section of this report on pages F-1 through F-27.

         Quarterly financial data is as follows.

(in thousands, except per share data)

                                                                                             Income
                                                             Income (Loss)                 (loss) per
                                                                before           Net         share:
                                              Operating      extraordinary     income      basic and
        Quarter Ended         Revenues      income (Loss)        item          (loss)       diluted
        -------------         --------      -------------        ----          ------       -------
March 31, 2001                $  6,123       $         78      $      18     $      18    $   0.00
June 30, 2001                    5,753               (143)          (143)         (143)      (0.02)
September 30, 2001               5,381               (268)          (213)         (213)      (0.02)
December 31, 2001                4,958               (815)          (607)         (607)      (0.08)

March 31, 2000                   6,006                 23            (34)          (34)        0.00
June 30, 2000                    5,961                (99)          (111)         (111)      (0.01)
September 30, 2000               5,993               (361)          (196)         (223)      (0.03)
December 31, 2000                5,840               (316)          (167)         (167)      (0.02)

                                     ITEM 9

               Not applicable.

                                    PART III


                                     ITEM 10
               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference from the information to be provided in the Company's definitive proxy statement, which statement is anticipated to be filed within 120 days of the end of the fiscal year to which this report relates.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Company's officers, directors and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 ("Reporting Persons") are required under that Act to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company pursuant to that Act, the Company believes that during the fiscal year ended December 31, 2001, all filing requirements applicable to Reporting Persons were complied with, except that Form 4's were filed late for Howard S. Breslow and Frederick Fruitman, former directors of the Company.

                                     ITEM 11
                             EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the information to be provided in the Company's definitive proxy statement, which statement is anticipated to be filed within 120 days of the end of the fiscal year to which this report relates.

                                     ITEM 12
         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the information to be provided in the Company's definitive proxy statement, which statement is anticipated to be filed within 120 days of the end of the fiscal year to which this report relates.

                                     ITEM 13
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                     PART IV

                                     ITEM 14

                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

(a)      (1)      FINANCIAL STATEMENTS

                  The following Financial Statements are filed as part of this 10-K:

                  Independent Auditors' Reports.

                  Consolidated Balance Sheets as of December 31, 2001 and 2000.

                  Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

                  Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999.

                  Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

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

(3)  EXHIBITS

             EXHIBIT
             NUMBER              DOCUMENT
             -------             --------

             3(a)        Copy  of  restated   Certificate  of  Incorporation  as
                         amended (1), and amendment thereto.

              (b)        Copy of By-Laws, as amended.(3)

             4(a)        Copy of specimen of Common Stock Certificate.(1)

             10(a) Copy of License Agreement, dated October 11, 1971, between the Company and SVP International (formerly SVP Conseil) and an amendment thereto, dated March 23, 1981.(1)

             (b) Copy of Deferred Compensation and Salary Continuation Agreement, dated June 30, 1984, between the Company and Andrew P. Garvin .(1)

             (c)         Copy of the lease  related to premises at 625 Avenue of
                         the  Americas,   NY,   NY.(2)  and  amendment   related
                         thereto.(5)

             (d)         Copy of Target Benefit Plan of the Company.(4)

             (e) Copy of lease dated March 15, 1995 related to premises on 4th floor at 641 Avenue of the Americas, NY, N.Y.
                         (6)

             (f)         Copy  of  401(k)  and  Profit   Sharing   Plan  of  the
                         Company.(7)

             (g) Copy of the Note and Warrant Purchase Agreement with SVP, S.A. dated November 30, 1996. (9)

             (h)         FIND/SVP, Inc. 1996 Stock Option Plan. (10)

             (i)         Copy of the Stock Purchase  Agreement between SVP, S.A.
                         and the Company dated January 15, 1998. (11)

             (j)         Copy of Peter J. Fiorillo's Severance Agreement. (12)

             (k)         Copy of the idealab! Agreement dated December 30, 1999.
                         (13)

             (l) Copy of the Chase Manhattan Bank Loan Agreement dated December 30, 1999. (13)

             (m) Copy of Employment Agreement, amended and restated as of November 21, 2001, between the Company and Andrew P. Garvin.

             (n) Copy of Employment Agreement, dated November 21, 2001, between the Company and David Walke.

             (o) Copy of Employment Agreement, amended as of February 6, 2002, between the Company and Martin E. Franklin.

             (p) Copy of the JPMorgan Chase Bank Loan Agreement dated February 20, 2002.

      21     List of Subsidiaries. (8)

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

(7) Incorporated by reference to the Company's Form S-8 filed on March 29, 1996.

(8) Incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1995.

(9) Incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1996.

(10) Incorporated by reference to the Company's Form S-8, filed on February 27, 1997.

(11) Incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1998.

(12) Incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1998.

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

                                                   FIND/SVP, INC.

Date:          April 1, 2002     BY:    /s/ David Walke
                                        ---------------------------------------
                                        David Walke, Chief Executive Officer
                                        (Principal Executive Officer)

Date:          April 1, 2002     BY:    /s/ Fred S. Golden
                                        ---------------------------------------
                                        Fred S. Golden
                                        (Principal Financial Officer
                                        and Principal Accounting Officer)

               Pursuant to the requirement(s) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:          April 1, 2002            /s/ Andrew P. Garvin
                                        ---------------------------------------
                                        Andrew P. Garvin, President and Director

Date:          April 1, 2002            /s/ Martin E. Franklin
                                        ---------------------------------------
                                        Martin E. Franklin, Director

Date:          April 1, 2002            /s/ David Walke
                                        ---------------------------------------
                                        David Walke, Director

Date:          April 1, 2002            /s/ Marc L. Reisch
                                        ---------------------------------------
                                        Marc L. Reisch, Director

Date:          April 1, 2002            /s/ Robert J. Sobel
                                        ---------------------------------------
                                        Robert J. Sobel, Director

Date:          April 1, 2002            /s/ Warren Struhl
                                        ---------------------------------------
                                        Warren Struhl, Director

                                     ITEM 8
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         FIND/SVP, INC. AND SUBSIDIARIES

             Index to Consolidated Financial Statements and Schedule

                                                                            PAGE
                                                                            ----

Independent Auditors' Report                                                F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000                F-3

Consolidated Statements of Operations
    for the years ended December 31, 2001, 2000 and 1999                    F-4

Consolidated Statements of Shareholders' Equity
    for the years ended December 31, 2001, 2000 and 1999                    F-5

Consolidated Statements of Cash Flows
    for the years ended December 31, 2001, 2000 and 1999                    F-6

Notes to Consolidated Financial Statements                                  F-7

Schedule:
    Independent Auditors' Report on Supplemental Schedule                   F-26

    Schedule II - Valuation and Qualifying Accounts                         F-27

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Find/SVP, Inc.

We have audited the accompanying consolidated balance sheets of Find/SVP, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche LLP

Stamford, Connecticut
March 27, 2002

                         FIND/SVP, INC. AND SUBSIDIARIES
                     Consolidated Balance SheetsDecember 31
                 (in thousands, except share and per share data)

                           ASSETS                                        2001        2000
Current assets:
    Cash and cash equivalents                                          $  1,951    $    901
    Accounts receivable, less allowance for doubtful accounts of
       $126 and $101 in 2001 and 2000, respectively                       1,415       2,520
    Note receivable                                                         138         138
    Deferred tax assets                                                     194          70
    Prepaid expenses and other current assets                               311         442
                                                                       --------    --------

       Total current assets                                               4,009       4,071

Equipment, software development and leasehold improvements, at cost,
    less accumulated depreciation and amortization                        2,892       3,558
Other assets:
    Deferred tax assets                                                   1,063         789
    Accrued rent receivable                                                 788         602
    Cash surrender value of life insurance                                  747         703
    Non-marketable equity securities                                        500         500
    Note receivable                                                          --         137
    Other assets                                                            384         423
                                                                       --------    --------


                                                                       $ 10,383    $ 10,783
                                                                       ========    ========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

    Current maturities of notes payable                                $    924    $    674
    Trade accounts payable                                                  469         791
    Accrued expenses and other                                            1,175         979
    Accrued interest                                                         89          40
                                                                       --------    --------

                  Total current liabilities                               2,657       2,484
                                                                       --------    --------
Unearned retainer income                                                  1,753       2,071
Notes payable, including accrued deferred interest                          895       1,685
Deferred compensation                                                       380         323
Accrued rent payable                                                        208         228

Commitments and contingencies

Shareholders' equity:
    Common stock, $.0001 par value.  Authorized 20,000,000 shares;
       issued and outstanding 10,043,443 shares in 2001;
       issued and outstanding 7,605,943 shares in 2000                        1           1
    Capital in excess of par value                                        6,985       5,542
    Accumulated deficit                                                  (2,496)     (1,551)
                                                                       --------    --------
                  Total shareholders' equity                              4,490       3,992
                                                                       --------    --------

                                                                       $ 10,383    $ 10,783
                                                                       ========    ========

See accompanying notes to consolidated financial statements

                         FIND/SVP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                             Years ended December 31
                 (in thousands, except share and per share data)

                                                            2001           2000           1999

Revenues                                                $    22,215    $    23,800    $    22,738
                                                        -----------    -----------    -----------
Operating expenses:
    Direct costs                                             10,966         12,127         11,543
    Selling, general and administrative expenses             12,397         12,426         10,847
                                                        -----------    -----------    -----------
       Operating (loss) income                               (1,148)          (753)           348
Interest income                                                  49            119             88
Other income                                                     --            139          1,200
Interest expense                                               (246)          (336)          (464)
                                                        -----------    -----------    -----------
       (Loss) income before (benefit) provision
            for income taxes and extraordinary item          (1,345)          (831)         1,172

(Benefit) provision for income taxes                           (400)          (323)           289
                                                        -----------    -----------    -----------

       (Loss) income before extraordinary item                 (945)          (508)           883

Extraordinary item (net of tax effect of $9 in 2000)             --            (27)            --
                                                        -----------    -----------    -----------

       Net (loss) income                                $      (945)   $      (535)   $       883
                                                        ===========    ===========    ===========



(Loss) earnings per common share - basic and diluted:   $      (.12)   $      (.06)   $       .12
                                                        ===========    ===========    ===========

Weighted average number of common shares outstanding:
       Basic                                              7,879,744      7,449,986      7,121,242
                                                        ===========    ===========    ===========
       Diluted                                            7,879,744      7,449,986      7,213,270
                                                        ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                             Years ended December 31
                      (in thousands, except share amounts)


                                                     Common Stock         Capital in                    Total
                                                     ------------         excess of    Accumulated  shareholders'
                                                  Shares      Amount      par value     deficit        equity
                                                  ------      ------      ---------     -------        ------

Balance at January 1, 1999                      7,114,169   $        1   $    4,886   $   (1,899)    $    2,988

Net income                                             --           --           --          883            883

Exercise of stock options and warrants             22,750           --           18           --             18
                                             ------------------------------------------------------------------

Balance at December 31, 1999                    7,136,919            1        4,904       (1,016)         3,889
                                             ------------------------------------------------------------------

Net loss                                               --           --           --         (535)          (535)

Exercise of stock options and warrants            319,024           --          638           --            638

Common stock issued in exchange for warrants      150,000           --           --           --             --
                                             ------------------------------------------------------------------

Balance at December 31, 2000                    7,605,943            1        5,542       (1,551)         3,992
                                             ------------------------------------------------------------------

Net loss                                               --           --           --         (945)          (945)

Common stock issued                             2,437,500           --        1,443           --          1,443
                                             ------------------------------------------------------------------

Balance at December 31, 2001                   10,043,443   $        1   $    6,985   $   (2,496)    $    4,490
                                             ==================================================================

See accompanying notes to consolidated financial statements

                         FIND/SVP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                            Years ended December 31
                                 (in thousands)

                                                                     2001       2000      1999
Cash flows from operating activities:
    Net (loss) income                                              $  (945)   $  (535)   $   883

    Adjustments to reconcile net (loss) income to net cash
       (used in) provided by operating activities:
          Depreciation and amortization                              1,100      1,182      1,105
          Provision for losses on accounts receivable                  454        217         90
          Increase in deferred compensation                             57         56         74
          (Decrease) increase in unearned retainer income             (318)       142         12
          Increase in non-marketable equity securities                  --         --       (500)
          (Increase) decrease in deferred income taxes                (398)      (342)       245

          Changes in assets and liabilities:
              Decrease (increase) in accounts receivable               651       (796)       157
              Decrease (increase) in prepaid expenses and other
                    current assets                                     131       (119)       143
              Increase in accrued rent receivable                     (186)      (186)      (186)
              Increase in cash surrender value of life insurance       (44)       (70)       (64)
              Increase in other assets                                 (89)      (109)      (102)
              Decrease in accounts payable, accrued expenses
                    and accrued interest                               (94)      (117)      (810)
              (Decrease) increase in accrued rent payable              (20)       (13)        46
                                                                   -------    -------    -------
                 Net cash provided by (used in) operating
                    activities                                         299       (690)     1,093
                                                                   -------    -------    -------

Cash flows from investing activities:
    Capital expenditures                                              (304)      (570)      (672)
    Repayment of notes receivable                                      137        137        200
                                                                   -------    -------    -------
                    Net cash used in investing activities             (167)      (433)      (472)
                                                                   -------    -------    -------
Cash flows from financing activities:
    Principal borrowings under notes payable                           200      1,400         --
    Principal payments under notes payable                            (725)    (1,474)      (850)
    Proceeds from exercise of stock options and warrants                --         37         18
    Proceeds from issuance of common stock                           1,443         --         --
    Increase in deferred financing fees                                 --        (35)        --
                                                                   -------    -------    -------
                 Net cash provided by (used in) financing
                      activities                                       918        (72)      (832)
                                                                   -------    -------    -------
                 Net increase (decrease) in cash and cash
                      equivalents                                    1,050     (1,195)      (211)
Cash and cash equivalents at beginning of year                         901      2,096      2,307
                                                                   -------    -------    -------
Cash and cash equivalents at end of year                           $ 1,951    $   901    $ 2,096
                                                                   =======    =======    =======

See accompanying notes to consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

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

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


(1), CONTINUED

       (E)    INCOME TAXES

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

       (F)    EARNINGS (LOSS) PER SHARE

              Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are computed by dividing net income (loss) by a diluted weighted average number of common shares outstanding during the year. Such dilution is computed using the treasury stock method for the assumed conversion of stock options and warrants whose exercise price was less than the average market price of the common shares during the respective period, and certain additional dilutive effects of exercised, terminated and cancelled stock options. In the years ended December 31, 2001 and 2000 there was no such dilutive effect.

              Options and warrants to purchase 3,460,472, 1,847,872 and 1,883,789 common shares during the years ended December 31, 2001, 2000 and 1999, respectively, were antidilutive and were therefore excluded from the computation of diluted earnings per share.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(1), CONTINUED

       (G)    REVENUE RECOGNITION

              Revenues from annual retainer fees are recognized ratably over the contractual period. Other revenues are recognized as earned. Revenues include certain out-of-pocket and other expenses billed to clients which aggregated approximately $1,111,000, $1,770,000 and $2,186,000 in 2001, 2000 and 1999, respectively.

       (H)    CASH AND CASH EQUIVALENTS

              Cash and cash equivalents includes all highly liquid investments with original maturities of three months or less.

       (I)    NON-MARKETABLE EQUITY SECURITIES

              Non-marketable equity securities are valued at the lower of historical cost or estimated net realizable value.

        (J)   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

       (K)    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
              DISPOSED OF

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

        (L)   NEW ACCOUNTING PRINCIPLES

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

              The Company will adopt SFAS No. 142 as of January 1, 2002.
              On an annual basis, the Company's amortization of goodwill has been approximately $10,000. The Company has concluded that the adoption of SFAS Nos. 141 and 142 will not have a material effect on its consolidated financial position or results of operations.

              In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," which will be adopted by the Company as of January 1, 2003. This standard addresses issues associated with the retirement of tangible long-lived assets. The Company has not completed its process of evaluating the impact, if any, on its consolidated financial position and results of operations that will result from the adoption of this standard.

              In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which will be adopted by the Company as of January 1, 2002. This standard also addresses issues associated with the disposal of a segment of a business. The Company has concluded that there is no effect of adoption of this standard on its consolidated financial position or results of operations as of January 1, 2002.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(1), CONTINUED

        (M)   USE OF ESTIMATES

              Management makes estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       (N)    RECLASSIFICATIONS

              Certain prior year balances have been reclassified to conform with current year presentation.

 (2)   EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

              At December 31, 2001 and 2000, equipment and leasehold improvements consist of the following:

--------------------------------------------------------------------------------

                                                             2001          2000
Furniture, fixtures and equipment, including
     Computer software                                    $9,202,000    $8,939,000
Leasehold improvements                                     1,954,000     1,913,000
                                                        -------------  ------------
                                                          11,156,000    10,852,000
Less: accumulated depreciation and amortization            8,264,000     7,294,000
                                                        -------------  ------------
                                                          $2,892,000    $3,558,000
                                                        =============  ============

--------------------------------------------------------------------------------

(3)      OTHER ASSETS

       At December 31, 2001 and 2000, other assets consist of the following:

--------------------------------------------------------------------------------

                                                              2001          2000
Deferred charges                                            $ 160,000    $ 176,000
Security deposits                                             132,000      132,000
Goodwill, net                                                  75,000       86,000
Deferred financing fees, net                                   17,000       29,000
                                                        -------------  ------------
                                                            $ 384,000    $ 423,000
                                                        =============  ============

--------------------------------------------------------------------------------

FIND/SVP, INC. AND SUBSIDIARIES

 (4)   LEASES

       The Company has an operating lease agreement for its principal offices, which expires in 2005. As a result of certain lease renegotiations, rental expense is scheduled to decline over the term of the lease. Rental expense under this lease is recorded on a straight-line basis. Scheduled payments through December 31, 2001 and 2000 exceeded rental expense recorded on this lease through such dates by $788,000 and $602,000, respectively.

       The Company has two operating leases for additional office space that expire in 2005. Rental expense is scheduled to increase over the term of the lease. Rental expenses on these leases are recorded on a straight-line basis. Accordingly, rent recorded through December 31, 2001 and 2000 exceeded scheduled payments by $207,000 and $228,000, respectively. In September 2000, the Company gave up its rights to a portion of this space for which the Company received $100,000 from its landlord, which is included in other income in 2000.

       The Company's leases of office space include standard escalation clauses. Rental expenses under leases for office space and certain equipment accounted for as operating leases were $1,729,000, $1,573,000 and $1,676,000 in 2001, 2000 and 1999, respectively.

       The future minimum lease payments under noncancellable operating leases as of December 31, 2001 were as follows:

--------------------------------------------------------------------------------

YEAR ENDING DECEMBER 31                            OPERATING LEASES
-----------------------                            ----------------
        2002                                       $     1,093,000
        2003                                               853,000
        2004                                               853,000
        2005                                               426,000
        2006                                                    --
        Thereafter                                              --
                                                   ---------------
        Total minimum lease payments               $     3,225,000
                                                   ===============
--------------------------------------------------------------------------------

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


(5)    NOTES PAYABLE

       Notes payable as of December 31, 2001 and 2000 consist of the following:

--------------------------------------------------------------------------------

                                                              2001         2000
Bank borrowings under term note                             $1,100,000   $1,350,000

Bank borrowings under line of credit                           200,000           --

Borrowings under debt agreements with investors:
      $475,000 Series A Senior Subordinated
           Note - SVP, S.A., net of unamortized
           discount of $1000 as of December 31, 2000, due
           November 30, 2001                                        --      474,000
      $475,000 Series A Senior Subordinated
           Note - SVP, S.A., net of unamortized
           discount of $1,000 and $2,000 as of
           December 31, 2001 and 2000, respectively, due
           August 25, 2002                                     474,000      473,000
      Note payable to landlord, due 2003                        45,000           --
                                                            ----------   ----------
                    Total notes payable                      1,819,000    2,297,000
      Less current installments                                924,000      674,000
      Plus accrued deferred interest                                --       62,000
                                                            ----------   ----------
                   Notes payable, excluding current
                      Installments                          $  895,000   $1,685,000
                                                            ==========   ==========

--------------------------------------------------------------------------------

        (A)  DEBT AGREEMENTS WITH BANK

             On August 1, 2000, the Company entered into a financing agreement with a commercial bank for a $1,400,000 Term Note (the "Note"), due June 30, 2005. The Note bears interest at prime plus 1.25% and is payable in quarterly installments beginning September 30, 2000. As of December 31, 2001, there was $1,100,000 outstanding on this Note.

             The Company has a $1,000,000 line of credit at the prime commercial lending rate plus 0.5%. The line is renewable annually, and was put in place on December 30, 1999. As of December 31, 2001, $200,000 was outstanding under this line.

             The Company's debt agreements with the bank are secured by a general security agreement covering all of the Company's assets.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(5),   CONTINUED

        (B)  AGREEMENTS WITH INVESTORS

             Borrowings under the debt agreements with investors accrue interest at an annual rate of 12% on the unpaid principal balance. Interest payments are made periodically, and the agreements allow for the automatic deferral of some of the interest. Any interest that is deferred, compounds and accrues interest at 12%. As of December 31, 2001, there was approximately $89,000 of accrued but unpaid interest of which $14,000 was deferred in accordance with said provisions. As of December 31, 2000, there was approximately $102,000 of accrued but unpaid interest, of which $62,000 was deferred.

             In early August 2000, the proceeds of the Term Note due June 30, 2005 were used to pay down a portion of the Company's Senior Subordinated Notes, resulting in an after tax extraordinary loss of $27,000.

       The aggregate principal maturities of long-term debt for the next five years, including deferred interest and after full amortization of discounts, are as follows:

--------------------------------------------------------------------------------

YEAR ENDING DECEMBER 31,

                 2002                        $   925,000
                 2003                            345,000
                 2004                            350,000
                 2005                            200,000
                 2006                                 --
                 Thereafter                           --
                                             ------------
                                             $  1,820,000
                                             ============

--------------------------------------------------------------------------------

(6)    SHAREHOLDERS' EQUITY

(A)      SALE OF COMMON STOCK

              In November 2001, the Company issued 2,437,500 shares for net cash proceeds of $1,443,000, after transaction costs. This transaction resulted in a triggering of the change in control provisions of certain employment and severance agreements (See Note 9).

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(6), CONTINUED

       (B)    COMMON STOCK WARRANTS

              On January 1, 2000 warrants to purchase 1,472,000 of the Company's common shares at $2.25 per share were outstanding. During the first quarter of 2000, 266,945 of such warrants were exercised. Under the terms of such warrants, $600,626 of face value of the Senior Subordinated Note due October 31, 2001 was surrendered as payment. In August 2000 as part of the early retirement of the Senior Subordinated Note due October 31, 2001, 633,055 warrants were converted into 150,000 shares of the Company's common stock.

              At December 31, 2001 and 2000, warrants to purchase 572,222 of the Company's common shares remained outstanding.

        (C)   STOCK OPTION PLAN

              The Company's 1996 Stock Option Plan (the "Plan"), as amended in 1998, 2000 and 2001, authorizes grants of options to purchase up to 3,500,000 shares of common stock, issuable to employees, directors and consultants of the Company.

              The options to be granted under the Plan will be designated as incentive stock options or non-incentive stock options by the Stock Option Committee. Options granted under the Plan are exercisable during a period of no more than ten years from the date of the grant (five years for options granted to holders of 10% or more of the outstanding shares of common stock). All options outstanding at December 31, 2001 expire within the next ten years if not exercised. Options that are cancelled or expire during the term of the Plan are eligible to be re-issued under the Plan and, therefore, are considered available for grant.

              There were no options outstanding under the 1986 Stock Option Plan as of December 31, 2001, and there were no options available for grant under this plan at December 31, 2001

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(6),   CONTINUED

              Activity under the stock option plans is summarized as follows:

--------------------------------------------------------------------------------

                                                                      WEIGHTED
                                           AVAILABLE                  AVERAGE
                                              FOR         OPTIONS     EXERCISE
                                             GRANT        GRANTED      PRICE
                                          ----------    ----------    --------
January 1, 1999                              567,150       989,763    $   1.31
Granted                                     (247,500)      247,500        0.80
Exercised                                         --       (22,750)       0.77
Cancelled and terminated                     338,613      (338,613)       1.09
No longer available under 1986 Plan         (171,963)           --          --
                                          ----------    ----------    --------

December 31, 1999                            486,300       875,900        1.12

Additional authorized                        500,000            --          --

Granted                                     (772,500)      772,500        2.15
Exercised                                         --       (80,910)       1.68
Cancelled and terminated                     291,840      (291,840)       1.14
No longer available under 1986 Plan          (30,140)           --          --
                                          ----------    ----------    --------

December 31, 2000                            475,500     1,275,650        1.74

Additional authorized                      1,850,000            --          --
Granted                                   (1,872,050)    1,872,050        0.49
Exercised                                         --            --
Cancelled                                    259,450      (259,450)       1.84
No longer available under the 1986 Plan     (166,200)           --          --
                                          ----------    ----------    --------

December 31, 2001                            546,700     2,888,250        0.92
                                          ==========    ==========    ========
Exercisable at December 31, 2001                           863,779      $ 1.25
                                                        ==========    ========

Exercisable at December 31, 2000                           435,550      $ 1.56
                                                        ==========    ========

Exercisable at December 31, 1999                           327,075      $ 1.40
                                                        ==========    ========

-------------------------------------------------------- -----------------------

              During 2001 options to purchase 1,872,050 shares of common stock were granted under the Company's Stock Option Plan, at prices ranging from $0.41 to $0.80.

              As of December 31, 2001, there were 2,888,250 options outstanding, exercisable at $0.41 to $3.6875, with an average remaining contractual life of 6.69 years. As of December 31, 2001, there were 863,779 exercisable options, exercisable at $0.50 to $3.6875, with an average remaining contractual life of 6.69 years.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


(6),   CONTINUED

              The Company applies APB Opinion No. 25 when accounting for stock options, and no compensation cost is recognized for grants made to employees or directors when the grant price is greater than or equal to the market price of a common share on the date of grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) would have been reduced (increased) to the pro forma amounts indicated below:

--------------------------------------------------------------------------------

                                                           2001            2000         1999
Net (loss) income           As reported               $    (945,000)   $  (535,000)   $ 883,000
                            Proforma                     (1,196,000)      (756,000)     759,000
                                                    ---------------------------------------------
(Loss) earnings per share   Basic
                               As reported                    (0.12)         (0.06)       0.12
                               Proforma                       (0.15)         (0.10)       0.11
                                                    ---------------------------------------------
                            Diluted
                               As reported                    (0.12)         (0.06)        0.12
                               Proforma                       (0.15)         (0.10)        0.11
                                                    ---------------------------------------------

--------------------------------------------------------------------------------

              The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $0.30, $1.21 and $0.43, respectively. Such amounts were determined using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2001 - expected dividend yield of 0%, risk-free interest rate of 6%, volatility of 93.0% and an expected life of 3 years; 2000 - expected dividend yield of 0%, risk-free interest rate of 6%, volatility of 82.1% and an expected life of 3 years; 1999 - expected dividend yield of 0%, risk-free interest rate of 6%, volatility of 75.6% and an expected life of 3 years. Volatility is calculated over the five preceding years.

       (D)    PREFERRED STOCK

              The Company has authorized and unissued preferred stock consisting of 2,000,000 shares at $.0001 par value.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(7)    SVP INTERNATIONAL

       The Company has an agreement with SVP International, a subsidiary of Amalia S.A. Prior to November 2001, SVP International and its affiliates owned 37% of the common shares of the Company. The agreement provides that SVP International will aid and advise the Company in the operation of an information service and permit access to other global SVP information centers, and the use of the SVP trademark and logo. The agreement shall continue in perpetuity, unless amended by the parties. The Company pays royalties to SVP International computed using a formula based on percentages of service and product revenues, subject to certain limitations.

       Royalty expense under the agreement was $118,000, $118,000 and $119,000 in the years ended December 31, 2001, 2000 and 1999, respectively. Amounts due to SVP International, included in accrued expenses, were approximately $338,000 and $278,000 at December 31, 2001 and 2000, respectively.

       The Company receives and renders information services to other members of the SVP network. Charges for such services are made at rates similar to those used for the Company's other clients.

 (8)   INCOME TAXES

       The provision (benefit) for income taxes consists of the following:

--------------------------------------------------------------------------------

                                                  2001                   2000                     1999
Current:
     Federal                                   $       --            $         --             $        --
     State and local                                   --                      --                  20,000
                                            --------------------------------------------------------------
                                                       --                      --                  20,000
Deferred:
     Federal                                     (348,000)               (260,000)                524,000
     State and local                              (52,000)                (63,000)                 25,000
                                            --------------------------------------------------------------
                                                 (400,000)               (323,000)                549,000
     Change in valuation allowance                     --                      --                (280,000)
                                            --------------------------------------------------------------
                                                 (400,000)               (323,000)                269,000
                                            --------------------------------------------------------------
                                               $ (400,000)           $   (323,000)            $   289,000
                                            ==============================================================

----------------------------------------------------------- --------------------

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

  (8),   CONTINUED

       Income tax (benefit) expense differs from the amount computed by multiplying the statutory rate of 34% to income before income taxes due to the following:

--------------------------------------------------------------------------------

                                                             2001         2000        1999
Income tax (benefit) expense at statutory rate            $(457,000)   $(283,000)   $ 398,000
Increase (reduction) in income taxes resulting
     from:
        Change in valuation allowance                            --           --     (280,000)
        State and local (benefit) taxes, net of federal
            income tax benefit                              (52,000)     (63,000)     118,000
        Nontaxable income                                        --      (24,000)     (18,000)
        Nondeductible expenses                               66,000       25,000       31,000
        Other                                                43,000       22,000       40,000
                                                          -----------------------------------
                                                          $(400,000)   $(323,000)   $ 289,000
                                                          ===================================

--------------------------------------------------------------------------------

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets, net of deferred tax liabilities at December 31, 2001 and 2000 are presented below:

--------------------------------------------------------------------------------

                                                      2001               2000
Deferred tax assets:
   Federal tax loss carryforwards                 $  445,000         $  226,000
   State and local tax loss carryforwards            348,000            317,000
   Deferred compensation                             159,000            142,000
   Royalty expenses                                  141,000            115,000
   Depreciation and amortization                     136,000             17,000
   Other, net                                         28,000             42,000
                                                  -----------------------------
   Net deferred tax asset                         $1,257,000         $  859,000
                                                  =============================

--------------------------------------------------------------------------------

       Of the net deferred tax asset, $194,000 and $70,000 as of December 31, 2001 and December 31, 2000, respectively, are classified as current.

       Federal tax loss carryforward assets expire in 2020 and 2021. Of the state and local tax loss carryforward assets, approximately $167,000 expire in 2012, with the remainder expiring in 2020 and 2021.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(9)    EMPLOYEE BENEFITS AND DEFERRED COMPENSATION

       (A)    EMPLOYEE BENEFIT PLANS

              The Company sponsors a 401(k) and profit sharing plan under which eligible participants may elect to defer eligible compensation up to governmental limitations. The Company contributes 20% of the employees' contributions up to 1% of their annual compensation and may contribute additional profit sharing amounts at the discretion of the Company. Expense was $88,000, $86,000 and $61,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

              During 2000 the Company terminated its Target Benefit Pension Plan. All funds were distributed to participants as of December 31, 2000.

       (B)    DEFERRED COMPENSATION

              The Company has deferred compensation agreements with two individuals, with benefits commencing upon retirement, death or disability. Deferred compensation expense under these agreements was approximately $56,000, $56,000 and $74,000 in 2001, 2000 and
              1999, respectively.

       (C)    EMPLOYMENT AGREEMENTS

              The Company has an employment agreement with the President of the Company, which expires in December 2005. The employment agreement contains certain severance provisions entitling the President to receive compensation for various lengths of time upon termination without cause, or voluntary termination upon certain conditions, which includes the acquisition by a party of 30% or more of the outstanding shares of common stock of the Company or a change in the majority of incumbent Board members, and certain other occurrences.

              The Company has an employment agreement with the CEO of the Company, which expires in November 2004. The employment agreement provides for the issuance of options to purchase shares of the Company's common stock. The options are to vest ratably over the first three years of the term of the employment agreement, and such vesting shall accelerate and vest immediately upon certain conditions. The employment agreement also contains certain severance provisions entitling the CEO to receive compensation and certain benefits for various lengths of time upon termination without cause, or voluntary termination upon certain conditions, which includes the acquisition by a party of 30% or more of the outstanding shares of common stock of the Company or a change in the majority of incumbent Board members, and certain other occurrences.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

  (9),   CONTINUED

              The Company has an employment agreement with the Chairman of the Board of Directors of the Company, which expires in November 2004. The employment agreement provides for the issuance of options to purchase shares of the Company's common stock. The options are to vest ratably over the term of the employment agreement, and such vesting shall accelerate and vest immediately upon certain conditions, which includes the acquisition by a party of 30% or more of the outstanding shares of common stock of the Company or a change in the majority of incumbent Board members, or upon his termination of employment without cause or upon his death or disability.

              Severance arrangements for three members of the Operating Management Group ("OMG") were authorized by the Board of Directors on January 25, 1999. In the event of certain changes of control, severance agreements with such members of the OMG would be triggered. Such agreements provide for (a) a normal severance benefit for nine (9) months, which would be increased to one (1) year after the employee has served as a member of the OMG for a continuous period of two (2) years, in the event the employee's services are terminated without cause, and (b) a severance benefit of one (1) year in the event the separation from service is due to
              (i) a change in control, and (ii) the employee suffers, within one
              (1) year thereafter, either (A) a discontinuation of duties, or
              (B) an office change of at least 50 miles, or (C) a reduction in compensation, or (D) a termination of employment other than for cause. Following the change in control in November 2001, the Company recorded its estimate of the amounts that will become payable under these provisions.

              Following the change in control in November 2001, the Company recorded a liability of $134,000, its estimate of the amounts that will become payable under these provisions.

 (10)  SUPPLEMENTAL CASH FLOW INFORMATION

       Cash paid for interest and income taxes during the years ended December 31, 2001, 2000 and 1999 was as follows:

--------------------------------------------------------------------------------

                                    2001           2000            1999
Interest                         $ 236,000       $ 235,000       $644,000
                                 ========================================
Income taxes                     $  12,000       $  10,000       $ 60,000
                                 ========================================

--------------------------------------------------------------------------------

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

  (10),  CONTINUED

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

 (11)  ACCRUED EXPENSES

       Accrued expenses at December 31, 2001 and 2000 consisted of the following:

--------------------------------------------------------------------------------

                                                      2001               2000
Accrued bonuses and employee benefits              $  372,000        $  403,000
Accrued restructuring charges                          94,000                --
Accrued expenses incurred on behalf of clients         27,000            41,000
Accrued SVP royalty                                   338,000           278,000
Other accrued expenses                                344,000           257,000
                                                   ----------------------------
                                                   $1,175,000        $  979,000
                                                   ============================

-------------------------------------------------------------------------------

       In 2001, the Company recorded an accrual for restructuring under a severance plan approved by the Board of Directors and communicated to employees.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(12)   OTHER INCOME

       Other income consists of the following:

-------------------------------------------------------------------------------

                                           2001         2000          1999
Early termination of lease               $    --     $  139,000     $       --
Domain name assignment and trademark
   license agreement                          --             --      1,200,000
                                         -------------------------------------
                                         $    --     $  139,000     $1,200,000
                                         =====================================

-------------------------------------------------------------------------------

       On December 30, 1999, the Company entered into an agreement with idealab! and Find.com, Inc. whereby the Company assigned the domain name "find.com" and licensed the use of certain rights to the trademarks "find.com" and "find" to Find.com, Inc. idealab! and Find.com, Inc. are not otherwise related to the Company. Under the terms of the agreement, the Company received consideration in the form of cash and preferred shares amounting to approximately $1,200,000, net of related expenses. The Company is also entitled to certain future royalties. No royalty income was earned in the years ended December 31, 2001 and 2000. The carrying value of the preferred shares is the lower of historical cost or estimated net realizable value. The non-marketable preferred share securities carry various rights including the ability to convert into common shares of Find.com and a repurchase (put) option that becomes exercisable in December 2002. Since the preferred share securities are an investment in a start-up enterprise, it is reasonably possible in the near term that the Company's estimate of the net realizable value of the preferred shares will be less than the $500,000 carrying value of the preferred shares.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

 (13)  SEGMENT REPORTING

       The Company manages its consulting and business advisory services in two business segments: Quick Consulting and Strategic Consulting. The Company operates primarily in the United States. The Company considers its quick consulting and strategic consulting services to be its core competency. Corporate and other relates to assets and activities that are not allocated to a segment.

-------------------------------------------------------------------------------

(in thousands)                                           YEARS ENDED DECEMBER 31,
                                                         -----------------------
                                                     2001         2000         1999
                                                     ----         ----         ----
REVENUES
   Quick Consulting, including LAD                  $ 19,414    $ 19,930    $ 18,851
   Strategic Consulting                                2,801       3,870       3,887
                                                    --------------------------------
      Total revenues                                  22,215      23,800      22,738
                                                    ================================

OPERATING (LOSS) INCOME
   Quick Consulting, including LAD                     4,429       4,545       4,680
   Strategic Consulting                                 (314)        (58)        156
                                                    --------------------------------
     Segment operating (loss) income                   4,115       4,487       4,836
   Corporate and other (1)                            (5,263)     (5,318)     (3,664)
                                                    --------------------------------
     (Loss) income before (benefit) provision
          for income taxes                            (1,148)       (831)      1,172
                                                    ================================

DEPRECIATION AND AMORTIZATION
   Quick Consulting, including LAD                       539         583         520
   Strategic Consulting                                   66          68          69
                                                    --------------------------------
      Total segment depreciation and amortization        605         651         589
   Corporate and other                                   495         531         516
                                                    --------------------------------
      Total depreciation and amortization              1,100       1,182       1,105
                                                    ================================

TOTAL ASSETS
   Quick Consulting, including LAD                     2,871       3,406
   Strategic Consulting                                  315         843
                                                    --------------------
      Total segment assets                             3,186       4,249
   Corporate and other                                 7,197       6,534
                                                    --------------------
      Total assets                                    10,383      10,783
                                                    ====================

CAPITAL EXPENDITURES
   Quick Consulting, including LAD                       119         160         218
   Strategic Consulting                                    5          30          25
                                                    --------------------------------
      Total segment capital expenditures                 124         190         243
Corporate and other                                      180         380         429
                                                    --------------------------------
      Total capital expenditures                          304        570         672
                                                    ================================

(1) Includes interest income, other income, gain on sale of net assets, interest expense and other expense.

--------------------------------------------------------------------------------

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(14)   SUBSEQUENT EVENT

       In February 2002, the Company entered into a financing agreement with a commercial bank for a $2,000,000 Term Note, due December 31, 2006. The Term Note bears interest at prime plus 1.25%, and is payable in quarterly installments beginning March 31, 2002.

       The proceeds from this Term Note were used to repay the $1,100,000 balance of the existing term note, and to repay the remaining portion of the Company's Senior Subordinated Notes.

              INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULE

To the Board of Directors and Shareholders of Find/SVP, Inc.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule listed in the table of contents on page F-1 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This schedule is the responsibility of the Company's management. Such schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

Deloitte & Touche LLP

Stamford, Connecticut
March 27, 2002

                                                                     SCHEDULE II

                         FIND/SVP, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years ended December 31, 2001, 2000 and 1999
                            (in thousands of dollars)


                                         Balance at   Additions
                                         beginning    charged to    Deduc-     Balance at
           CLASSIFICATION                 Of year      earnings    tions (1)   end of year
                                          -------      -------     ---------   -----------
Year ended December 31, 2001:
    Allowance for doubtful accounts       $  101        $ 454        $  429       $ 126
                                             ===          ===           ===         ===

Year ended December 31, 2000:
    Allowance for doubtful accounts       $  101        $ 202        $  202       $ 101
                                             ===          ===           ===         ===

Year ended December 31, 1999:
    Allowance for doubtful accounts       $  104        $  90        $   93       $ 101
                                             ===          ===           ===         ===


Note:  (1) Amounts written off, net of recoveries.