Form 10-Q
period 2002-03-31
FIND SVP INC
filed 2002-05-20
CIK 801338

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

                  For the quarterly period ended MARCH 31, 2002

                                   ----------

                           Commission file no.0-15152

                                 FIND/SVP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           NEW YORK                                       13-2670985
--------------------------------                    ---------------------
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

               YES     X                        NO
                    -------                         -------

Number of shares of Common Stock outstanding at April 19, 2002:  10,076,143

                         FIND/SVP, INC. AND SUBSIDIARIES
                                      Index

PART I. FINANCIAL INFORMATION                                              Page

   ITEM 1. Financial Statements
     Condensed Consolidated Balance Sheets                                  3
       March 31, 2002 (unaudited) and December 31, 2001

     Condensed Consolidated Statements of Operations                        4
       Three Months Ended March 31, 2002 and 2001 (unaudited)

     Condensed Consolidated Statements of Cash Flows                        5
       Three Months Ended March 31, 2002 and 2001 (unaudited)

     Notes to Condensed Consolidated Financial Statements                   6

   ITEM 2. Management's Discussion and Analysis of Financial                9
           Condition and Results of Operations

   ITEM 3. Quantitative and Qualitative Disclosures about Market Risk      11

SIGNATURES                                                                 12

                                     PART I.
                              FINANCIAL INFORMATION

                                     ITEM 1.
                              FINANCIAL STATEMENTS

                         FIND/SVP, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                (in thousands, except share and per share data)

                                                              March 31,    December 31,
                                                                2002          2001
                                                              --------    ------------
                               ASSETS                              (unaudited)
Current assets:
  Cash and cash equivalents ..............................    $  2,006     $  1,951
  Marketable securities ..................................          34           --
  Accounts receivable, net ...............................       1,521        1,415
  Note receivable ........................................         138          138
  Deferred tax assets ....................................         194          194
  Prepaid expenses and other current assets ..............         452          311
                                                              --------     --------
    Total current assets .................................       4,345        4,009

Equipment and leasehold improvements, at cost, less
  accumulated depreciation and amortization of $8,496
  in 2002 and $8,264 in 2001 .............................       2,729        2,892

Other assets:
  Deferred tax assets ....................................       1,265        1,063
  Accrued rent receivable ................................         835          788
  Cash surrender value of life insurance .................         671          747
  Non-marketable equity securities .......................         500          500
  Other assets ...........................................         404          384
                                                              --------     --------
                                                              $ 10,749     $ 10,383
                                                              ========     ========
                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of notes payable ....................    $    400     $    924
  Trade accounts payable .................................         281          469
  Accrued expenses and other .............................       1,165        1,175
  Accrued interest .......................................          10           89
                                                              --------     --------
    Total current liabilities ............................       1,856        2,657
                                                              --------     --------
Unearned retainer income .................................       2,582        1,753
Notes payable, including accrued deferred interest .......       1,675          895
Other liabilities ........................................         595          588

Commitments and contingencies
Shareholders' equity:
  Common stock, $.0001 par value.  Authorized 20,000,000
    shares; issued and outstanding 10,076,043 at March 31,
    2002 and 10,043,443 at December 31, 2001 .............           1            1
  Capital in excess of par value .........................       7,009        6,985
  Accumulated deficit ....................................      (2,969)      (2,496)
                                                              --------     --------
    Total shareholders' equity ...........................       4,041        4,490
                                                              --------     --------
                                                              $ 10,749     $ 10,383
                                                              ========     ========

See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                           Three months ended March 31
                 (in thousands, except share and per share data)

                                                                     2002             2001
                                                                 ------------     ------------
Revenues ....................................................    $      5,044     $      6,123
                                                                 ------------     ------------

Operating expenses:
  Direct costs ..............................................           2,638            2,924
  Selling, general and administrative expenses ..............           3,080            3,121
                                                                 ------------     ------------

    Operating (loss) income .................................            (674)              78

Interest income .............................................               6               20
Other income ................................................              34               --
Interest expense ............................................             (40)             (74)
                                                                 ------------     ------------

    (Loss) income before (benefit) provision for income taxes            (674)              24

(Benefit) provision for income taxes ........................             201                6
                                                                 ------------     ------------

    Net (loss) income .......................................    $       (473)    $         18
                                                                 ============     ============


Earnings per common share
  Basic .....................................................    $      (0.05)    $       0.00
                                                                 ============     ============
  Diluted ...................................................    $      (0.05)    $       0.00
                                                                 ============     ============

Weighted average number of common shares:
  Basic .....................................................      10,061,371        7,605,943
                                                                 ============     ============
  Diluted ...................................................      10,061,371        7,609,012
                                                                 ============     ============

See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                           Three months ended March 31
                                 (in thousands)

                                                                      2002       2001
                                                                    -------     -------
Cash flows from operating activities:
  Net (loss) income ............................................    $  (473)    $    18

  Adjustments  to  reconcile  net  (loss)  income to net cash provided  by operating activities:
    Depreciation and amortization ..............................        265         276
    Provision for losses on accounts receivable ................         38          60
    Increase in marketable securities ..........................        (34)         --
    Compensation adjustment triggered by options................         55          --


    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable ...............       (144)         25
      Increase in prepaid expenses .............................       (141)       (156)
      (Increase) decrease in deferred tax assets ...............       (202)          6
      Increase in other assets .................................        (22)        (86)
      Decrease in accounts payable .............................       (188)       (371)
      Decrease in accrued expenses and other current liabilities       (144)       (311)
      Increase in unearned retainer income .....................        829         995
      Increase in other liabilities ............................          7          19
                                                                    -------     -------

        Net cash (used in) provided by operating activities ....       (154)        475
                                                                    -------     -------

Cash flows from investing activities:
  Capital expenditures .........................................        (70)        (64)
                                                                    -------     -------

        Net cash used in investing activities ..................        (70)        (64)
                                                                    -------     -------

Cash flows from financing activities:
  Principal borrowings under notes payable .....................      2,030          --
  Principal payments under notes payable .......................     (1,775)       (100)
  Proceeds from exercise of stock options ......................         24          --
                                                                    -------     -------

        Net cash provided by (used in) financing activities ....        279        (100)
                                                                    -------     -------

        Net increase in cash ...................................         55         311
Cash at beginning of period ....................................      1,951         901
                                                                    -------     -------
Cash at end of period ..........................................    $ 2,006     $ 1,212
                                                                    =======     =======

See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

A.  MANAGEMENT'S STATEMENT

In the opinion of Management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2002, and the results of operations and cash flows for the three month periods ended March 31, 2002 and 2001. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

FIND/SVP, Inc. and Subsidiaries (the "Company") have reclassified certain prior year balances to conform with the current presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company's 2001 Annual Report on Form 10-K.

B.  (LOSS) EARNINGS PER SHARE

Basic earnings per share are computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net (loss) income by a diluted weighted average number of common shares outstanding during the period. Such dilution is computed using the treasury stock method for the assumed conversion of stock options and warrants whose exercise price was less than the average market price of the common shares during the respective period, and certain additional dilutive effects of exercised and terminated stock options. For the three month period ended March 31, 2001 there were 7,609,012 diluted weighted average common shares outstanding. For the three month period ended March 31, 2002 there was no dilutive effect.

Options and warrants to purchase 3,495,122 and 1,805,439 common shares during the three months ended March 31, 2002 and 2001, respectively, were antidilutive and were therefore excluded from the computation of diluted earnings per share.

C.  MARKETABLE SECURITIES

In January 2002, the Company received shares when a mutual company converted to a stock company. The shares have been recorded as a marketable security at the fair market value, and the Company recognized $34,000 as other revenue.

D.  DEBT

The Company has a $1,000,000 line of credit at the prime commercial lending rate plus 0.5% reduced by outstanding letters of credit totaling $148,000. The line is renewable annually, and was put in place on December 30, 1999. No amounts were borrowed under the line of credit as of March 31, 2002.

In February 2002, the Company entered into a financing agreement with a commercial bank for a $2,000,000 Term Note, due December 31, 2006. The Term Note bears interest at prime plus 1.25%, and is payable in quarterly installments beginning March 31, 2002.

The proceeds from this Term Note were used to repay the $1,100,000 balance of the existing term note, dated August 1, 2000, and to repay the remaining portion of the Company's Senior Subordinated Notes.

E.  INCOME TAXES

The $201,000 income tax benefit as of March 31, 2002 represents 30% of the loss before benefit for income taxes. The difference between this rate and the statutory rate primarily relates to expenses that are not deductible for income tax purposes.

F.  NEW ACCOUNTING PRINCIPLES

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

The Company adopted SFAS No. 142 as of January 1, 2002. On an annual basis, the Company's amortization of goodwill had been approximately $10,000.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was adopted by the Company as of January 1, 2002. This standard also addresses issues associated with the disposal of a segment of a business. There was no effect of adoption of this standard on its consolidated financial position or results of operations as of January 1, 2002.

G.  STOCK OPTIONS

During the three month period ended March 31, 2002, options to purchase 149,250 shares of common stock were granted under the Company's Stock Option Plan, at prices ranging from $0.63 to $1.429.

During the three month period ended March 31, 2001, options to purchase 144,300 shares of common stock were granted under the Company's Stock Option Plan, at prices ranging from $0.625 to $0.6875.

Stock options that were granted in November 2001 for future services to be rendered to the Company by the Chief Executive Officer, the Chairman and a consultant were granted at a price below the fair market value of the Company's common stock on the measurement date for accounting purposes. Compensation expense related to such grants is amortized over the vesting period of the options and was $55,000 during the quarter ended March 31, 2002. Such expense is classified with selling, general and administrative expenses.

H.  SEGMENT REPORTING

The Company manages its consulting and business advisory services in two business segments: Quick Consulting (which includes LiveAnswer Desk ("LAD")) and Strategic Consulting. The Company operates primarily in the United States. The Company considers its quick consulting and strategic consulting services to be its core competency. Corporate and other relates to assets and activities that are not allocated to a segment.

-------------------------------------------------------------------------------------------
(in thousands)                                                 THREE MONTHS ENDED MARCH 31,
                                                               ----------------------------
                                                                   2002         2001
                                                                  -------     -------
REVENUES
   Quick Consulting, including LAD ...........................    $ 4,524     $ 5,174
   Strategic Consulting ......................................        520         949
                                                                  -------     -------
      Total revenues .........................................    $ 5,044     $ 6,123
                                                                  =======     =======

OPERATING INCOME
   Quick Consulting, including LAD ...........................    $   912     $ 1,289
   Strategic Consulting ......................................       (157)         (9)
                                                                  -------     -------
     Segment operating income ................................        755       1,280
   Corporate and other (1) ...................................     (1,429)     (1,256)
                                                                  -------     -------
     Income (loss) before provision (benefit) for income taxes    $  (674)    $    24
                                                                  =======     =======

(1)  Includes interest income and interest expense.
-------------------------------------------------------------------------------------------

I.   ACCRUED EXPENSES

During the quarter ended March 31, 2002 the Company accrued an additional liability of $188,000 related to contractual severance payments due to former members of the Operating Management Group. Such contractual severance benefits have been triggered by personnel changes after the change in control of the Company in November 2001.

Accrued restructuring charges of $94,000 were recorded at December 31, 2001 under a severance plan approved by the Board of Directors. The estimated cost of the accrued severance was increased by $21,000 during the quarter ended March 31, 2002 as final calculations were made, and $36,000 of such amounts were paid to 4 individuals during the quarter. The balance of the individuals covered under the plan have been released by May 15, 2002. The remainder of the balance will be paid through May 2003.


J.   SUBSEQUENT EVENT

In May 2002, the Company received the written commitment of its bank to revise the minimum tangible net worth covenant in its Term Note Agreement to $3,500,000, and the bank waived the prior covenant at the March 31, 2002 reporting date.

                                     ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2002 compared to three months ended March 31, 2001.

GENERAL

FIND/SVP, Inc. provides a broad consulting, advisory and business intelligence service to executives and other decision-making employees of client companies, primarily in the United States. The Company currently operates primarily in two business segments, providing consulting and business advisory services including: the Quick Consulting and Research Service ("QCS") which provides retainer clients with access to the expertise of the Company's staff and information resources as well as Live AnswerDesk ("LAD") services (together the "Quick Consulting" segment); and the Strategic Consulting and Research Group ("SCRG") which provides more extensive, in-depth custom market research and competitive intelligence information, as well as customer satisfaction and loyalty programs (the "Strategic Consulting" segment). The Company considers its QCS and SCRG service businesses, which operate as "consulting and business advisory" businesses, to be its core competency.

REVENUES

The Company's revenues decreased by $1,079,000 or 17.6% to $5,044,000 for the three-month period ended March 31, 2002 from $6,123,000 for the three-month period ended March 31, 2001.

QCS revenues decreased by 9.4%, LAD revenues decreased by 85.9% and SCRG revenues decreased by 45.1% for the three-month period ended March 31, 2002 as compared to the comparable period of the prior year. QCS accounted for 88.5% and 80.5%, LAD accounted for 0.6% and 3.4% and SCRG accounted for 10.3% and 15.5% of the Company's revenues for the three-month periods ended March 31, 2002 and 2001, respectively.

The decreases in revenue, in all aspects of the business, were directly related to the weakened economy, which began in the last quarter of 2001. Both segments of the Company's business were affected by cancellations and a drop-off in new business during the first quarter of 2002.

DIRECT COSTS

Direct costs (those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases) decreased by 9.8% or $286,000 to $2,638,000 for the three-month period ended March 31, 2002, from $2,924,000 for the three-month period ended March 31, 2001. Direct costs represented 52.3% and 47.8% of revenues for the three-month periods ended March 31, 2002 and 2001, respectively. The decrease in total direct costs in terms of dollars was due primarily to a decrease in the expenses incurred on behalf of clients.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by 1.3% or $41,000 to $3,080,000 for the three-month period ended March 31, 2002, from $3,121,000 for the three-month period ended March 31, 2001. The March 31, 2002 expenses included one-time costs of $188,000 for severance benefits relating to replacement of the Chief Financial Officer. Selling, general and administrative expenses represented 61.1% and 50.1% of revenues for the three-month periods ended March 31, 2002 and 2001, respectively. The decrease in selling, general and administrative expenses in terms of dollars was due primarily to reductions in general expenses in response to cost containment measures that began during the second half of 2001 and continued into 2002.

OPERATING INCOME

The Company had an operating loss of $674,000 for the three months ended March 31, 2002, as compared to operating income of $78,000 for the three months ended March 31, 2001.

INTEREST INCOME AND EXPENSE; OTHER ITEMS

During the three months ended March 31, 2002, the Company earned $6,000 in interest income, which decreased from $20,000 in 2000. The decrease was a result of lower cash balances in interest bearing accounts during the first quarter of 2002 as compared to the same period of 2001.

Interest expense was $40,000 for the three-month period ended March 31, 2002, which was a decrease from $74,000 for the same period in 2001. The decrease was a result of the replacement of the remaining Senior Subordinated Note with a term note bearing a lower interest rate.

In January 2002, the Company received shares when a mutual company converted to a stock company. The shares have been recorded as a marketable security at the fair market value, and the Company recognized $34,000 as other revenue.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary sources of liquidity and capital resources have been cash flow from operations, borrowings, and prepaid retainer fees provided by clients. Cash balances were $2,006,000 and $1,951,000 at March 31, 2002 and December 31, 2001, respectively. The Company's working capital position (current assets, less current liabilities) at March 31, 2002 was $2,489,000, as compared to $1,352,000 at December 31, 2001.

The Company believes that its cash generated from operations, together with its existing cash balances, will be sufficient to meet its operating cash needs and expected capital expenditures for the near term. To supplement possible short-term cash needs, the Company has a $1,000,000 line of credit at the prime commercial lending rate plus one-half percent, reduced by outstanding letters of credit totaling $148,000. No amounts were borrowed under the line of credit as of March 31, 2002.

Cash (used in ) provided by operating activities was ($154,000) and $475,000 in the three-month periods ended March 31, 2002 and 2001, respectively.

Cash used in investing activities was $70,000 and $64,000 in the three-month periods ended March 31, 2002 and 2001, respectively. The major portion of capital expenditures in 2002 and 2001 were for computer hardware upgrades and for leasehold improvements. The Company expects to spend approximately $530,000 for capital items during the remainder of 2002.

Cash provided by (used in) financing activities was $ 279,000 and ($100,000) in the three-month periods ended March 31, 2002 and 2001, respectively.

The Company believes that its current cash balance and cash flow from operations will be sufficient to cover its expected capital expenditures for the next 12 months and that it will have sufficient liquidity for the next 12 months.

During the three months ended March 31, 2002, the Company had the following non-cash transactions: options to purchase 149,250 shares of common stock were granted under the Company's Stock Option Plan, at prices ranging from $0.83 to $1.429.

During the three months ended March 31, 2001, the Company had the following non-cash transactions: options to purchase 144,300 shares of common stock were granted under the Company's Stock Option Plan, at prices ranging from $0.625 to $0.6875.

In May 2002, the Company received the written commitment of its bank to revise the minimum tangible net worth covenant in its Term Note agreement to $3,500,000, and the bank waived the prior covenant at the March 31, 2002 reporting date.

MARKET FOR COMPANY'S COMMON EQUITY

In April 2001, due to its failure to comply with NASDAQ's $1.00 minimum bid price requirement, the company's shares of Common Stock were delisted. Trading has continued to be conducted on the over-the-counter bulletin board.

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

                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company's assessment of its sensitivity to market risk as of March 31, 2002, as compared to the information included in
Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of the Company's Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FIND/SVP INC.
                                       (REGISTRANT)


DATE:  MAY 20, 2002                    /s/ DAVID WALKE
-------------------                    -----------------------------------------
                                       David Walke
                                       Chief Executive Officer

DATE:  MAY 20, 2002                    /s/ PETER M. STONE
-------------------                    -----------------------------------------
                                       Peter M. Stone
                                       Chief Financial Officer
                                       (Principal Financial Officer
                                       and Principal Accounting Officer)