Form 10-Q
period 2002-06-30
FIND SVP INC
filed 2002-08-09
CIK 801338

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

                  For the quarterly period ended June 30, 2002

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

             YES  _X_          NO ___


Number of shares of Common Stock outstanding at August 5, 2002:  10,177,977

                         FIND/SVP, INC. AND SUBSIDIARIES

                                      Index



                                                                            Page
PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements
         Condensed Consolidated Balance Sheets                                3
            June 30, 2002 (unaudited) and December 31, 2001

         Condensed Consolidated Statements of Operations                      4
             Six Months Ended June 30, 2002 and 2001 (unaudited)

         Condensed Consolidated Statements of Operations                      5
             Three Months Ended June 30, 2002 and 2001 (unaudited)

         Condensed Consolidated Statements of Cash Flows                      6
             Six Months Ended June 30, 2002 and 2001 (unaudited)

         Notes to Condensed Consolidated Financial Statements                 7

     ITEM 2. Management's Discussion and Analysis of Financial Condition     11
                 and Results of Operations

     ITEM 3. Quantitative and Qualitative Disclosures about Market Risk      15

PART II. OTHER INFORMATION

     ITEM 4. Submission of Matters to a Vote of Security Holders             16

     ITEM 6. Exhibits and Reports on Form 8-K                                17

SIGNATURES                                                                   18

                                     PART I.
                              FINANCIAL INFORMATION

                                     ITEM 1.
                              FINANCIAL STATEMENTS

                         FIND/SVP, INC. AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets
                (in thousands, except share and per share data)

                                                                         June 30,   December 31,
                                                                           2002         2001
                                                                       -----------  ------------
                                 ASSETS                                (unaudited)
Current assets:
    Cash and cash equivalents                                            $    959    $  1,951
    Marketable securities                                                      39          --
    Accounts receivable, net                                                2,084       1,415
    Note receivable                                                           138         138
    Deferred tax assets                                                       194         194
    Prepaid expenses and other current assets                                 444         311
                                                                         --------    --------
                  Total current assets                                      3,858       4,009

Equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $8,729 in 2002 and
    $8,264 in 2001                                                          2,611       2,892

Other assets:
    Deferred tax assets                                                     1,345       1,063
    Accrued rent receivable                                                   881         788
    Cash surrender value of life insurance                                    673         747
    Non-marketable equity securities                                          500         500
    Other assets                                                              503         384
                                                                         --------    --------
                                                                         $ 10,371    $ 10,383
                                                                         ========    ========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of notes payable                                  $    400    $    924
    Trade accounts payable                                                    499         469
    Accrued expenses and other                                              1,070       1,175
    Accrued interest                                                           10          89
                                                                         --------    --------
                  Total current liabilities                                 1,979       2,657
                                                                         --------    --------
Unearned retainer income                                                    2,181       1,753
Notes payable, including accrued deferred interest                          1,575         895
Other liabilities                                                             596         588

Commitments and contingencies

Shareholders' equity:
    Common stock, $.0001 par value.  Authorized 100,000,000 shares;
       issued and outstanding 10,172,977 at June 30, 2002 and
       10,043,443 at December 31, 2001                                          1           1
    Capital in excess of par value                                          7,194       6,985
    Accumulated deficit                                                    (3,155)     (2,496)
                                                                         --------    --------
                  Total shareholders' equity                                4,040       4,490
                                                                         --------    --------
                                                                         $ 10,371    $ 10,383
                                                                         ========    ========

See accompanying notes to condensed consolidated financial statements

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                            Six months ended June 30
                 (in thousands, except share and per share data)


                                                         2002           2001
                                                     ----------      ---------

Revenues                                             $   10,270      $  11,876
                                                     ----------      ---------
Operating expenses:
    Direct costs                                          5,207          5,713
    Selling, general and administrative expenses          5,976          6,228
                                                     ----------      ---------
       Operating loss                                      (913)           (65)

Interest income                                               9             35
Other income                                                 39             --
Interest expense                                            (76)          (137)
                                                     ----------      ---------
       Loss before benefit for income taxes                (941)          (167)

Benefit for income taxes                                   (282)           (42)
                                                     ----------      ---------
       Net loss                                      $     (659)     $    (125)
                                                     ==========      =========
Earnings per common share:
       Basic                                         $    (0.07)     $   (0.02)
                                                     ==========      =========
       Diluted                                       $    (0.07)     $   (0.02)
                                                     ==========      =========
Weighted average number of common shares:
       Basic                                         10,098,193      7,605,943
                                                     ==========      =========
       Diluted                                       10,098,193      7,605,943
                                                     ==========      =========








See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                           Three months ended June 30
                 (in thousands, except share and per share data)


                                                         2002            2001
                                                      ----------      ---------

Revenues                                              $    5,226      $   5,753
                                                      ----------      ---------
Operating expenses:
    Direct costs                                           2,569          2,789
    Selling, general and administrative expenses           2,896          3,107
                                                      ----------      ---------
       Operating loss                                       (239)          (143)

Interest income                                                3             15
Other income                                                   5             --
Interest expense                                             (36)           (63)
                                                      ----------      ---------
       Loss before benefit for income taxes                 (267)          (191)

Benefit for income taxes                                     (81)           (48)
                                                      ----------      ---------
       Net loss                                       $     (186)     $    (143)
                                                      ==========      =========
Earnings per common share:
       Basic                                          $    (0.02)     $   (0.02)
                                                      ==========      =========
       Diluted                                        $    (0.02)     $   (0.02)
                                                      ==========      =========

Weighted average number of common shares:
       Basic                                          10,134,611      7,605,943
                                                      ==========      =========
       Diluted                                        10,134,611      7,605,943
                                                      ==========      =========





See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                            Six months ended June 30
                                 (in thousands)

                                                                                   2002          2001
                                                                                 -------       -------
Cash flows from operating activities:
       Net loss                                                                  $  (659)      $  (125)

       Adjustments to reconcile net loss to net cash
          (used in) provided by operating activities:
              Depreciation and amortization                                          529           561
              Provision for losses on accounts receivable                             80           152
              Increase in marketable securities                                      (39)           --
              Stock option compensation expense                                      132            --

              Changes in assets and liabilities:
                 (Increase) decrease in accounts receivable                         (749)           22
                 Increase in prepaid expenses                                       (133)         (102)
                 Increase in deferred tax assets                                    (283)          (42)
                 Increase in other assets                                           (202)         (192)
                 Increase (decrease) in accounts payable                              30          (257)
                 Decrease in accrued expenses and other current liabilities         (183)         (290)
                 Increase in unearned retainer income                                428           273
                 Increase in other liabilities                                         8            28
                                                                                 -------       -------
                    Net cash (used in) provided by operating activities           (1,041)           28
                                                                                 -------       -------
Cash flows from investing activities:
       Capital expenditures                                                         (184)         (166)
       Repayment of note receivable                                                   --           137
                                                                                 -------       -------
                    Net cash used in investing activities                           (184)          (29)
                                                                                 -------       -------
Cash flows from financing activities:
       Principal borrowings under notes payable                                    2,030            --
       Principal payments under notes payable                                     (1,875)         (100)
       Proceeds from exercise of stock options                                        78            --
                                                                                 -------       -------
                    Net cash provided by (used in) financing activities              233          (100)
                                                                                 -------       -------
                    Net decrease in cash                                            (992)         (101)
Cash at beginning of period                                                        1,951           901
                                                                                 -------       -------
Cash at end of period                                                            $   959       $   800
                                                                                 =======       =======






See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


A. MANAGEMENT'S STATEMENT

In the opinion of Management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position at June 30, 2002, and the results of operations for the six and three month periods ended June 30, 2002 and 2001 and cash flows for the six month periods ended June 30, 2002 and 2001. All such adjustments are of a normal and recurring nature. Operating results for the six and three month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

FIND/SVP, Inc. and its Subsidiaries (the "Company") have reclassified certain prior year balances to conform with the current presentation. References in this report to "we," "us," or "our" refer to FIND/SVP, Inc. and its subsidiaries.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company's 2001 Annual Report on Form 10-K.

B. (LOSS) EARNINGS PER SHARE

Basic earnings per share are computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net (loss) income by a diluted weighted average number of common shares outstanding during the period. Such dilution is computed using the treasury stock method for the assumed conversion of stock options and warrants whose exercise price was less than the average market price of the common shares during the respective period, and certain additional dilutive effects of exercised and terminated stock options. For the six and three month periods ended June 30, 2002 and 2001 there was no dilutive effect.

Options and warrants to purchase 3,383,226 and 1,743,335 common shares during the six months ended June 30, 2002 and 2001, respectively, were antidilutive and were therefore excluded from the computation of diluted earnings per share. Options and warrants to purchase 3,452,705 and 1,779,180 common shares during the three months ended June 30, 2002 and 2001, respectively, were antidilutive and were therefore excluded from the computation of diluted earnings per share.

C. MARKETABLE SECURITIES

In January 2002, the Company received shares of common stock of a mutual company which had converted to a stock company. As a result, the Company recognized $34,000 as other revenue. These securities are classified as trading securities, as they are being held primarily for sale in the near term. The shares have been recorded at their fair market value. As a result, the Company recorded an unrealized holding gain on these securities of $5,000, which is included in other income for the six and three month periods ended June 30, 2002.

D. DEBT

The Company has a $1,000,000 line of credit at its lender's prime commercial lending rate plus 0.5%, reduced by outstanding letters of credit totaling $30,000. The line is renewable annually, and was put in place on December 30, 1999. No amounts were borrowed under the line of credit as of June 30, 2002.

In February 2002, the Company entered into a financing agreement with a commercial bank for a $2,000,000 Term Note, due December 31, 2006. The Term Note bears interest at prime plus 1.25%, and is payable in quarterly installments beginning March 31, 2002. As of June 30, 2002, there was $1,900,000 outstanding under this Term Note.

The proceeds from this Term Note were used to repay the $1,100,000 balance of the previous term note, dated August 1, 2000, and to repay the remaining portion of the Company's Senior Subordinated Notes.

The Company's debt agreements with its lender are secured by a general security interest in all of the Company's assets.

E. INCOME TAXES

The $282,000 income tax benefit as of June 30, 2002 represents 30% of the loss before benefit for income taxes. The difference between this rate and the statutory rate primarily relates to expenses that are not deductible for income tax purposes.

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

The Company adopted SFAS No. 142 as of January 1, 2002. On an annual basis, the Company's amortization of goodwill had been approximately $10,000. The Company retains $75,448 of net goodwill on its balance sheet.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," which will be adopted by the Company as of January 1, 2003. This standard addresses issues associated with the retirement of tangible long-lived assets. The Company has not completed its evaluation of the impact, if any, on its consolidated financial position and results of operations that will result from the adoption of this standard.

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

G. STOCK OPTIONS

During the six month period ended June 30, 2002, options to purchase 256,750 shares of common stock were granted under the Company's Stock Option Plan, at prices ranging from $0.83 to $1.50.

During the six month period ended June 30, 2001, options to purchase 181,550 shares of common stock were granted under the Company's Stock Option Plan, at prices ranging from $0.625 to $0.800.

Stock options that were granted in November 2001 for future services to be rendered to the Company by the Chief Executive Officer, the Chairman and a consultant were granted at a price below the fair market value of the Company's common stock on the measurement date for accounting purposes. Compensation expense related to such grants is amortized over the vesting period of the options and was $132,000 and $77,000 in the six and three month periods ended June 30, 2002.

At the Annual Meeting of Shareholders of the Company on June 6, 2002, an amendment to the Company's 1996 Stock Option Plan was ratified whereby the number of shares of common stock issuable thereunder was increased from 1,650,000 to 3,500,000.

H. SEGMENT REPORTING

The Company manages its consulting and business advisory services in two business segments: Quick Consulting (which includes LiveAnswer Desk ("LAD")) and Strategic Consulting. The Company operates primarily in the United States. The Company considers its quick consulting and strategic consulting services to be its core businesses. References to "Corporate and other" in our financial statements refer to assets and activities that are not allocated to a segment.

-------------------------------------------------------------------------------------------------
(in thousands)                                            SIX MONTHS              THREE MONTHS
                                                       ----------------        -----------------
                                                        ENDED JUNE 30,           ENDED JUNE 30,
                                                       ----------------        -----------------
                                                       2002        2001        2002         2001
                                                       ----        ----        ----         ----
REVENUES
--------
   Quick Consulting, including LAD                   $  9,131    $ 10,224    $  4,607    $  5,051
   Strategic Consulting                                 1,139       1,652         619         702
                                                     --------------------------------------------
      Total revenues                                 $ 10,270    $ 11,876    $  5,226    $  5,753
                                                     ============================================
OPERATING INCOME
----------------
   Quick Consulting, including LAD                   $  1,852    $  2,524    $    940    $  1,236
   Strategic Consulting                                  (172)        (87)        (15)        (79)
                                                     --------------------------------------------
     Segment operating income                           1,680       2,437         925       1,157
   Corporate and other (1)                             (2,621)     (2,604)     (1,192)     (1,348)
                                                     --------------------------------------------
     Loss before benefit for income taxes            $   (941)   $   (167)   $   (267)   $   (191)
                                                     ============================================
(1) Includes interest income and interest expense
-------------------------------------------------------------------------------------------------

I. ACCRUED EXPENSES

During the quarter ended March 31, 2002 the Company accrued an additional liability of $188,000 related to contractual severance payments due to a former member of the Operating Management Group. Such contractual severance benefits were triggered by personnel changes after the change in control of FIND/SVP, Inc. in November 2001.

Accrued restructuring charges of $228,000 were recorded at December 31, 2001 under a severance plan approved by our Board of Directors. The estimated cost of the accrued severance was increased by $21,000 during the quarter ended March 31, 2002 as final calculations were made. Payments totaling $112,000 were made to 9 individuals during the six months ended June 30, 2002. The remainder of the balance will be paid through May 2003.

J. SUBSEQUENT EVENT

In July 2002, the Company borrowed $1,000,000 under its line of credit, of which approximately $824,000 was used to acquire approximately 3% of the outstanding common shares of a publicly traded research and consulting company in connection with potential strategic opportunities involving such company. The Company may in the future sell these shares to an affiliated third-party in connection with such potential strategic opportunities. The Company consulted with, and obtained the consent of, its lender with respect to this transaction.

                                     ITEM 2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Six and three months ended June 30, 2002 compared to six and three months ended June 30, 2001.

GENERAL

FIND/SVP, Inc. provides a broad range of consulting, advisory and business intelligence service to executives and other decision-making employees of client companies, primarily in the United States. The Company currently operates primarily in two business segments, providing consulting and business advisory services including: the Quick Consulting and Research Service ("QCS") which provides retainer clients with access to the expertise of the Company's staff and information resources as well as Live AnswerDesk ("LAD") services (together the "Quick Consulting" segment); and the Strategic Consulting and Research Group ("SCRG") which provides more extensive, in-depth custom market research and competitive intelligence information, as well as customer satisfaction and loyalty programs (the "Strategic Consulting" segment). The Company considers its QCS and SCRG service businesses, which operate as "consulting and business advisory" businesses, to be its core businesses.

REVENUES

Revenues decreased by $1,606,000 or 13.5% to $10,270,000 for the six-month period ended June 30, 2002 from $11,876,000 for the six-month period ended June 30, 2001. Revenues decreased by $527,000 or 9.2% to $5,226,000 for the three-month period ended June 30, 2002 from $5,753,000 for the three-month period ended June 30, 2001.

QCS revenues decreased by 7.5%, LAD revenues decreased by 87.6% and SCRG revenues decreased by 31.1% for the six-month period ended June 30, 2002 as compared to the comparable period of the prior year. QCS accounted for 87.8% and 82.1%, LAD accounted for 0.5% and 3.4% and SCRG accounted for 11.1% and 13.9% of our revenues for the six-month periods ended June 30, 2002 and 2001, respectively.

QCS revenues decreased by 5.6%, LAD revenues decreased by 89.4% and SCRG revenues decreased by 11.8% for the three-month period ended June 30, 2002 as compared to the comparable period of the prior year. QCS accounted for 87.1% and 83.6%, LAD accounted for 0.4% and 3.4% and SCRG accounted for 11.8% and 12.2% of our revenues for the three-month periods ended June 30, 2002 and 2001, respectively.

We believe that the decreases in revenue, in all aspects of our business, were related to the weakened economy and the weakened market for the Company's services, most notably since the events of September 11, 2001. Both segments of our business were affected by cancellations, which were not sufficiently offset by new business, during the first six months of 2002.

DIRECT COSTS

Direct costs (those costs directly related to generating revenue, such as direct labor and expenses incurred to provide services to clients and the costs of electronic resources and databases) decreased by 8.9% or $506,000 to $5,207,000 for the six-month period ended June 30, 2002, from $5,713,000 for the six-month period ended June 30, 2001. Direct costs represented 50.7% and 48.1% of revenues for the six-month periods ended June 30, 2002 and 2001, respectively.

Direct costs decreased by 7.9% or $220,000 to $2,569,000 for the three-month period ended June 30, 2002, from $2,789,000 for the three-month period ended June 30, 2001. Direct costs represented 49.2% and 48.5% of revenues for the three-month periods ended June 30, 2002 and 2001, respectively.

The decrease in total direct costs in terms of dollars was due primarily to the decrease in revenues, as well as various cost containment measures implemented by the Company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by 4.0% or $252,000 to $5,976,000 for the six-month period ended June 30, 2002, from $6,228,000 for the six-month period ended June 30, 2001. The June 30, 2002 expenses include one-time costs of $188,000 for severance benefits relating to the resignation of our former Chief Financial Officer. Selling, general and administrative expenses represented 58.2% and 52.4% of revenues for the six-month periods ended June 30, 2002 and 2001, respectively.

Selling, general and administrative expenses decreased by 6.8% or $211,000 to $2,896,000 for the three-month period ended June 30, 2002, from $3,107,000 for the three-month period ended June 30, 2001. Selling, general and administrative expenses represented 55.4% and 54.0% of revenues for the three-month periods ended June 30, 2002 and 2001, respectively.

The decrease in selling, general and administrative expenses in terms of dollars was due primarily to various cost containment measures that were implemented during the second half of 2001 and the first half of 2002.

OPERATING INCOME

The Company had an operating loss of $913,000 for the six months ended June 30, 2002, as compared to an operating loss of $65,000 for the six months ended June 30, 2001.

The Company had an operating loss of $239,000 for the three months ended June 30, 2002, as compared to an operating loss of $143,000 for the three months ended June 30, 2001.

INTEREST INCOME AND EXPENSE; OTHER ITEMS

During the six months ended June 30, 2002, the Company earned $9,000 in interest income, which decreased from $35,000 for the same period in 2001. During the three months ended June 30, 2002, the Company earned $3,000 in interest income, which decreased from $15,000 for the same period in 2001. The decrease was a result of lower cash balances in interest bearing accounts during the first half of 2002 as compared to the same period in 2001.

Interest expense was $76,000 for the six-month period ended June 30, 2002, which was a decrease from $137,000 for the same period in 2001. Interest expense was $36,000 for the three-month period ended June 30, 2002, which was a decrease from $63,000 for the same period in 2001. The decrease was a result of the replacement of the remaining Senior Subordinated Note with a term note bearing a lower interest rate.

In January 2002, the Company received shares of common stock of a mutual company which converted to a stock company. The Company recognized $34,000 as other revenue at that time. These securities are classified as trading securities, as they are being held primarily for sale in the near term. The shares have been recorded at the fair market value. As a result, the Company recorded an unrealized holding gain on these securities of $5,000, which is included in other income for the six and three month periods ended June 30, 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our preparation of our financial statements requires us to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, as more fully disclosed in our 2001 annual report on Form 10-K. Accounting policies which we believe are critical to our business operations and the understanding of our results of operations continue to include accounting for non-marketable equity securities and income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary sources of liquidity and capital resources have been cash flow from operations (including prepaid retainer fees from clients) and borrowings. Cash balances were $959,000 and $1,951,000 at June 30, 2002 and December 31, 2001, respectively. The Company's working capital position (current assets less current liabilities) at June 30, 2002 was $1,879,000, as compared to $1,352,000 at December 31, 2001.

The Company believes that its cash generated from operations, together with its existing cash balances, will be sufficient to meet its operating cash needs and expected capital expenditures for the near term. To supplement possible short-term cash needs, the Company maintains a $1,000,000 line of credit at its lender's prime commercial lending rate plus one-half percent, reduced by outstanding letters of credit totaling $30,000. No amounts were borrowed under the line of credit as of June 30, 2002. In July 2002, the Company borrowed $1,000,000 under its line of credit, of which approximately $824,000 was used to acquire approximately 3% of the outstanding common shares of a publicly traded research and consulting company in connection with potential strategic opportunities involving such company. The Company may in the future sell these shares to an affiliated third-party in connection with such potential strategic opportunities. The Company consulted with, and obtained the consent of, its lender with respect to this transaction.

Cash (used in) provided by operating activities was ($1,041,000) and $28,000 in the six-month periods ended June 30, 2002 and 2001, respectively.

Cash used in investing activities was $184,000 and $29,000 in the six-month periods ended June 30, 2002 and 2001, respectively. The major portion of capital expenditures in 2002 and 2001 were for computer hardware upgrades and for leasehold improvements. The Company expects to spend approximately $175,000 for capital items during the remainder of 2002.

Cash provided by (used in) financing activities was $233,000 and ($100,000) in the six-month periods ended June 30, 2002 and 2001, respectively.

The Company believes that its current cash balance and cash flow from operations will be sufficient to cover its expected capital expenditures for the next 12 months and that it will have sufficient liquidity for the next 12 months.

During the six months ended June 30, 2002, the Company granted options to purchase 256,750 shares of common stock under the Company's Stock Option Plan, at prices ranging from $0.83 to $1.50.

During the six months ended June 30, 2001, the Company granted options to purchase 181,550 shares of common stock under the Company's Stock Option Plan, at prices ranging from $0.625 to $0.800.

In May 2002, the Company's lender agreed to revise the minimum tangible net worth covenant in our Term Note agreement to $3,500,000, and the bank waived the prior covenant at the March 31, 2002 reporting date.

The Company's debt agreements with its lender are secured by a general security interest in all of the Company's assets.

MARKET FOR COMPANY'S COMMON EQUITY

In April 2001, due to our failure to comply with NASDAQ's $1.00 minimum bid price requirement, our shares of common stock were delisted. Trading has continued to be conducted on the over-the-counter bulletin board.

INFLATION

The Company has historically been able to increase the prices of its products and services sufficiently to offset the effects of inflation on direct costs, and anticipates that it will be able to do so in the future.

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

                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The financial position of the Company is subject to market risk associated with interest rate movements on outstanding debt. Nearly all of the Company's debt obligations are based upon variable interest rates. The carrying value of the Company's variable rate debt obligations approximates fair value as the market rate is based on our lender's prime rate. An increase in the underlying interest rates would result in a corresponding increase in interest expense, based on the then outstanding borrowings.

In July 2002, the Company borrowed $1,000,000 under its line of credit in connection with potential strategic opportunities involving a research and consulting company. As a result, the Company's total outstanding debt increased as compared to December 31, 2001, which has increased the Company's exposure to interest rate market risk.

Except as set forth in the preceding paragraph, there has been no material change in the Company's assessment of its sensitivity to market risk as of June 30, 2002, as compared to the information included in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of the Company's Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002.

                                    PART II.
                                OTHER INFORMATION

                                     ITEM 4.
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The  Company  held  its  annual  meeting  of   shareholders  on  June  6,  2002.
Shareholders voted on four proposals.

The following votes were cast on Proposal #1, for the nominees for election of directors, and all such nominees were elected.

                                     FOR          AGAINST      WITHHELD

      Martin E. Franklin          5,442,501          0          20,668
      David Walke                 5,442,001          0          21,168
      Andrew P. Garvin            5,437,901          0          25,268
      Marc L. Reisch              5,442,501          0          20,668
      Robert J. Sobel             5,442,501          0          20,668
      Warren Struhl               5,435,606          0          27,563

The following votes were cast on Proposal #2, to amend the Company's 1996 Stock Option Plan to increase the number of shares of common stock issuable thereunder from 1,650,000 to 3,500,000.

5,211,399 votes for the ratification and approval
241,365 votes against the ratification and approval
13,405 votes abstained from voting

The following votes were cast on Proposal #3, to amend the Company's Certificate of Incorporation to increase the number of authorized shares of common stock, par value $.0001 per share, from 20,000,000 to 100,000,000.

5,347,164 votes for the ratification and approval
103,800 votes against the ratification and approval
10,505 votes abstained from voting
4,700 votes did not vote

The following votes were cast on Proposal #4, on the ratification of the selection of Deloitte & Touche LLP as independent auditors for the Company for the year ending December 31, 2002.

4,097,052 votes for the ratification and approval
7,570 votes against the ratification and approval
1,356,847 votes abstained from voting
4,700 votes did not vote

                                     ITEM 6
                        EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q.

       *10.1 Employment Agreement between Peter M. Stone and FIND/SVP, Inc. dated May 13th, 2002.

       *10.2 Employment Agreement between Daniel S. Fitzgerald and FIND/SVP, Inc. dated January 17th, 2002.

       99.1 Written Statement by the Chief Executive Officer and Chief Financial Officer of FIND/SVP, Inc.

       *This exhibit represents a management contract.

(b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              FIND/SVP Inc.
                                              -------------
                                              (REGISTRANT)



Date:  August 9, 2002                         /s/ DAVID WALKE
---------------------                         ----------------------------------
                                              David Walke
                                              Chief Executive Officer


Date:  August 9, 2002                         /s/ PETER M. STONE
---------------------                         ----------------------------------
                                              Peter M. Stone
                                              Chief Financial Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)