Form 10-Q
period 2002-09-30
FIND SVP INC
filed 2002-11-12
CIK 801338

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               ------------------

                For the quarterly period ended September 30, 2002

                           Commission file no.0-15152

                                 FIND/SVP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              New York                                     13-2670985
  ---------------------------------                  ---------------------
   (State or other jurisdiction                        (I.R.S. employer
  of incorporation or organization)                   identification no.)


                625 Avenue of the Americas, New York, NY  10011
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code:  (212) 645-4500


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES  X                               NO
                    ---                                 ---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                YES                                  NO  X
                    ---                                 ---



Number of shares of Common Stock outstanding at November 6, 2002: 10,181,327

                         FIND/SVP, INC. AND SUBSIDIARIES

                                      Index



                                                                            Page
PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements
         Condensed Consolidated Balance Sheets                                 3
            September 30, 2002 (unaudited) and December 31, 2001

         Condensed Consolidated Statements of Operations                       4
             Nine Months Ended September 30, 2002 and 2001 (unaudited)

         Condensed Consolidated Statements of Operations                       5
             Three Months Ended September 30, 2002 and 2001 (unaudited)

         Condensed Consolidated Statements of Cash Flows                       6
             Nine Months Ended September 30, 2002 and 2001 (unaudited)

         Notes to Condensed Consolidated Financial Statements                  7

     ITEM 2. Management's Discussion and Analysis of Financial Condition      12
                 and Results of Operations

     ITEM 3. Quantitative and Qualitative Disclosures about Market Risk       17

     ITEM 4. Disclosure Controls and Procedures                               18

PART II. OTHER INFORMATION

     ITEM 2. Changes in Securities and Use of Proceeds                        19

     ITEM 6. Exhibits and Reports on Form 8-K                                 20

SIGNATURES                                                                    21

CERTIFICATIONS                                                                22

                                     PART I.
                              FINANCIAL INFORMATION

                                     ITEM 1.
                              FINANCIAL STATEMENTS

                         FIND/SVP, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                (in thousands, except share and per share data)

                                                                      September 30,  December 31,
                                                                          2002          2001
                                                                      -------------  ------------
                                                                      (unaudited)
                              ASSETS
Current assets:
    Cash and cash equivalents                                           $    829      $  1,951
    Marketable securities                                                    786            --
    Accounts receivable, net                                               1,658         1,415
    Note receivable                                                          110           138
    Deferred tax assets                                                      194           194
    Prepaid expenses and other current assets                                947           828
                                                                        --------      --------
                  Total current assets                                     4,524         4,526

Equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $8,890 in 2002 and
    $8,264 in 2001                                                         2,529         2,892

Other assets:
    Deferred tax assets                                                    1,321         1,063
    Accrued rent receivable                                                  640           580
    Cash surrender value of life insurance                                   690           747
    Non-marketable equity securities                                         500           500
    Other assets, including $75,448 of goodwill for both periods             509           384
                                                                        --------      --------
                                                                        $ 10,713      $ 10,692
                                                                        ========      ========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of notes payable                                 $  1,400      $    924
    Trade accounts payable                                                   240           469
    Accrued expenses and other                                             1,466         1,692
    Accrued interest                                                          --            89
                                                                        --------      --------
                  Total current liabilities                                3,106         3,174
                                                                        --------      --------
Unearned retainer income                                                   1,640         1,753
Notes payable, including accrued deferred interest                         1,375           895
Other liabilities                                                            422           380
Commitments and contingencies
Shareholders' equity:
    Common stock, $.0001 par value.  Authorized 100,000,000 shares;
       issued and outstanding 10,177,977 at September 30, 2002 and
       10,043,443 at December 31, 2001                                         1             1
    Capital in excess of par value                                         7,267         6,985
    Accumulated deficit                                                   (3,098)       (2,496)
                                                                        --------      --------
                  Total shareholders' equity                               4,170         4,490
                                                                        --------      --------
                                                                        $ 10,713      $ 10,692
                                                                        ========      ========


See accompanying notes to condensed consolidated financial statements

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                         Nine months ended September 30
                 (in thousands, except share and per share data)



                                                        2002            2001
                                                   ------------    ------------

Revenues                                           $     15,479    $     17,257
                                                   ------------    ------------

Operating expenses:
    Direct costs                                          7,698           8,397
    Selling, general and administrative expenses          8,582           9,193
                                                   ------------    ------------

       Operating loss                                      (801)           (333)

Interest income                                              12              42
Other income                                                 44              --
Interest expense                                           (118)           (199)
                                                   ------------    ------------

       Loss before benefit for income taxes                (863)           (490)

Benefit for income taxes                                   (258)           (152)
                                                   ------------    ------------
       Net loss                                    $       (605)   $       (338)
                                                   ============    ============


Earnings per common share:
       Basic                                       $      (0.06)   $      (0.04)
                                                   ============    ============
       Diluted                                     $      (0.06)   $      (0.04)
                                                   ============    ============

Weighted average number of common shares:
       Basic                                         10,132,731       7,605,943
                                                   ============    ============
       Diluted                                       10,132,731       7,605,943
                                                   ============    ============







See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                         Three months ended September 30
                 (in thousands, except share and per share data)

                                                                         2002             2001
                                                                    ------------     ------------

Revenues                                                            $      5,209     $      5,381
                                                                    ------------     ------------
Operating expenses:
    Direct costs                                                           2,491            2,684
    Selling, general and administrative expenses                           2,605            2,965
                                                                    ------------     ------------

       Operating income (loss)                                               113             (268)

Interest income                                                                3                7
Other income                                                                   5               --
Interest expense                                                             (42)             (62)
                                                                    ------------     ------------
       Income (loss) before provision (benefit) for income taxes              79             (323)

Provision (benefit) for income taxes                                          24             (110)
                                                                    ------------     ------------
       Net income (loss)                                            $         55     $       (213)
                                                                    ============     ============

Earnings per common share:
       Basic                                                        $       0.01     $      (0.03)
                                                                    ============     ============
       Diluted                                                      $       0.00     $      (0.03)
                                                                    ============     ============

Weighted average number of common shares:
       Basic                                                          10,200,680        7,605,943
                                                                    ============     ============
       Diluted                                                        11,583,601        7,605,943
                                                                    ============     ============









See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                         Nine months ended September 30
                                 (in thousands)

                                                                                2002        2001
                                                                              -------     -------
Cash flows from operating activities:
       Net loss                                                               $  (605)    $  (338)

       Adjustments to reconcile net loss to net cash
          (used in) provided by operating activities:
              Depreciation and amortization                                       706         819
              Amortization of deferred financing fees                              12          12
              Provision for losses on accounts receivable                         126         310
              Unrealized gain on  marketable securities                           (43)         --
              Stock option compensation expense                                   200          --

              Changes in assets and liabilities:
                 Increase in marketable securities                               (743)         --
                 (Increase) decrease in accounts receivable                      (369)        353
                 Increase in prepaid expenses                                    (110)       (109)
                 Increase in deferred tax assets                                 (258)       (152)
                 Increase in other assets                                        (228)       (338)
                 Decrease in accounts payable                                    (229)       (231)
                 Decrease in accrued expenses and
                 other current liabilities                                       (311)       (156)
                 Decrease in unearned retainer income                            (113)       (304)
                 Increase in other liabilities                                     42          30
                                                                              -------     -------
                    Net cash used in operating activities                      (1,923)       (104)
                                                                              -------     -------
Cash flows from investing activities:
       Capital expenditures                                                      (264)       (275)
       Repayment of note receivable                                                28         137
                                                                              -------     -------
                    Net cash used in investing activities                        (236)       (138)
                                                                              -------     -------
Cash flows from financing activities:
       Principal borrowings under notes payable                                 3,030          --
       Principal payments under notes payable                                  (2,075)       (150)
       Proceeds from exercise of stock options                                     82          --
                                                                              -------     -------
                    Net cash provided by (used in) financing activities         1,037        (150)
                                                                              -------     -------
                    Net decrease in cash                                       (1,122)       (392)
Cash at beginning of period                                                     1,951         901
                                                                              -------     -------
Cash at end of period                                                         $   829     $   509
                                                                              =======     =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                                 $   105     $    88
                                                                              =======     =======
Taxes paid                                                                    $     1     $    --
                                                                              =======     =======






See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


A. MANAGEMENT'S STATEMENT

In the opinion of Management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position at September 30, 2002, and the results of operations for the nine and three month periods ended September 30, 2002 and 2001 and cash flows for the nine month periods ended September 30, 2002 and 2001. All such adjustments are of a normal and recurring nature. Operating results for the nine and three month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

FIND/SVP, Inc. and its Subsidiaries (the "Company") have reclassified certain prior year balances to conform with the current year presentation. References in this report to "we," "us," or "our" refer to FIND/SVP, Inc. and its subsidiaries.

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

B. (LOSS) EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding . Diluted earnings per share is computed by dividing net income (loss) by a diluted weighted average number of common shares outstanding. Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless they are anti-dilutive. In computing basic and diluted earnings per share for the nine months ended September 30, 2002 and 2001, the Company used a weighted average number of common shares outstanding of 10,132,731 and
7,605,943, respectively. In computing basic earnings per share for the three months ended September 30, 2002 and 2001, the Company used a weighted average number of common shares outstanding of 10,200,680 and 7,605,943, respectively. In computing diluted earnings per share for the three months ended September 30, 2002 and 2001, the Company used a weighted average number of common shares outstanding of 11,583,601 and 7,605,943, respectively. For the three months ended September 30, 2002, diluted weighted average number of common shares outstanding exceeded that of basic by 1,382,922, which represented the dilutive effect of 3,045,372 options and warrants after applying the treasury stock method.

Options and warrants to purchase 3,417,622 and 1,763,630 common shares during the nine months ended September 30, 2002 and 2001, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive. Options and warrants to purchase 372,250 and 1,808,222 common shares during the three months ended September 30, 2002 and 2001, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

C. MARKETABLE SECURITIES

In January 2002, the Company received shares of common stock of a mutual company that had converted to a stock company. As a result, the Company recognized $33,000 as other revenue. These securities are classified as trading securities, as they are being held primarily for sale in the near term. The shares have been recorded at their fair market value. As a result, the Company recorded an unrealized holding loss on these securities of $6,000 and $1,000, which is included in other income for the nine and three month periods ended September 30, 2002, respectively.

In July 2002, the Company acquired approximately 3% of the outstanding common shares of a publicly traded research and consulting company for approximately $824,000. The Company sold a portion of its holdings for $82,000, which approximated the carrying value of these securities. These securities are classified as trading securities, as they are being held primarily for sale in the near term. The shares have been recorded at their fair market value. As a result, the Company recorded an unrealized holding gain on these securities of $11,000, which is included in other income for the nine and three month periods ended September 30, 2002. In October 2002, the Company sold its remaining shares of a publicly traded research and consulting company for $742,000, which approximated carrying value.


D. DEBT

The Company has a $1,000,000 line of credit at its lender's prime commercial lending rate plus 0.5%. The Company, as of September 30, 2002, had outstanding letters of credit totaling $30,000. The line is renewable annually, and was put in place on December 30, 1999. In July 2002, the Company borrowed $1,000,000 under its line of credit, of which approximately $824,000 was used to acquire approximately 3% of the outstanding common shares of a publicly traded research and consulting company. Interest expense for the nine and three months ended September 30, 2002 related to this line of credit was $6,700. The Company consulted with, and obtained the consent of, its lender with respect to this transaction. As of September 30, 2002, the Company had no more borrowing capacity under the line of credit. The Company sold a portion of its holdings for approximately $82,000, which approximated the carrying value of these securities, during the quarter ended September 30, 2002. In October 2002, the Company sold its remaining shares of a publicly traded research and consulting company for $742,000, which approximated carrying value.

In February 2002, the Company entered into a financing agreement with a commercial bank for a $2,000,000 Term Note, due December 31, 2006. The Term Note bears interest at prime plus 1.25%, and is payable in quarterly installments beginning March 31, 2002. As of September 30, 2002, there was $1,700,000 of principal outstanding under this Term Note. Interest expense for the nine and three months ended September 30, 2002 related to this Term Note was $67,000 and $28,000, respectively.

The proceeds from this Term Note were used to repay the $1,100,000 balance of a previous term note, dated August 1, 2000, and to repay the remaining portion of the Company's Senior Subordinated Notes.

The Company's debt agreements with its lender are secured by a general security interest in all of the Company's assets.

E. INCOME TAXES

The ($258,000) income tax (benefit) for the nine months ended September 30, 2002 and the $24,000 income tax provision for the three months ended September 30, 2002 represents 30% of the (loss)/income before (benefit) provision for income taxes. The difference between this rate and the statutory rate primarily relates to expenses that are not deductible for income tax purposes.


F. NEW ACCOUNTING PRINCIPLES

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS, effective July 1, 2001, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

The Company adopted SFAS No. 142 as of January 1, 2002. On an annual basis, the Company's amortization of goodwill had been approximately $10,000. The Company retains $75,448 of net goodwill on its balance sheet in other assets.

In July 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which will be adopted by the Company as of January 1, 2003. This standard addresses issues associated with the retirement of tangible long-lived assets. The Company does not believe that there will be any impact on its consolidated financial position and results of operations that will result from the adoption of this standard.

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which was adopted by the Company as of January 1, 2002. This standard also addresses issues associated with the disposal of a segment of a business. There was no effect of adoption of this standard on its consolidated financial position or results of operations as of January 1, 2002.

In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. This statement eliminates the automatic classification of gain or loss on extinguishments of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. The Company will adopt this statement on January 1, 2003. Management believes that the adoption of this standard will not have an impact on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management believes that the adoption of this standard will not have an impact on the Company's reported financial position or results of operations, as treatment of this standard is prospective.

G. STOCK OPTIONS

During the nine month period ended September 30, 2002, options to purchase 321,750 shares of common stock were granted under the Company's Stock Option Plan, at prices ranging from $0.83 to $1.50.

During the nine month period ended September 30, 2001, options to purchase 181,550 shares of common stock were granted under the Company's Stock Option Plan, at prices ranging from $0.625 to $0.800.

Stock options that were granted in November 2001 for future services to be rendered to the Company by the Chief Executive Officer, the Chairman and a consultant were granted at a price below the fair market value of the Company's common stock on the measurement date for accounting purposes. Compensation expense related to such grants is amortized over the vesting period of the options and was $200,000 and $68,000 in the nine and three month periods ended September 30, 2002, respectively.

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

------------------------------------------------------------------------------------------------
(in thousands)                                        NINE MONTHS               THREE MONTHS
                                                  ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                 --------------------      --------------------
                                                   2002        2001          2002        2001
                                                 --------    --------      --------    --------
REVENUES
   Quick Consulting, including LAD               $ 13,789    $ 14,907      $  4,658    $  4,683
   Strategic Consulting                             1,690       2,350           551         698
                                                 --------------------      --------------------
      Total revenues                             $ 15,479    $ 17,257      $  5,209    $  5,381
                                                 ====================      ====================

OPERATING INCOME
   Quick Consulting, including LAD               $  3,005    $  3,509      $  1,152    $    985
   Strategic Consulting                              (183)        (96)          (11)         (9)
                                                 --------------------      --------------------
     Segment operating income                       2,822       3,413         1,141         976
                                                 --------------------      --------------------
   Corporate and other (1)                         (3,685)     (3,903)       (1,062)     (1,299)
                                                 --------------------      --------------------
     (Loss) Income before provision (benefit)
     for income taxes                            $   (863)   $   (490)     $     79    $   (323)
                                                 ====================      ====================

(1) Includes interest income and interest expense
------------------------------------------------------------------------------------------------

I. ACCRUED EXPENSES

During the quarter ended March 31, 2002 the Company accrued an additional liability of $188,000 related to contractual severance payments due to the former Chief Financial Officer, a former member of the Operating Management Group. Such contractual severance benefits were triggered by personnel changes after the change in control of FIND/SVP, Inc. in November 2001. Severance benefits relating to the resignation of our former Chief Financial Officer were reduced by $93,000 during the three-month period ended September 30, 2002, as the result of a revised agreement between the Company and the former Chief Financial Officer that was signed in the quarter ended September 30, 2002.

Accrued restructuring charges of $228,000 were recorded at December 31, 2001 under a severance plan approved by our Board of Directors. The estimated cost of the accrued severance was increased by $21,000 during the quarter ended March 31, 2002 as final calculations were made. Payments totaling $206,000 were made to 9 individuals during the nine months ended September 30, 2002. The remainder of the balance will be paid through May 2003.


J. SUBSEQUENT EVENTS

In October 2002, the Company sold its remaining shares of a publicly traded research and consulting company for $742,000, which approximated carrying value.

In October 2002, options to purchase 60,500 shares of common stock were granted under the Company's Stock Option Plan, at a grant price of $1.40.

                                     ITEM 2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Nine and three months ended September 30, 2002 compared to nine and three months ended September 30, 2001.


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


REVENUES

Revenues decreased by $1,778,000 or 10.3% to $15,479,000 for the nine-month period ended September 30, 2002 from $17,257,000 for the nine-month period ended September 30, 2001. Revenues decreased by $172,000 or 3.2% to $5,209,000 for the three-month period ended September 30, 2002 from $5,381,000 for the three-month period ended September 30, 2001.

QCS revenues decreased by 5.6%, LAD revenues decreased by 83.1% and SCRG revenues decreased by 27.7% for the nine-month period ended September 30, 2002 as compared to the comparable period of the prior year. QCS accounted for 87.7% and 83.4%, LAD accounted for 0.5% and 2.4% and SCRG accounted for 11.0% and 13.6% of our revenues for the nine-month periods ended September 30, 2002 and 2001, respectively.

QCS revenues decreased by 1.6%, LAD revenues decreased by 47.5% and SCRG revenues decreased by 19.7% for the three-month period ended September 30, 2002 as compared to the comparable period of the prior year. QCS accounted for 87.6% and 86.1%, LAD accounted for 0.4% and 0.3% and SCRG accounted for 10.8% and 13.4% of our revenues for the three-month periods ended September 30, 2002 and 2001, respectively.

We believe that the decreases in revenue, in all aspects of our business, were related to the weakened economy and the weakened market for the Company's services, most notably since the events of September 11, 2001. Both segments of our business were affected by cancellations, which were not sufficiently offset by new business, during the first nine months of 2002.


DIRECT COSTS

Direct costs (those costs directly related to generating revenue, such as direct labor and expenses incurred to provide services to clients and the costs of electronic resources and databases) decreased by 8.3% or $699,000 to $7,698,000 for the nine-month period ended September 30, 2002, from $8,397,000 for the nine-month period ended September 30, 2001. Direct costs represented 47.2% and 47.7% of revenues for the nine-month periods ended September 30, 2002 and 2001, respectively.

Direct costs decreased by 7.2% or $193,000 to $2,491,000 for the three-month period ended September 30, 2002, from $2,684,000 for the three-month period ended September 30, 2001. Direct costs represented 48.9% and 47.5% of revenues for the three-month periods ended September 30, 2002 and 2001, respectively.

The decrease in total direct costs in terms of dollars was due primarily to the decrease in revenues, as well as various cost containment measures implemented by the Company.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by 6.6% or $611,000 to $8,582,000 for the nine-month period ended September 30, 2002, from $9,193,000 for the nine-month period ended September 30, 2001. The September 30, 2002 expenses include one-time costs of $96,000 for severance benefits relating to the resignation of our former Chief Financial Officer. Selling, general and administrative expenses represented 52.7% and 53.3% of revenues for the nine-month periods ended September 30, 2002 and 2001, respectively.

Selling, general and administrative expenses decreased by 12.1% or $360,000 to $2,605,000 for the three-month period ended September 30, 2002, from $2,965,000 for the three-month period ended September 30, 2001. Severance benefits relating to the resignation of our former Chief Financial Officer were reduced by $93,000 during the three-month period ended September 30, 2002. This resulted from a mutual agreement between the Company and our former Chief Financial Officer. Selling, general and administrative expenses represented 51.1% and 55.1% of revenues for the three-month periods ended September 30, 2002 and 2001, respectively.

The decrease in selling, general and administrative expenses in terms of dollars was due primarily to various cost containment measures that were implemented during the second half of 2001 and the first nine months of 2002.


EFFECTS OF THE WORLD TRADE CENTER ATTACK

During the quarter ended September 30, 2001, the Company incurred losses, which are included in selling, general, and administrative expenses, of $165,000 as a result of the World Trade Center Attack on September 11, 2001. These losses were related to the recording of additional reserves on receivables and incremental staffing costs necessary to maintain service to clients during the week of September 11, 2001.


OPERATING INCOME

The Company had an operating loss of $801,000 for the nine months ended September 30, 2002, as compared to an operating loss of $333,000 for the nine months ended September 30, 2001.

The Company had operating income of $113,000 for the three months ended September 30, 2002, as compared to an operating loss of $268,000 for the three months ended September 30, 2001.

INTEREST INCOME AND EXPENSE; OTHER ITEMS

During the nine months ended September 30, 2002, the Company earned $12,000 in interest income, which decreased from $42,000 for the same period in 2001. During the three months ended September 30, 2002, the Company earned $3,000 in interest income, which decreased from $7,000 for the same period in 2001. The decrease was a result of lower cash balances in interest bearing accounts during the first nine months of 2002 as compared to the same period in 2001.

Interest expense was $118,000 for the nine-month period ended September 30, 2002, which was a decrease from $199,000 for the same period in 2001. Interest expense was $42,000 for the three-month period ended September 30, 2002, which was a decrease from $62,000 for the same period in 2001. The decrease was a result of the replacement of the remaining Senior Subordinated Note with a term note bearing a lower interest rate.

In January 2002, the Company received shares of common stock of a mutual company which had converted to a stock company. As a result, the Company recognized $33,000 as other revenue. These securities are classified as trading securities, as they are being held primarily for sale in the near term. The shares have been recorded at their fair market value. As a result, the Company recorded an unrealized holding loss on these securities of $6,000, which is included in other income for the nine and three month periods ended September 30, 2002.

In July 2002, the Company acquired approximately 3% of the outstanding common shares of a publicly traded research and consulting company for approximately $824,000. The Company sold a portion of its holdings for $82,000, which approximated the carrying value of these securities. These securities are classified as trading securities, as they are being held primarily for sale in the near term. The shares have been recorded at their fair market value. As a result, the Company recorded an unrealized holding gain on these securities of $11,000, which is included in other income for the nine and three month period ended September 30, 2002. In October 2002, the Company sold its remaining shares of a publicly traded research and consulting company for $742,000, which approximated carrying value.

Stock options that were granted in November 2001 for future services to be rendered to the Company by the Chief Executive Officer, the Chairman and a consultant were granted at a price below the fair market value of the Company's common stock on the measurement date for accounting purposes. Compensation expense related to such grants is amortized over the vesting period of the options and was $200,000 and $68,000 in the nine and three month periods ended September 30, 2002, respectively.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our preparation of our financial statements requires us to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, as more fully disclosed in our 2001 annual report on Form 10-K. Accounting policies which we believe are critical to our business operations and the understanding of our results of operations continue to include the accounting for the Company's investment in non-marketable idealab! preferred equity securities and income taxes and deferred tax assets. Management continues to assess the recoverability of the Company's investment in idealab!.


LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary sources of liquidity and capital resources have been cash flow from operations (including prepaid retainer fees from clients) and borrowings. Cash balances were $829,000 and $1,951,000 at September 30, 2002 and December 31, 2001, respectively. The Company's working capital position (current assets less current liabilities) at September 30, 2002 was $1,418,000, as compared to $1,352,000 at December 31, 2001.

The Company maintains a $1,000,000 line of credit at its lender's prime commercial lending rate plus one-half percent. The Company, as of September 30, 2002,had outstanding letters of credit totaling $30,000. The line is renewable annually, and was put in place on December 30, 1999. In July 2002, the Company borrowed $1,000,000 under its line of credit, of which approximately $824,000 was used to acquire approximately 3% of the outstanding common shares of a publicly traded research and consulting company. The Company consulted with, and obtained the consent of, its lender with respect to this transaction. As of September 30, 2002, the Company had no more borrowing capacity under the line of credit. The Company sold a portion of its holdings for $82,000, which approximated the carrying value of these securities, during the quarter ending September 30, 2002. In October 2002, the Company sold its remaining shares of a publicly traded research and consulting company for $742,000, which approximated carrying value.

The Company believes that its existing funds, cash generated from our operations and our credit facility are adequate to satisfy our working capital and capital expenditure requirements for the foreseeable future.

Cash used in operating activities was $1,923,000 and $104,000 in the nine-month periods ended September 30, 2002 and 2001, respectively.

Cash used in investing activities was $236,000 and $138,000 in the nine-month periods ended September 30, 2002 and 2001, respectively. The major portion of capital expenditures in 2002 and 2001 were for computer hardware upgrades and for leasehold improvements. The Company expects to spend approximately $88,000 for capital items during the remainder of 2002.

Cash provided by (used in) financing activities was $1,037,000 and ($150,000) in the nine-month periods ended September 30, 2002 and 2001, respectively.

During the nine months ended September 30, 2002, the Company granted options to purchase 321,750 shares of common stock under the Company's Stock Option Plan, at prices ranging from $0.83 to $1.50.

During the nine months ended September 30, 2001, the Company granted options to purchase 181,550 shares of common stock under the Company's Stock Option Plan, at prices ranging from $0.625 to $0.800.

In October 2002, options to purchase 60,500 shares of common stock were granted under the Company's Stock Option Plan, at a grant price of $1.40.

In May 2002, the Company's lender agreed to revise the minimum tangible net worth covenant in our Term Note agreement to $3,500,000, and the bank waived the prior covenant at the March 31, 2002 reporting date. The Company is currently in compliance with its debt covenants.

The Company's debt agreements with its lender are secured by a general security interest in all of the Company's assets.


MARKET FOR COMPANY'S COMMON EQUITY

In April 2001, due to our failure to comply with NASDAQ's $1.00 minimum bid price requirement, our shares of common stock were delisted. Trading has continued to be conducted on the Over-The-Counter Bulletin Board.


INFLATION

The Company has historically been able to increase the prices of its products and services sufficiently to offset the effects of inflation on direct costs, and anticipates that, based on current rate trends, it will be able to do so in the future.


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

                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company's primary exposures to market risks include fluctuations in interest rates on its short-term and long-term borrowings of $2,700,000 as of September 30, 2002 under its credit facility. Management does not believe that the risk inherent in the variable-rate nature of these instruments will have a material adverse effect on the Company's consolidated financial statements. However, no assurance can be given that such a risk will not have a material adverse effect on the Company's financial statements in the future.

As of September 30, 2002, the outstanding balance on all of the Company's credit facilities was $2,700,000. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $14,000 on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

In July 2002, the Company borrowed $1,000,000 under its line of credit, of which approximately $824,000 was used to acquire approximately 3% of the outstanding common shares of a publicly traded research and consulting company. As a result, the Company's total outstanding debt increased as compared to December 31, 2001, which has increased the Company's exposure to interest rate market risk. The Company consulted with, and obtained the consent of, its lender with respect to this transaction. As of September 30, 2002, the Company had no more borrowing capacity under the line of credit. The Company sold a portion of its holdings of this publicly traded research and consulting company for $82,000, which approximated the carrying value of these securities, during the quarter ending September 30, 2002, and in October 2002, the Company sold its remaining shares of this publicly traded research and consulting company for $742,000, which approximated carrying value.

Except as set forth in the preceding paragraph, there has been no material change in the Company's assessment of its sensitivity to market risk as of September 30, 2002, as compared to the information included in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of the Company's Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002.

                                     ITEM 4.
                       DISCLOSURE CONTROLS AND PROCEDURES


 Within 90 days prior to the filing of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

 There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                                    PART II.
                                OTHER INFORMATION

                                     ITEM 2.
                    CHANGES IN SECURITIES AND USE OF PROCEEDS


For the nine months ended September 30, 2002, options to purchase 321,750 shares of common stock were granted under the Company's Stock Option Plan, at prices ranging from $0.83 to $1.50, to various employees. These were private transactions not involving a public offering that were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. At the time of issuance, the foregoing securities were deemed to be restricted securities for purposes of the Securities Act.

                                     ITEM 6
                        EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits.

Exhibit     Description
-------     -----------
99.1        Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant
            to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

(b)     Reports on Form 8-K.

        No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             FIND/SVP Inc.
                                             -------------
                                             (REGISTRANT)


Date:  November 12, 2002                     /S/ DAVID WALKE
------------------------                     ----------------------------------
                                             David Walke
                                             Chief Executive Officer


Date:  November 12, 2002                     /S/ PETER M. STONE
------------------------                     ----------------------------------
                                             Peter M. Stone
                                             Chief Financial Officer
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)

                                 CERTIFICATIONS


I, David Walke, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of FIND/SVP, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                                  /s/ DAVID WALKE
                                                  -----------------------
                                                  David Walke
                                                  Chief Executive Officer

I, Peter Stone, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of FIND/SVP, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                                  /s/ PETER M. STONE
                                                  -----------------------
                                                  Peter M. Stone
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit     Description
-------     -----------
99.1        Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant
            to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith