Form 10-K
period 2002-12-31
FIND SVP INC
filed 2003-04-11
CIK 801338

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM _____________TO_______________

                                 FIND/SVP, INC.

       NEW YORK                      0-15152                  13-2670685
State of Incorporation       Commission File Number    IRS Identification Number

                           625 AVENUE OF THE AMERICAS
                               NEW YORK, NY 10011

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 645-4500
       ------------------------------------------------------------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.0001 PER SHARE

     TITLE OF EACH CLASS:        NAME OF EACH EXCHANGE ON WHICH REGISTERED: NONE
     --------------------        -----------------------------------------
COMMON STOCK, $.0001 PAR VALUE

   INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

   INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION
STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

   INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT). YES [ ] NO [X]

   AS OF APRIL 7, 2003, THE AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $8,232,160 BASED ON THE AVERAGE BID AND ASK PRICE PER SHARE OF THE COMMON STOCK ON THE OTC BULLETIN BOARD ON APRIL 7, 2003, WHICH WAS $1.43 PER SHARE.

   ALL (I) EXECUTIVE OFFICERS AND DIRECTORS OR THE REGISTRANT AND (II) ALL PERSONS FILING A SCHEDULE 13D WITH THE SECURITIES AND EXCHANGE COMMISSION IN RESPECT TO REGISTRANT'S COMMON STOCK WHO HOLD 10% OR MORE OF THE REGISTRANT'S OUTSTANDING COMMON STOCK, HAVE BEEN DEEMED, SOLELY FOR THE PURPOSE OF THE FOREGOING CALCULATION, TO BE "AFFILIATES" OF THE REGISTRANT.

   THERE WERE 10,790,644 SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.0001 PER SHARE, AS OF APRIL 7, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III.

                                 FIND/SVP, INC.
                               INDEX TO FORM 10-K

PART I                                                                      PAGE

Item 1.       Business                                                         3
Item 2.       Properties                                                      10
Item 3.       Legal Proceedings                                               10
Item 4.       Submission of Matters to a Vote of Security Holders             10


PART II

Item 5.       Market for Registrant's Common Equity and
                 Related Stockholder Matters                                  11
Item 6.       Selected Financial Data                                         12
Item 7.       Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                    13
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk      27
Item 8.       Financial Statements and Supplementary Data                     28
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
                                                                              28


PART III

Item 10.      Directors and Executive Officers of the Registrant              29
Item 11.      Executive Compensation                                          29
Item 12.      Security Ownership of Certain Beneficial Owners
                 and Management                                               29
Item 13.      Certain Relationships and Related Transactions                  29
Item 14.      Disclosure Controls and Procedures                              29


PART IV

Item 15.      Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K                                      30


Signatures                                                                    33
Certifications                                                                34




Index to Exhibits                                                             36

PART I

ITEM 1. BUSINESS

        FIND/SVP,   Inc.  and  its  wholly  owned  subsidiaries   (collectively,
"FIND/SVP" or the "Company" which may be also referred to in this report as "we", "us" or "our") was incorporated in the state of New York in 1969. In 1971, the Company became affiliated with SVP International S.A. ("SVP International") through a licensing agreement which gave the Company the right to the SVP name and provided access to the resources of what is currently 8 additional SVP affiliated companies located around the world. We are a knowledge services company that leverages the expertise and resources of its professional research teams on behalf of executives and other decision-making employees of client companies, primarily in the United States. The Company currently operates in two business segments, our Quick Consulting and Research Service ("QCS") which provides retainer clients with access to the expertise of the Company's staff and information resources as well as a Live AnswerDesk ("LAD") service; and our Strategic Consulting and Research Group ("SCRG") which provides more extensive, in-depth custom market research and competitive intelligence information, as well as customer satisfaction and loyalty programs. The Company's strategy is to build a base of regular clients who will utilize the Company's people and resources for their research, business intelligence and information needs. Substantially all of the Company's personnel and operations are located in Manhattan.

        Through QCS, FIND/SVP provides retainer clients with access to the subject and technical expertise of its staff as well as the resources of a large information center. Within each retainer client's organization, specific individuals receive a QCS membership card (the "Membership Card"), which entitles them to make requests via the telephone and the Internet for immediate consultation and research assistance. In response, the staff of QCS provides customized answers in rapid turnaround time, generally within two business days or less of the request. The QCS service is positioned to be an indispensable daily partner for decision-makers by providing, on a retainer basis, a cost-effective "quick consulting" service primarily delivered by electronic mail. The service is designed to be a valuable resource to small and medium sized corporations that do not maintain in-house information centers and as a supplement to in-house resource centers of large corporations. At December 31, 2002, we had 1,563 QCS retainer clients and 10,162 Membership Cardholders. The Company intends to seek to expand its base of QCS retainer clients, and to offer these clients an expanded array of business intelligence, research and advisory services. The Company's Live AnswerDesk offers immediate, on-demand, question answering and personal search assistance from live experts. It is designed as a way to enhance the loyalty of the members of various consumer groups.

        The  market  research  services  of SCRG are  designed  to  handle  more extensive, in-depth custom market research and competitive intelligence requests, as well as customer satisfaction and loyalty programs. The QCS and SCRG businesses represent the core competencies of the Company, which is to provide the expertise of its staff in an on-demand, consulting and business advisory relationship with small, medium and large sized corporations.

        FIND/SVP's research resources include access to approximately 4,000 computer databases and subscription-paid web sites, approximately 8,000 of its own files organized by subject and by company, current and back issues of approximately 1,500 periodicals and journals and approximately 5,000 books and reference works. Through our licensing agreement with SVP International, we are associated with its network of companies and correspondents providing similar services. This enables FIND/SVP to obtain information for our clients through the use of approximately 1,000 additional consultants in the SVP worldwide network.

RECENT DEVELOPMENTS

        On April 1, 2003, the Company purchased all of the issued and outstanding stock of Guideline Research Corp. ("Guideline"). Guideline, together with its wholly owned subsidiaries Guideline/Chicago, Inc., Advanced Analytics, Inc., Guideline Consulting Corp., and Tabline Data Services, Inc. is a provider of custom market research. Simultaneously with the acquisition, Guideline entered into employment agreements with, among others, the former shareholders of Guideline, Robert La Terra and Jay L. Friedland. Also, 150,000 stock options were granted to one of the former shareholders after the close of this transaction pursuant to the terms of an employment agreement entered into with Guideline at the closing.

        The purchase price consisted of approximately $4,454,000 in cash (including $525,000 of estimated transaction costs), and 571,237 unregistered shares of the Company's common stock, of which 295,043 shares were placed in escrow. The shares placed in escrow will be distributed to the Sellers on or about May 31, 2004, subject to reduction for the resolution of purchase price adjustments, if any.

        The Guideline purchase price was financed by the Company's cash resources, the assumption of certain liabilities of Guideline, and by the receipt of $3,400,000 (net of financing costs) obtained from the issuance of:
(i) a promissory note with a $3,000,000 face value, with stated interest at 13.5%, due April 1, 2008 (the "Note") to Petra Mezzanine Fund, L.P. ("Petra"), which is secured by a second lien and security interest on substantially all of the Company's assets; (ii) 333,333 shares of convertible, redeemable, cumulative preferred stock, designated as Series A Preferred Stock, to Petra, which are redeemable at Petra's option beginning April 1, 2009 at an initial redemption price of $1.50 per share, or $500,000, plus all accrued but unpaid dividends; and (iii) warrants to Petra to purchase 675,000 shares of the Company's common stock at an exercise price of $.01 per share. The preferred shares are entitled to receive either cash or "payment-in-kind" dividends at a rate of 8.0%
annually, and the future redemption price is subject to adjustment for anti-dilution. The warrants are exercisable at any time, and, beginning April 1, 2009, and for a period of four years thereafter, Petra shall have the right to cause the Company to use commercially reasonable efforts to complete a private placement to sell Petra's shares of the Company's common stock issuable upon exercise of the Warrant (the "Warrant Shares") to one or more third parties at a price equal to the market value of the Warrant Shares based on the closing bid price of the Company's common shares as of the date Petra so notifies the Company (the "Put Exercise Date"). In the event a change in control takes place during the period in which the put may be exercised, Petra would have the right to cause the Company to fulfill its repurchase obligations in the same form of consideration as that received by the other selling shareholders.

        On April 1, 2003, the Company also amended and restated: (i) its term Note with JP Morgan Chase Bank, in the principal amount of $1,500,000 and (ii) its line of credit with JP Morgan Chase Bank in the principal amount of $1,000,000. These amended and restated agreements had the effect of reducing the term Note principal amount from $2,000,000 to $1,500,000, reflecting the current outstanding balance. The final repayment date of the term Note has been moved up from December 31, 2006 to December 31, 2005. As a result, the Company will have a $500,000 balloon payment due at December 31, 2005 instead of making payments of $100,000 each quarter in 2006. In addition, JP Morgan Chase Bank consented to the Company's acquisition of Guideline and the related financing transactions with Petra, and amended various financial covenants of both the term Note and line of credit as follows:

        1) The previous Debt to Consolidated Tangible Net Worth Covenant of 2.00 was replaced with a Senior Debt to Consolidated Tangible Net Worth plus Subordinated Debt covenant of 0.75; and

        2) The previous Consolidated Tangible Net Worth covenant of $3,500,000 was replaced with a Consolidated Tangible Net Worth plus Subordinated Debt covenant of $3,300,000.

SERVICES AND PRODUCTS

        The Company's services and products offer business executives fully integrated research, business intelligence and management advisory services in a broad range of industries and disciplines. The Company provides services to help clients acquire, interpret and use information.

        At December 31, 2002, Find/SVP's staff included 80 consultants and researchers in its QCS and SCRG divisions. The materials used in the generation of the Company's services and products are updated and checked by staff members. The Company has its own training program in which its employees participate.

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

        When our retainer clients call FIND/SVP with their business issues and research needs, they provide their card number and explain their request to our staff consultants who are organized into the following six practice groups:

        PRACTICE GROUPS:

        THE CONSUMER PRODUCTS AND SERVICES GROUP is responsible for research on retailing and apparel, home furnishings, cosmetics and toiletries, food and beverages, media and entertainment, publishing, sports and leisure, education, philanthropy, restaurants, food services, household products, appliances and furniture.

        THE TECHNOLOGY, INFORMATION AND COMMUNICATIONS GROUP is responsible for computers, software, electronic media and office equipment, and provides expert help with Internet research, hands-on training, on-site seminars, competitive intelligence, Web marketing/trends and Internet user demographics.

        THE HEALTHCARE AND PHARMACEUTICALS GROUP is responsible for products and services manufactured by and marketed to businesses in healthcare fields, including pharmaceuticals, medical and diagnostic equipment, biotechnology, health resources and clinical information.

        THE FINANCIAL AND BUSINESS SERVICES GROUP is responsible for requests on banking, insurance, mergers and acquisitions, real estate and mortgages, the securities and investment industries, customer satisfaction and corporate management theory, and provides credit reports on specific companies and Securities and Exchange Commission documents on public companies.

        THE  INDUSTRIAL   PRODUCTS  AND  SERVICES   GROUP  is  responsible   for
        manufacturing, energy, chemicals, plastics, pulp and paper, metals and mining, transportation, environment, construction and agriculture.

        THE MANAGEMENT ADVISORY GROUP is responsible for legal research, human resource issues, accounting and tax issues, international trade and finance, and the advertising and marketing industries.

        Each of our groups are supported by THE DOCUMENTS TEAM which locates and obtains copies of articles, documents, patents, books, pamphlets, catalogs, conference proceedings, government reports and product samples to supplement the information provided to our clients.

        Membership Cardholders discuss their research needs with the Company's staff consultants who provide assistance in formulating a focused information request. After the request has been clarified, FIND/SVP's specialists find the needed information using a combination of the Company's available resources. After reviewing the findings, the staff consultants select what appears most relevant to the client's need, and report the findings, with commentary, as needed. Documentation of the findings are primarily sent by electronic mail or any one of a combination of the following methods: facsimile, courier, messenger, mail or electronic mail. QCS allows clients to benefit from a fast, convenient and confidential method to gather knowledge and use the multitude of research resources available today. Cardholders may ask questions on virtually any business subject.

        Information requests that require business intelligence from overseas are answered by one or more of the information centers in 9 SVP companies worldwide or by using special SVP correspondents in selected countries where no official SVP company exists.

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

        At December 31, 2002, there were 1,563 retainer clients, an 8.6% decrease from December 31, 2001, and 10,162 holders of the Membership Card, a 4.0% decrease from December 31, 2001. During 2002, monthly fees billed to retainer clients (the retainer base) increased by 1.2% to $1,488,338. Approximately 40% of the top Fortune 100 industrial companies are QCS retainer clients. Revenues generated by QCS represented 88%, 85% and 82% of the Company's total revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part II of this Report.

STRATEGIC CONSULTING AND RESEARCH GROUP

        SCRG is designed to handle more in-depth custom market research and competitive intelligence assignments. The service is most often used by the Company's QCS retainer clients as a supplement to that service. Common project requests include customized market and industry studies, telephone surveys, competitive intelligence data-gathering and analysis assignments, acquisition studies and large information collection projects. Additionally, through the Customer Satisfaction Survey & Research Group, SCRG provides customer satisfaction and loyalty programs, through focus groups and customer surveys. Through SCRG, the Company provides research as well as interpretation and analysis. All projects are quoted in advance and billed separately. Revenues generated by SCRG represented 11%, 13% and 16% of the Company's total revenues for each of the years ended December 31, 2002, 2001 and 2000. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part II of this Report.

GROWTH STRATEGY

        The Company intends to expand its services through continued internal development during 2003. This includes various initiatives aimed at both business-to-business and consumer users of the Internet. Additionally, the Company will consider exploring possible strategic alliances with and/or acquisitions of consulting, research or information properties and companies whose primary markets are complimentary to FIND/SVP's market and which would be accretive to our earnings. However, there are no commitments or understandings in this regard and no assurance can be given that the Company will in fact enter into such relationships, conclude any acquisitions or internally develop any related services. The foregoing plans are subject to, among other things, the availability of funds for these purposes. Except for the Petra Financing in connection with the closing of Guideline, we have not made arrangements for, and such additional external funding may never be, available to us on acceptable terms, if at all. See RECENT DEVELOPMENTS above.

SVP NETWORK; LICENSING AGREEMENT WITH SVP INTERNATIONAL

        Through licensing agreements with SVP International, 9 companies (each an "SVP International Company," and collectively, the "SVP International Companies"), including FIND/SVP, form an international network of information centers. Since each SVP International Company is based in a different country, the network has provided the means by which the Company can obtain international information requested by its clients which it may not maintain in its library or have access to if generated by or located in another country. When an SVP International Company accesses the information center of another SVP International Company it is charged a fee for the services provided thereby. Each SVP International Company is linked to the SVP International network primarily by virtue of its licensing agreement. In 1971, the Company entered into its licensing agreement with SVP International, which was amended in 1981 and again in 2001, and obtained the U.S. rights, in perpetuity, to the "SVP" name and know-how and access to the SVP International network. Pursuant thereto, SVP International assisted in the creation, implementation, development and operation of the Company. Historically, SVP International has engaged in periodic telephonic conversations and meetings with the Company. By virtue thereof, the Company has benefited from exchanges of knowledge with SVP International with respect to any enhancements made to SVP International's information retrieval or billing systems or other proprietary know-how.

        Until November 2001, SVP International (including its affiliates) owned approximately 37% of the outstanding common shares of the Company, excluding outstanding warrants. In November 2001, SVP International and its affiliates sold their entire interest (stock and warrants) in the Company to Marlin
Equities, LLC and Walke Associates, Inc., and terminated their management involvement.

        Our license agreement provides that SVP International or any SVP International Company will not compete with the Company in the United States or enter into any agreement or arrangement with respect to services similar to those offered by the Company with any entity which operates or proposes to operate such services in the United States. The Company, in return, pays SVP International royalties of $18,000 per year, plus 2% of the amount of FIND/SVP's gross revenues for each such year, excluding publishing revenues, derived from certain of its services in excess of $2,000,000 but less than $4,000,000 and 1% of the amount of such non-publishing gross revenues in excess of $4,000,000 but less than $10,000,000, and 1.2% of the gross profit from all publications included in FIND/SVP's gross revenue less than $10,000,000 for such year.

MARKETS AND CLIENTS

        The market for FIND/SVP's services and products is comprised primarily of business executives in a variety of functions, including top management and marketing, planning, marketing research, sales, information/library, legal, accounting, tax and product development. FIND/SVP's primary market, in terms of client organizations, consists of medium to small sized companies. Larger corporations are, however, among the Company's clients. In certain cases, the service is sold to more than one department or division of a large corporation. The Company's appeal to medium to small sized corporations is primarily based on the fact that these companies do not ordinarily maintain their own research staff and resource libraries and when they do, they are generally not comprehensive. Large corporations, on the other hand, often maintain in-house resource centers. The Company believes, however, that in-house corporate libraries are generally not as comprehensive. Therefore, QCS may be perceived as a valuable supplemental resource to our client's in-house capabilities. In addition, in-house centers are good prospects for the Company's other services. Approximately 40% of the top Fortune 100 industrial companies are QCS retainer clients. Overall, the factors that will affect the growth of the Company's potential market and its ability to penetrate it include: (1) the market's perception of the need for and value of consulting, business intelligence and research services; (2) the trends in the use of internal information centers and databases; and (3) the Company's ability to extend its personal selling efforts throughout the country.

SALES AND MARKETING

        The Company's primary marketing focus is to expand its QCS retainer client base. In addition to generating revenues from the QCS services, the retainer client base serves as a ready-made marketplace for SCRG and other potential services of the Company. QCS is marketed through a combination of advertising, direct mail, exhibits, sales promotion activities and the Company's web site. Qualified leads are followed up by FIND/SVP's sales force. These leads are supplemented by referrals and cold-call selling efforts. The cost of the Company's advertising and public relations efforts is modest. The Company also produces The Information Advisor newsletter. This newsletter is published monthly, and provides a comprehensive evaluation of research tools, new sources valuable to researchers and analysis of the most popular information sources.

COMPETITION

        The Company faces competition from three distinct sources: (1) other research and information services, (2) in-house corporate research centers, and
(3) institutions that sell information directly to end-users.

        The Company is aware of several other smaller fee-based on-demand business information services in the United States. The Company believes that of these companies it is the largest in terms of revenues, staff size and resources. Although the Company is not aware of direct competitive companies with larger staffs and revenues, there is no assurance that as the information industry expands, more competitive companies will not enter the market. In addition, there is no assurance that a competitive company will not develop a superior product or service. The Company believes, however, that by reason of its experience in the industry, its association with the SVP International Companies and its intent to closely monitor the consulting industry, it will be able to compete effectively with any potential competitors.

        In-house corporate information and research centers present a significant source of competition for the Company today. Large corporations, in an effort to stay on top of the vast amount of information available, began to develop in increasing numbers, in-house libraries and information centers for their employees. While the Company believes that its own information center serves the added functions of analysis and generation of information and is larger and better staffed than a majority of these corporate resource centers, there is no assurance that a significant number of these large companies will choose to utilize the Company's services and products.

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

EMPLOYEES

        As of December 31, 2002, the Company had approximately 160 full-time employees, including 34 marketing and sales employees, 80 staff consultants and research employees, and 39 administrative and general personnel. The Company's ability to develop, market and sell its services and to establish and maintain its competitive position will depend, in part, on its ability to attract and retain qualified personnel. While the Company believes that it has been successful to date in attracting such personnel, there can be no assurance that it will continue to do so in the future. The Company is not a party to any collective bargaining agreements with its employees. It considers its relations with its employees to be good.

        The corporate headquarters are located at 625 Avenue of the Americas, New York, NY 10011, and the telephone number is (212) 645-4500. The Company makes available free of charge through our website, www.findsvp.com, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the proxy statement for the annual meeting of stockholders, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 2. PROPERTIES

        At December 31, 2002, the Company has a lease on approximately 32,000 square feet of office space at 625 Avenue of the Americas, New York, New York, which have been the main offices of the Company since 1987. The lease is subject to standard escalation clauses, and expires in June 2005. Basic annual rent expense, determined on the straight-line basis over the term of the lease, is approximately $694,000.

        The Company has additional leased office space for approximately 20,000 square feet at 641 Avenue of the Americas, New York, New York. Such lease arrangements are subject to standard escalation clauses, and expire in June 2005. Basic annual rent expense, determined on the straight-line basis over the term of the lease, is approximately $497,000.

ITEM 3. LEGAL PROCEEDINGS

        There are no material legal proceedings pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock, par value $.0001 per share ("Common Stock") is traded on the Over The Counter Bulletin Board under the symbol "FSVP.OB". There were approximately 847 common shareholders of record on April 7, 2003. The Company currently does not and does not intend to pay cash dividends on its common stock in the foreseeable future, and is restricted from doing so under the terms of its debt agreements. Cash generated from operations will be used for general corporate purposes, including acquisitions and supporting organic growth.

        The following table sets forth the range of high and low bids of our Common Stock for the calendar quarters indicated. The quotes listed below reflect inter-dealer prices or transactions solely between market-makers, without retail mark-up, mark-down or commission and may not represent actual transactions. In April 2001, due to its failure to comply with NASDAQ's $1.00 minimum bid price requirement, the Company's shares of Common Stock were delisted. Trading has since continued to be conducted on the Over The Counter Bulletin Board.

Price Range                         High             Low
-----------                         ----             ---

2002
----
1st Quarter                         1.80             0.80
2nd Quarter                         1.75             1.05
3rd Quarter                         1.50             0.97
4th Quarter                         1.53             1.30

2001
----
1st Quarter                         0.81             0.50
2nd Quarter                         0.77             0.33
3rd Quarter                         0.75             0.48
4th Quarter                         1.00             0.34

CHANGES IN SECURITIES AND USE OF PROCEEDS

        During 2002, options to purchase 353,000 shares of common stock were granted under the Plan, at prices ranging from $0.83 to $1.429, to various employees. These were private transactions not involving a public offering that were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. At the time of issuance, the foregoing securities were deemed to be restricted securities for purposes of the Securities Act.

        Information regarding our equity compensation plans required by Item 5, including both stockholder approved plans and non-stockholder approved plans, appearing under the caption "Executive Compensation--Equity Compensation Plan Information" in our proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference. The proxy statement is anticipated to be filed with the Commission on or about April 30, 2003.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth our selected financial data as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998. The selected financial data set forth below has been derived from our audited consolidated financial statements and related notes for the respective fiscal years. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" of
Part II of this Report as well as our consolidated financial statements and notes thereto. These historical results are not necessarily indicative of the results to be expected in the future.

STATEMENTS OF OPERATIONS

                                             YEARS ENDED DECEMBER 31
                               -------------------------------------------------
                                    (in thousands, except per share amounts)
                                 2002       2001       2000      1999     1998
                               --------   --------   --------   -------  -------
Revenues                       $ 20,828   $ 22,215   $ 23,800   $22,738  $28,175
Operating (Loss) Income          (1,007)    (1,148)      (753)      348    1,329

Net (Loss) Income                (1,124)      (945)      (535)      883      756

Net (Loss) Income Per Share:
     Basic                         (.11)      (.12)      (.06)      .12      .11
     Diluted                       (.11)      (.12)      (.06)      .12      .11

Weighted Average Number
   of Shares:
     Basic                       10,139      7,880      7,450     7,121    7,094
     Diluted                     10,139      7,880      7,450     7,213    7,100

Cash Dividends Paid Per
   Common Share                      --         --         --        --       --


BALANCE SHEET DATA

                                                AS OF DECEMBER 31
                               -------------------------------------------------
                                                 (in thousands)
                                 2002       2001       2000      1999     1998
                               --------   --------   --------   -------  -------
Working Capital (Current assets
   less current liabilities)   $  1,433   $  1,352   $  1,587   $ 2,699  $ 2,569
Total Assets                      9,538     10,692     11,012    11,443   12,064
Long-Term Notes Payable
   excluding current amounts      1,200        895      1,685     3,039    3,523
Shareholders' Equity              3,713      4,490      3,992     3,889    2,988

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with "Selected Financial Data" as well as our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

GENERAL

        FIND/SVP, Inc. and its wholly owned subsidiaries provided a broad consulting, advisory and business intelligence service to executives and other decision-making employees of client companies, primarily in the United States. The Company currently operates primarily in two business segments, providing consulting and business advisory services including: the Quick Consulting and Research Service ("QCS") which provides retainer clients with access to the expertise of the Company's staff and information resources as well as Live AnswerDesk ("LAD") services; and the Strategic Consulting and Research Group ("SCRG") which provides more extensive, in-depth custom market research and competitive intelligence information, as well as customer satisfaction and loyalty programs. The Company considers its QCS and SCRG service businesses, which operate as "consulting and business advisory" businesses, to be its core competency.

        On April 1, 2003, the Company acquired Guideline Research Corp. and its wholly owned subsidiaries (see RECENT DEVELOPMENTS in Part 1, Item 1. Business, of this report). The Company expects Guideline to immediately contribute to earnings.

RESULTS OF OPERATIONS

CALENDAR YEAR 2002 COMPARED TO CALENDAR YEAR 2001

REVENUES

        Revenues  for  2002  were   $20,828,000   and  revenues  for  2001  were
$22,215,000. The decreases in revenue, in all aspects of our business, were related to the weakened economy and the weakened market for the Company's services, most notably since the events of September 11, 2001. Specifically, QCS was affected by cancellations of retainer accounts, which was not sufficiently offset by new business, during 2002. The primary factor, which contributed to the decline in SCRG revenue, was the decline in the number of new projects booked.

QCS

        QCS revenues, which result from annual retainer contracts paid by clients on a monthly, quarterly, semi-annual or annual basis, decreased by $469,000, or 2.5%, from $18,978,000 in 2001 to $18,509,000 in 2002. The decrease from 2001 to 2002 was a result of cancellations which were not sufficiently offset by new clients and increased rates. At December 31, 2002, there were a greater number of annual renewals which were billed than the same period in the prior year, and this contributed to a higher accounts receivable balance at December 31, 2002 than December 31, 2001. The fees billed to retainer clients (the retainer base) increased from the beginning of 2002 to the end of 2002 by 1.2% from $1,470,659 to $1,488,338.

        LAD revenues decreased by $321,000, or 73.6%, from $436,000 in 2001 to $115,000 in 2002. The decrease from 2001 to 2002 was a result of the cancellation of the service's largest client.

SCRG

        SCRG revenues, which result from consulting engagements addressing clients' business issues, decreased by $597,000, or 21.3%, from $2,801,000 in 2001 to $2,204,000 in 2002. The decrease from 2001 to 2002 was due to the continued decline in new projects booked. The Customer Satisfaction Survey and Research Division accounted for 19.0% and 16.7% of SCRG's revenue for 2002 and 2001, respectively.

COSTS OF PRODUCTS AND SERVICES SOLD

        Direct costs (those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases) decreased by $939,000, or 8.6%, from $10,966,000 in 2001 to $10,027,000 in 2002. Direct costs represented 48.1% and
49.4% of revenues, respectively, in 2002 and 2001. The decrease in total direct costs was due primarily to a decrease in expenses incurred on behalf of clients, in addition to a reduction in direct labor costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses decreased by $589,000, or 4.8%, from $12,397,000, or 55.8% of revenue, in 2001 to $11,808,000, or 56.7% of revenue, in 2002. In 2002 and 2001, the Company recorded an accrual of $257,000 and $228,000, respectively, for restructuring under a Severance Plan approved by the Board of Directors and communicated to employees. In 2001, selling, general and administrative expenses included approximately $169,000 in negative effects related to the events of September 11, 2001. The decrease in selling, general and administrative expenses in terms of dollars during 2002 was due primarily to reductions in general expenses in response to cost containment measures that began in the second quarter of 2001. Bad debt expense decreased as a result of a significant improvement in accounts receivable management during 2002. Also, telecommunication costs decreased as a result of more favorable rates with carriers.

INTEREST INCOME AND EXPENSE

        In 2002, the Company earned $15,000 in interest income, which decreased from $49,000 in 2001. The decrease in 2002 was a result of lower cash balances in interest bearing accounts throughout 2002.

        Interest expense in 2002 was $156,000, which was a decrease from $246,000 in 2001. The decrease was a result of the replacement of certain of our senior subordinated notes with a term note bearing a lower interest rate.

IMPAIRMENT ON INVESTMENT

        In 1999, the Company entered into an agreement with idealab! and Find.com, Inc. whereby the Company assigned the domain name "find.com" and licensed the use of certain rights to the trademarks "find.com" and "find" to Find.com, Inc. idealab! and Find.com, Inc. are not otherwise related to the Company. Under terms of the agreement, the Company received cash and non-marketable preferred shares in idealab!, and was entitled to certain future royalties. The preferred shares received were valued by the Company at $500,000, and carried various rights including the ability to convert them into common shares of Find.com, Inc., and a put option to resell the shares to idealab! The put option became exercisable in December 2002.

Under the terms of the put option, idealab! could either repurchase the preferred shares for $1,500,000 in cash, or elect to return the find.com domain name to the Company. In the latter case, the Company would retain the preferred shares.

        In January 2003, the Company exercised its put option and idealab! declined to repurchase the preferred shares. This information was considered by the Company in its recurring evaluation of the carrying value of the preferred shares at the lower of historical cost or estimated net realizable value. Using this information together with other publicly available information about idealab!, the Company concluded the net realizable value of its idealab! preferred shares had declined to an estimated $185,000 at December 31, 2002, which resulted in a charge to operations of $315,000 during the quarter ended December 31, 2002. Since the idealab! preferred shares continue to be an investment in a start-up enterprise, it is reasonably possible in the near term that the Company's estimate of the net realizable value of the preferred shares will be further reduced.

OPERATING (LOSS) INCOME

        The Company's operating loss was $1,007,000 in 2002, compared to $1,148,000 in 2001, a decrease in loss of $141,000. This is primarily the result of decreases in direct costs and selling, general and administrative expenses.

INCOME TAXES

        The $339,000 income tax benefit for the year ended December 31, 2002 represents 23% of pre-tax loss. In 2002, a valuation allowance was provided for certain state and local carryforward tax operating loss assets, as the Company determined that it was no longer more likely than not that such assets would be realized during the carryforward period. It is reasonably possible that future valuation allowances will need to be recorded contingent upon the Company's ability to produce future taxable income to offset deferred tax assets. The income tax benefit was lower than the statutory rate due primarily to the recording of a valuation allowance, and expenses, such as meals and entertainment and key-man life insurance premiums, which are not deductible for tax purposes.

        The $400,000 income tax benefit for the year ended December 31, 2001 represents 29.7% of pre-tax loss. The income tax benefit was lower than the statutory rate due primarily to expenses, such as meals and entertainment expense and non-deductible goodwill, which are not deductible for tax purposes.

CALENDAR YEAR 2001 COMPARED TO CALENDAR YEAR 2000

REVENUES

        The Company's revenues decreased by $1,585,000, or 6.7%, from $23,800,000 in 2000 to $22,215,000 in 2001. The decrease in 2001 was caused by a decrease in the number and size of retainer clients and a decrease in the number and size of SCRG projects, caused by the weakened economy, as described below.

QCS

        QCS revenues, which result from annual retainer contracts paid by clients on a monthly, quarterly, semi-annual or annual basis, decreased by $731,000, or 3.7%, from $19,709,000 in 2000 to $18,978,000 in 2001. The decrease was due to the weakened economy which caused cancellations and a decrease in new sales. In addition, certain accounts cancelled when they ceased operation due to the events of September 11, 2001. Also, the monthly fees billed to retainer clients (the retainer base) decreased from the beginning of 2001 to the end of 2001 by 7.1% from $1,583,308 to $1,470,659.

SCRG

        SCRG revenues, which result from consulting engagements addressing clients' business issues, decreased by $1,069,000, or 27.6%, from $3,870,000 in 2000 to $2,801,000 in 2001. The decrease was due to a decline in new projects booked, caused by the weakened economy. The Customer Satisfaction Survey and Research Division accounted for 16.7% and 13.6% of SCRG's revenue for 2001 and 2000, respectively.

COSTS OF PRODUCTS AND SERVICES SOLD

        Direct costs (those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases) decreased by $1,161,000, or 9.6%, from $12,127,000 in 2000 to $10,966,000 in 2001. Direct costs represented 49.4% and
51.0% of revenues, respectively, in 2001 and 2000. The decrease in total direct costs was due primarily to a decrease in expenses incurred on behalf of clients, in addition to a reduction in direct labor costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses decreased by $29,000, or less than 1%, from $12,426,000, or 52.2% of revenues in 2000 to $12,397,000, or
55.8% of revenues in 2001. In 2001, selling, general and administrative expenses included approximately $169,000 in negative effects related to the events of September 11, 2001. In 2001, the Company recorded an accrual of $228,000 for restructuring under a Severance Plan. The decrease in selling, general and administrative expenses in terms of dollars was due primarily to reductions in general expenses in response to cost containment measures that began in the second quarter of 2001. Specifically, there were decreases in travel and entertainment expenses, computer supplies, hiring fees, due to the reduced usage of outside agencies, and professional fees, offset by increases in bad debt expense, sales literature and copier rentals.

        During 2001, the Company incurred losses, which were included in selling, general and administrative expenses, of $169,000 as a result of the events of September 11, 2001. These losses were related to the recording of additional reserves on receivables and incremental staffing costs necessary to maintain service to clients during the week of September 11, 2001.

INTEREST INCOME AND EXPENSE

        In 2001, the Company earned $49,000 in interest income, which decreased from $119,000 in 2000. The decrease in 2001 was a result of lower cash balances throughout 2001, coupled with interest rates reduced from the previous years.

        Interest expense in 2001 was $246,000, which was a decrease from $336,000 in 2000. The decrease was a result of the reduction in outstanding debt in 2001 as compared to previous years. In the third quarter of 2000, the Company reduced its interest expense by replacing a portion of its Senior Subordinated Notes with a Term Note bearing a lower interest rate.

OPERATING (LOSS) INCOME

        The Company's operating loss was $1,148,000 in 2001, compared to $753,000 in 2000, an increase in loss of $395,000. The increased loss was primarily related to the effects of the weakened economy and the effects of the events of September 11, 2001.

INCOME TAXES

        The $400,000 income tax benefit for the year ended December 31, 2001 represents 29.7% of pre-tax loss. The income tax benefit was lower than the statutory rate due primarily to expenses, such as meals and entertainment expense and non-deductible goodwill, which are not deductible for tax purposes.

        The $323,000 income tax benefit for the year ended December 31, 2000 represents 38.9% of pre-tax loss.

SEGMENT REPORTING

        The Company operated in two segments during 2002, 2001 and 2000. Segment data, which is useful in understanding results, is as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                         (IN THOUSANDS)
                                               --------------------------------
                                                 2002        2001        2000
                                               --------    --------    --------
REVENUES
   QCS, including LAD                          $ 18,624    $ 19,414    $ 19,930
   SCRG                                           2,204       2,801       3,870
                                               --------    --------    --------
     Total revenues                            $ 20,828    $ 22,215    $ 23,800
                                               ========    ========    ========

OPERATING (LOSS) INCOME
   QCS, including LAD                          $  4,127    $  4,429    $  4,545
   SCRG                                             (99)       (314)        (58)
                                               --------    --------    --------
     Segment operating income                     4,028       4,115       4,487
   Corporate and other (1)                       (5,035)     (5,263)     (5,240)
                                               --------    --------    --------

   Operating loss                              $ (1,007)   $ (1,148)   $   (753)
                                               ========    ========    ========

DEPRECIATION AND AMORTIZATION
   QCS, including LAD                          $    460    $    539    $    583
   SCRG                                              59          66          68
                                               --------    --------    --------
      Total segment depreciation
        and amortization                            519         605         651
   Corporate and other                              420         482         459
                                               --------    --------    --------
      Total depreciation and amortization      $    939    $  1,087    $  1,110
                                               ========    ========    ========

TOTAL ASSETS
   QCS, including LAD                          $  3,161    $  2,871
   SCRG                                             467         315
                                               --------    --------
      Total segment assets                        3,628       3,186
   Corporate and other                            5,910       7,506
                                               --------    --------
      Total assets                             $  9,538    $ 10,692
                                               ========    ========

CAPITAL EXPENDITURES
   QCS, including LAD                          $    134    $    119    $    160
   SCRG                                               3           5          30
                                               --------    --------    --------
      Total segment capital expenditures            137         124         190
   Corporate and other                              320         180         380
                                               --------    --------    --------
      Total capital expenditures               $    457    $    304    $    570
                                               ========    ========    ========

(1) Includes certain direct costs and selling, general and administrative expenses not attributable to a single segment.

QUARTERLY FINANCIAL DATA

        The following table sets forth selected quarterly data for the years ended December 31, 2002 and 2001 (in thousands, except per share data). The operating results are not indicative of results for any future period.

                                           (Loss)
                                           income
                                           before
                                          provision            (Loss)     (Loss)
                                         (benefit)             income     income
                              Operating     for       Net       per        per
                                (loss)     income    (loss)    share:     share:
  Quarter Ended      Revenues   income     taxes     income    basic     diluted
  -------------      --------   ------     -----     ------    -----     -------

March 31, 2002        $ 5,044   $ (674)    $ (674)   $ (473)   $(0.05)   $(0.05)
June 30, 2002           5,226     (239)      (267)     (186)    (0.02)    (0.02)
September 30, 2002      5,209      113         79        55      0.01      0.00
December 31, 2002       5,349     (207)      (600)     (520)    (0.05)    (0.05)

March 31, 2001        $ 6,123   $   78     $   24    $   18    $ 0.00    $ 0.00
June 30, 2001           5,753     (143)      (191)     (143)    (0.02)    (0.02)
September 30, 2001      5,381     (268)      (323)     (213)    (0.03)    (0.03)
December 31, 2001       4,958     (815)      (855)     (607)    (0.08)    (0.08)

        In the fourth quarter of 2002, the Company recorded a charge to operations of $315,000 to write-down the carrying value of its preferred shares of idealab! In the fourth quarter of 2002 and 2001, charges related to severance costs of $147,000 and $228,000, respectively, were recorded. Also, approximately $80,000 was recorded related to bonus and commission arrangements at December 31, 2002.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Historically, the Company's primary sources of liquidity and capital resources have been cash flow from retainer accounts (including prepaid retainer fees from clients) and borrowings. Cash balances were $968,000 and $1,951,000 at December 31, 2002 and 2001, respectively. The Company's working capital position (current assets, less current liabilities) at December 31, 2002 was $1,433,000, as compared to $1,352,000 at December 31, 2001.

        Cash provided by (used in) operating activities was $(677,000), $299,000
and  $(690,000)  in  the  years  ended   December  31,  2002,   2001  and  2000,
respectively.

        Cash used in investing activities was $319,000, $167,000 and $433,000 in the years ended December 31, 2002, 2001 and 2000, respectively. Capital expenditures during 2002 and 2001 were mainly for computer hardware upgrades and leasehold improvements. Capital expenditures for the migration of the Company's 10-year-old management information system to a new computer system platform were a significant component of the amounts invested in 2000.

Total capital expenditures were $457,000, $304,000 and $570,000 in the years ended December 31, 2002, 2001 and 2000, respectively. During the year ending December 31, 2003, the Company expects to spend approximately $500,000 for capital items, the major portions of which will be used for computer hardware and software upgrades and for leasehold improvements.

        Cash provided by (used in) financing activities was $13,000, $918,000 and ($72,000) in the years ended December 31, 2002, 2001 and 2000, respectively. In 2001, the most significant item was the net proceeds obtained from the issuance of shares of common stock for $1,443,000. In 2000, the most significant items related to the early repayment of debt, which were otherwise due in installments in the years 2001 and 2002. In connection with the repayment of such bank borrowings, the bank released two $1,000,000 standby letters of credit that had been provided by a shareholder, SVP, S.A.

        In February 2002, the Company entered into a financing arrangement with JP Morgan Chase Bank providing for a term note (the "Term Note") in the principal amount of $2,000,000. The Term Note bears interest at prime plus 1.25%, and is payable in quarterly installments beginning March 31, 2002. As of December 31, 2002, there was $1,600,000 outstanding on this Note, of which $400,000 is classified as current. Interest expense related to this note amounted to $94,000 for the year ended December 31, 2002. The Term Note contains certain restrictions on the conduct of our business, including, among other things, restrictions, generally, on incurring debt, making investments, creating or suffering liens, tangible net worth, cash flow coverage, or completing mergers.

        The proceeds from the February 2002 Term Note were used to repay the $1,100,000 balance on its $1,400,000 Term Note, due June 30, 2005, and to repay the remaining balance of $475,000 on certain outstanding senior subordinated notes.

        The Company maintains a $1,000,000 line of credit with JP Morgan Chase Bank (the "Line of Credit"). Interest on the unpaid balance of the Line of Credit is at JP Morgan Chase Bank's prime commercial lending rate plus one-half percent. The Line of Credit is renewable annually, and was initially put in place on December 30, 1999. In July 2002, we accessed $1,000,000 under the Line of Credit, of which approximately $824,000 was used to acquire approximately 3% of the outstanding shares of common stock of a publicly traded research and consulting company. The Company consulted with, and obtained the consent of, JP Morgan Chase Bank with respect to this transaction. The Company sold all of its holdings in this publicly traded research and consulting company, and the proceeds approximated the carrying value of these securities. The proceeds from the sale of these securities were used to repay $824,000 of the balance outstanding on the Line of Credit. As of December 31, 2002, $176,000 remains outstanding. The Line of Credit contains certain restrictions on the conduct of our business, including, among other things, restrictions, generally, on incurring debt, and creating or suffering liens.

        The Company's Term Note and Line of Credit are secured by a general security interest in substantially all of the Company's assets. In May 2002, JP Morgan Chase agreed to lower the minimum tangible net worth covenant in the Term Note agreement to $3,500,000, and the waived the prior covenant at the March 31, 2002 report date. In March 2003, JP Morgan Chase agreed to waive the prior cash flow coverage covenant for the twelve-month period ended December 31, 2002.

        On April 1, 2003, the Company amended and restated: (i) its term Note with JP Morgan Chase Bank, in the principal amount of $1,500,000 and (ii) its line of credit with JP Morgan

Chase Bank in the principal amount of $1,000,000. These amended and restated agreements had the effect of reducing the term Note principal amount from $2,000,000 to $1,500,000, reflecting the current outstanding balance. The final repayment date of the term Note has been moved up from December 31, 2006 to December 31, 2005. As a result, the Company will have a $500,000 balloon payment due at December 31, 2005 instead of making payments of $100,000 each quarter in 2006. In addition, JP Morgan Chase Bank consented to the Company's acquisition of Guideline and the related financing transactions with Petra, and amended various financial covenants of both the term Note and line of credit as follows:

        1)    The previous Debt to  Consolidated  Tangible Net Worth Covenant of
              2.00 was replaced with a Senior Debt to Consolidated Tangible Net Worth plus Subordinated Debt covenant of 0.75; and

        2)    The  previous   Consolidated   Tangible  Net  Worth   covenant  of
              $3,500,000 was replaced with a Consolidated Tangible Net Worth plus Subordinated Debt covenant of $3,300,000.

        As a result of these financial covenant amendments and the consent by JP Morgan Chase, the Company believes it was in compliance with all of its loan agreements with JP Morgan Chase upon the closing of the Company's acquisition of Guideline and its related financing with Petra.

        The Company believes that cash generated from operations, the proceeds from its Term Note and Line of Credit with JP Morgan Chase and its cash and cash equivalents will be sufficient to fund our operations for the foreseeable future.

        The following summarizes the Company's financial obligations and their expected maturities, and the effect such obligations are expected to have on liquidity and cash flow in the periods indicated.

--------------------------------------------------------------------------------
                                            As of December 31, 2002
                                                (in thousands)
                             ---------------------------------------------------
                                           Less than       1 - 3        After 3
                               Total        1 year         years         years
                             ---------     ---------     ---------     ---------
Notes payable                $   1,806     $     606     $   1,200     $      --
Long term lease commitments      2,132           853         1,279            --
Deferred compensation              441            --            --           441
                             ---------     ---------     ---------     ---------

                             $   4,379     $   1,459     $   2,479     $     441
                             =========     =========     =========     =========

--------------------------------------------------------------------------------

INFLATION

        The Company has in the past been able to increase the price of its products and services sufficiently to offset the effects of inflation on direct costs, and anticipates that it will be able to do so in the future.

CRITICAL ACCOUNTING POLICIES

        Our management's discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Our preparation of our financial statements requires us to make estimates and judgments that affect reported amounts of assets, liabilities and revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to allowances for doubtful accounts, restructuring, useful lives of property, plant and equipment and intangible assets, income tax valuation allowances and other accrued expenses. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

INCOME TAXES

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has tax loss carryforwards that have been recognized as assets on its balance sheet. These assets are subject to expiration from 2012 to 2022. Realization of the net deferred tax assets is dependent on future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards. In 2002, after the Company performed an analysis of its deferred tax assets and projected future taxable income, a valuation allowance was provided for certain state and local carryforward tax operating loss assets, as the Company determined that it was no longer more likely than not that such assets would be realized during the carryforward period. It is reasonably possible that future valuation allowances will need to be recorded if the Company is unable to generate sufficient future taxable income to realize such deferred tax assets during the carryforward period. Although realization is not assured, management believes that it is more likely than not that the deferred tax assets will be realized.

NON-MARKETABLE EQUITY SECURITIES

        The preferred share securities in idealab! are an investment in a start-up enterprise. It is reasonably possible in the near term that the Company's estimate of the net realizable value of the preferred shares will be less than the carrying value of the preferred shares.

NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

        In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which will be adopted by the Company as of January 1, 2003. This standard addresses issues associated with the retirement of tangible long-lived assets. The Company does not believe that there will be any impact on its consolidated financial position and results of operations that will result from the adoption of this standard.

RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The Company elected to early adopt the provisions of this omnibus statement, which makes changes to several existing authoritative pronouncements to make technical corrections, to clarify meanings, or to describe their applicability under changed conditions. The adoption of this standard did not affect the current financial position or results of operations of the Company. Adoption of the standard caused the loss on repayment of debt that occurred in the year ended December 31, 2000 to be reclassified as interest expense on the statement of operations, from its prior presentation as an extraordinary item.

ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management believes that the adoption of this standard will not have an impact on the Company's reported financial position or results of operations, as treatment of this standard is prospective.

ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF FASB STATEMENT NO. 123

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." This statement amends SFAS No. 123 by providing alternative methods of adopting the fair-value method of accounting for stock-based compensation, if an entity elects to discontinue using the intrinsic-value method of accounting permitted in Accounting Principles Board (APB) Opinion No.
25. One of these adoption methods, under which a prospective adoption of the fair-value method would be permitted without the need for a cumulative restatement of prior periods, is only available to the Company if adopted in
2003. The statement also amended with immediate effect certain disclosure requirements of SFAS No. 123 which the Company adopted as of December 31, 2002. Management continues to study whether it will continue to account for stock-based compensation under APB No. 25 or whether it will adopt SFAS No. 123 as amended.

COMMITMENTS AND CONTINGENCIES

        In March 2003, the Company became aware of a lease modification agreement from 1992 related to its primary offices at 625 Avenue of the Americas that differs from a second lease modification agreement signed by the same parties also in 1992. The lease modification agreement that the Company believes to be in effect has been consistently disclosed and used to account for this operating lease since 1992. These two agreements are dated within two days of each other. The significant difference between the terms of the documents are that the newly discovered document indicates a lease expiration in June 2004, one year prior to the June 2005 expiration date in the agreement that the Company believes to be in effect. The Company has requested its landlord to investigate their files, however, this investigation remains incomplete and accordingly no determination as to which agreement is definitive has been made. The Company believes that the agreement it has consistently relied upon and which expires in June 2005 is the governing agreement. Based upon review of the documents that have been located, outside counsel has advised the Company that a reasonable basis exists for the Company's position.

        If the newly discovered document is determined to be the definitive agreement, as of December 31, 2002 the Company would be obligated to write-off approximately $310,000 of the rental asset recorded on its balance sheet, which would cause an after-tax reduction to shareholders equity of approximately $210,000.

FORWARD-LOOKING STATEMENTS

        In this report, and from time to time, we may make or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. Such statements are necessarily estimates reflecting management's best judgment based on current information. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are usually identified by the use of words or phrases such as "believes," "anticipates," "expects," "estimates," "planned," "outlook," and "goal." Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in forward-looking statements. While it is impossible to identify all such factors, the risks and uncertainties that may affect the operations, performance and results of our business include the following:

FACTORS THAT COULD AFFECT OUR FUTURE RESULTS

WE ARE DEPENDENT ON CLIENT RENEWALS OF OUR RETAINER-BASED SERVICES.

        We derived approximately 90% of our total revenues in 2002 from QCS, our retainer business. In the year ended December 31, 2002, QCS experienced an 8.6% decrease in retainer clients, and a 4% decrease in holders of its Membership Card. We may not be successful in maintaining retainer renewal rates or the size of its retainer client base. Also, the Company's ability to renew retainer accounts is subject to a number of risks, including the following:

        o We may be unsuccessful in delivering consistent, high quality and timely analysis and advice to its clients.

        o We may not be able to hire and retain a large and growing number of highly talented professionals in a very competitive job market.

        o We may be unsuccessful in understanding and anticipating market trends and the changing needs of its clients.

        o We may not be able to deliver products and services of the quality and timeliness to withstand competition.

        If the Company is unable to successfully maintain its retainer rates or sustain the necessary level of performance, such an inability could have a material adverse effect on the

Company's business and financial results, which may require us to modify our business objectives or reduce or cease some of products and services that we offer.

WE ARE DEPENDENT ON THE REVENUE WE RECEIVE FROM NON-RECURRING SCRG  ENGAGEMENTS.

        The Company derived approximately 10% of its revenues during the year ended December 31, 2002, from SCRG. The Company currently anticipates growth in revenues from SCRG as projected demand increases for projects of longer duration and complexity. SCRG engagements vary in number, size and scope and typically are project based and non-recurring. The Company's ability to replace completed SCRG engagements with new engagements is subject to a number of risks, including the following:

        o We may be unsuccessful in delivering consistent, high quality and timely consulting services to its clients.

        o We may not be able to hire and retain a large and growing number of highly talented professionals in a very competitive job market.

        o We may be unsuccessful in understanding and anticipating market trends and the changing needs of its clients.

        o We may not be able to deliver consulting services of the quality and timeliness to withstand competition.

        If the Company is not able to replace completed SCRG engagements with new engagements, such an inability could have a material adverse effect on the Company's business and financial results, which may require us to modify our business objectives or reduce or cease some of products and services that we offer.

OUR OPERATING RESULTS ARE SUBJECT TO POTENTIAL FLUCTUATIONS BEYOND OUR CONTROL.

        The  Company's  operating  results  vary from  quarter to  quarter.  The
Company expects future operating results to fluctuate due to several factors, many of which are out of the Company's control:

        o The disproportionately large portion of our QCS retainers that expire in the fourth quarter of each year.

        o  The level and timing of renewals of retainers of our QCS services.

        o  The mix of QCS revenue versus SCRG revenue.

        o The number, size and scope of SCRG engagements in which the Company is engaged, the degree of completion of such engagements, and the Company's ability to complete such engagements.

        o  The timing and amount of new business generated by the Company.

        o The timing of the development, introduction, and marketing of new products and services and modes of delivery.

        o  The timing of hiring consultants and corporate sales personnel.

        o Consultant utilization rates and specifically, the accuracy of estimates of resources required to complete ongoing SCRG engagements.

        o  Changes in the spending patterns of the Company's clients.

        o  The Company's accounts receivable collection experience.

        o  Competitive conditions in the industry.

        Due to these factors, the Company believes period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations.

WE MAY NOT BE ABLE TO TIMELY RESPOND TO RAPID CHANGES IN THE MARKET OR THE NEEDS OF OUR CLIENTS.

        The Company's success depends in part upon its ability to anticipate rapidly changing market trends and to adapt its products and services to meet the changing needs of its clients. Frequent and often dramatic changes, including the following, characterize the Company's industry:

        o  Introduction of new products and obsolescence of others

        o Changing client demands concerning the marketing and delivery of the Company's products and services

        This environment of rapid and continuous change presents significant challenges to the Company's ability to provide its clients with current and timely analysis and advice on issues of importance to them. The Company commits substantial resources to meeting these challenges. If the Company fails to provide insightful timely information in a manner that meets changing market needs, such a failure could have a material and adverse effect on the Company's future operating results.

WE ARE DEPENDENT ON OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL.

        The Company needs to hire, train and retain a significant number of additional qualified employees to execute its strategy and support its growth. In particular, the Company needs trained consultants, corporate sales specialists, and product development and operations staff. The Company continues to experience intense competition in recruiting and retaining qualified employees. The pool of experienced candidates is small, and the Company competes for qualified employees against many companies. If the Company is unable to successfully hire, retain, and motivate a sufficient number of qualified employees, such an inability will have a material adverse effect on the Company's business and financial results.

WE FACE SEVERE COMPETITION.

        The consulting industry is extremely competitive. The Company competes directly with other independent providers of similar services and indirectly with the internal staffs of current and prospective client organizations. The Company also competes indirectly with larger electronic and print media companies and consulting firms. The Company's indirect competitors, many of which have substantially greater financial, information gathering and marketing resources than the Company, could choose to compete directly against the Company in the future.

        The Company's market has few barriers to entry. New competitors could easily compete against the Company in one or more market segments addressed by the Company's QCS or SCRG services. The Company's current and future competitors may develop products and services that are more effective than the Company's products and services. Competitors may also produce their products and services at less cost and market them more effectively. If the Company is unable to successfully compete against existing or new competitors, such an inability will have a material adverse effect on the Company's operating results and would likely result in pricing pressure and loss of market share.

WE MAY NOT BE SUCCESSFUL IN THE DEVELOPMENT AND MARKETING OF NEW PRODUCTS OR SERVICES.

        The Company's future success depends on its ability to develop or acquire new products and services that address specific industry and business sectors and changes in client requirements. The process of internally researching, developing, launching and gaining client acceptance of a new product or service is inherently risky and costly. Assimilating and marketing an acquired product or service is also risky and costly. Currently, the Company has formed several strategic alliances with other information providers and various business associations in order to expand its client base and allow for the rollout of a new service continuum. If the Company is unable to develop new products and services or manage its strategic investments, such inabilities could have a material adverse effect on the Company's operating results.

WE ARE DEPENDENT ON KEY PERSONNEL, THE LOSS OF ANY MAY ADVERSELY EFFECT THE COMPANY.

        The Company relies, and will continue to rely, in large part on its key management, research, consulting, sales, product development and operations personnel. The Company's success in part depends on its ability to motivate and retain highly qualified employees. If any members of the Company's Operating Management Group, which, at the time of the filing of this Report, includes the CEO, President, CFO and two other Senior Vice Presidents, leave the Company, such loss or losses could have a material adverse effect on the Company.

RISK OF PRODUCT PRICING LIMITING POTENTIAL MARKET.

        The Company's pricing strategy may limit the potential market for the Company's QCS and SCRG services to substantial commercial and governmental entities. As a result, the Company may be required to reduce prices for its QCS and SCRG services or to introduce new products and services with lower prices or offered for free over the Internet in order to expand or maintain its market share or broaden its addressed market. These actions could have a material adverse effect on the Company's business and results of operations.

WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR GROWTH.

        Growth places significant demands on the Company's management, administrative, operational and financial resources. The Company's ability to manage growth, should it continue to occur, will require the Company to continue to improve its systems and to motivate and effectively manage an evolving workforce. If the Company's management is unable to effectively manage a changing and growing business, the quality of the Company's products, its retention of key employees, and its results of operations could be materially adversely affected.

ANY ACQUISITIONS THAT WE ATTEMPT OR COMPLETE COULD PROVE DIFFICULT TO INTEGRATE OR REQUIRE A SUBSTANTIAL COMMITMENT OF MANAGEMENT TIME AND OTHER RESOURCES.

        As part of its business strategy, the Company looks to buy or make investments in complementary businesses, products and services. If the Company finds a business it wishes to acquire, the Company could have difficulty negotiating the terms of the purchase, financing the purchase, and integrating and assimilating the employees, products and operations of the acquired business. Acquisitions may disrupt the ongoing business of the Company and distract management. Furthermore, acquisition of new businesses may not lead to the successful development of new products, or if developed, such products may not achieve market acceptance or prove to be profitable. A given acquisition may also have a material adverse effect on the

Company's financial condition or results of operations. In addition, the Company may be required to incur debt or issue equity to pay for any future acquisitions.

WE ARE VULNERABLE TO VOLATILE MARKET CONDITIONS.

        The market prices of our common stock have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Please see the table contained in Item 5 "Market for Registrant's Common Equity and Related Stockholder Matters" of Part II of this Report which sets forth the range of high and low bids of our common stock for the calendar quarters indicated.

WE DO NOT EXPECT TO PAY DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE.

        Although our shareholders may receive dividends if, as and when declared by our board of directors, we do not intend to pay dividends on our common stock in the foreseeable future. Therefore, you should not purchase our common stock if you need immediate or future income by way of dividends from your investment.

OUR COMMON STOCK IS SUBJECT TO RULES REGARDING "PENNY STOCKS" WHICH MAY AFFECT ITS LIQUIDITY.

        In April 2001, due to its failure to comply with NASDAQ's minimum bid price, our Common Stock was delisted from the NASDAQ and is now traded on the OTC Bulletin Board. Because the trading price of our common stock is currently below $5.00 per share, trading is subject to certain other rules of the Securities Exchange Act of 1934. Such rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock." "Penny stock" is defined as any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery of a disclosure schedule explaining the penny stock market and the risks associated with that market before entering into any penny stock transaction. Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. The rules also impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale. Finally, monthly statements are required to be sent disclosing recent price information for the penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our Common Stock. This could severely limit the market liquidity of our Common Stock and your ability to sell the Common Stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's primary exposures to market risks include fluctuations in interest rates on its short-term and long-term borrowings of $1,806,000 as of December 31, 2002 under its credit facility. Management does not believe that the risk inherent in the variable-rate nature of these instruments will have a material adverse effect on the Company's consolidated financial statements. However, no assurance can be given that such a risk will not have a material adverse effect on the Company's financial statements in the future.

        As of December 31, 2002, the outstanding balance on all of the Company's credit facilities was $1,806,000. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $20,000 on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

        In July 2002, the Company borrowed $1,000,000 under its line of credit, of which approximately $824,000 was used to acquire approximately 3% of the outstanding common shares of a publicly traded research and consulting company. As a result, the Company's total outstanding debt increased as compared to December 31, 2001, which has increased the Company's exposure to interest rate market risk. The Company consulted with, and obtained the consent of, its lender with respect to this transaction. In September and October 2002, the Company sold its shares of a publicly traded research and consulting company for approximately $824,000. These proceeds were used to pay down a portion of this line of credit. As of December 31, 2002, approximately $176,000 was outstanding under this line. Interest expense related to this note amounted to approximately $20,000 for the year ended December 31, 2002.

        Except as set forth in the preceding paragraph, there has been no material change in the Company's assessment of its sensitivity to market risk as of December 31, 2002, as compared to the information included in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of the Company's Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002.

        The Company does not invest or trade in any derivative financial or commodity instruments, nor does it invest in any foreign financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements are submitted in a separate section of this report on pages F-1 through F-27.

ITEM 9. CHANGES  IN  AND  DISAGREEMENTS  WITH   ACCOUNTANTS  ON  ACCOUNTING  AND
        FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Other information required by Item 10 including information regarding directors, appearing under the captions "Election of Directors" and "Other Matters" of the Company's proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference. The proxy statement is anticipated to be filed with the Commission on or about April 30, 2003.

ITEM 11.  EXECUTIVE COMPENSATION

        The information required by Item 11 appearing under the caption "Executive Compensation" of the Company's proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference. The proxy statement is anticipated to be filed with the Commission on or about April 30, 2003.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 appearing under the captions "Executive Compensation - Equity Compensation Plans" and "Security Ownership of Certain Beneficial Owners and Management" of the Company's proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference. The proxy statement is anticipated to be filed with the Commission on or about April 30, 2003.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 appearing under the caption "Certain Relationships and Related Transactions" of the Company's proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference. The proxy statement is anticipated to be filed with the Commission on or about April 30, 2003.

ITEM 14.   DISCLOSURE CONTROLS AND PROCEDURES

        Within 90 days prior to the filing of this report, an evaluation was performed under the supervision and participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this report:

    (1) Financial Statements:
                                                                       Location
                                                                       In 10-K
                                                                      ----------

        Report of independent auditors                                   F-2

        Consolidated balance sheets - December 31, 2002 and 2001         F-3

        Consolidated statements of operations - Years ended
        December 31, 2002, 2001 and 2000                                 F-4

        Consolidated statements of changes in stockholders' equity -
        Years ended December 31, 2002, 2001 and 2000                     F-5

        Consolidated statements of cash flows - Years ended
        December 31, 2002 2001 and 2000                                  F-6

        Notes to consolidated financial statements                       F-7


    (2) Financial Statement Schedule:

             See Schedule II of this Form 10-K.

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended December 31, 2002

(c)     Exhibits:

        EXHIBIT NUMBER                   DESCRIPTION OF EXHIBIT

        3.1 Certificate of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form S-18 (Reg. No. 33-8634-NY) which became effective with the Securities and Exchange Commission on October 31, 1986)

        3.2 Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form S-18 (Reg. No. 33-8634-NY) which became effective with the Securities and Exchange Commission on October 31, 1986)

        3.3 Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form S-18 (Reg. No. 33-8634-NY) which became effective with the Securities and Exchange Commission on October 31, 1986)

        3.4 Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company's Definitive Proxy Statement, filed on May 2,
                        1995)

        3.5 Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company's Definitive Proxy Statement, filed on May 13,
                        1998)

        3.6 Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company's Definitive Proxy Statement, filed on May 27,
                        1998)

        3.7 Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company's Definitive Proxy Statement, filed on May 10,
                        2002)

        3.8 By-laws of the Company (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1987)

        3.9             Amendment to the By-laws of the Company (filed herewith)

        4.1 Specimen of the Company's Common Stock Certificate (incorporated by reference to the Company's Registration Statement on Form S-18 (Reg. No. 33-8634-NY) which became effective with the Securities and Exchange Commission on October 31, 1986)

        10.1 License Agreement, dated October 11, 1971, between the Company and SVP International (incorporated by reference to the Company's Registration Statement on Form S-18 (Reg. No. 33-8634-NY) which became effective with the Securities and Exchange Commission on October 31, 1986)

        10.2 Amendment to License Agreement, dated March 23, 1981, between the Company and SVP International (incorporated by reference to the Company's Registration Statement on Form S-18 (Reg. No. 33-8634-NY) which became effective with the Securities and Exchange Commission on October 31, 1986)

        10.3 Amendment to License Agreement, dated November 21, 2001, between the Company and SVP International (filed herewith)

        10.4 Lease, dated March 15, 1995, between Urbicum Associates, L.P. and the Company, related to premises on 4th floor at 641 Avenue of the Americas, New York, NY (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1994)

        10.5 Lease, dated December 15, 1986, between Chelsea Green Associates and the Company, related to premises at 625 Avenue of the Americas, New York, NY (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1992)

        10.6 The Company's 401(k) and Profit Sharing Plan (incorporated by reference to the Company's Form S-8, filed on March 29, 1996)*

        10.7 The Company's 1996 Stock Option Plan (incorporated by reference to the Company's Definitive Proxy Statement, filed on May 10, 2002)*

        10.8 Collaboration Agreement, dated as of December 19, 1999, by and among Bill Gross' idealab!, the Company, and find.com, Inc. (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1999)

        10.9 $2,000,000 Term Note, dated February 20, 2002, by the Company in favor of JPMorgan Chase Bank (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 2001)

        10.10 $1,000,000 Senior Grid Promissory Note, dated June 18, 2002, by the Company in favor of JPMorgan Chase Bank (filed herewith)

        10.11 Stock Purchase Agreement, dated January 15, 1998, between SVP, S.A. and the Company (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1999)

        10.12 Amended and restated Employment Agreement, dated November 21, 2001, between the Company and Andrew P. Garvin (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 2001)*

        10.13 Amendment No. 1 to Amended and Restated Employment Agreement, dated December 31, 2002, between the Company and Andrew P. Garvin (filed herewith)*

        10.14 Employment Agreement, dated November 21, 2001, between the Company and David Walke (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 2001)*

        10.15 Employment Agreement, dated February 6, 2002, between the Company and Martin E. Franklin (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 2001)*

        10.16 Employment Agreement, dated May 13, 2002, between the Company and Peter M. Stone (incorporated by reference to the Company's Form 10-Q filed for the quarter ended June 30, 2002)*

        10.17 Employment Agreement, dated May 13, 2002, between the Company and Daniel S. Fitzgerald (incorporated by reference to the Company's Form 10-Q filed for the quarter ended June 30, 2002)*

        21              List of Subsidiaries (filed herewith)

        23              Consent of Independent Auditors (filed herewith)

        99.1 Certifications Pursuant to 18 U. S. C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

* This exhibit represents a management contract or a compensatory plan.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIND/SVP, INC.
                                        (Registrant)

                                            By:  /s/ DAVID WALKE
                                               ---------------------------------
                                               David Walke,
                                               Chief Executive Officer
                                               April 11, 2003



Pursuant to the requirement(s) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(1)     Principal Executive Officer:

        /s/ DAVID WALKE                          Chief Executive Officer
        ---------------------------------        April 11, 2003
        David Walke

(2)     Principal Financial Officer and Principal Accounting Officer:

        /s/ PETER M. STONE                       Chief Financial Officer
        ---------------------------------        April 11, 2003
        Peter M. Stone

(3)     Board of Directors:

        /s/ ANDREW P. GARVIN                     President and Director
        ---------------------------------        April 11, 2003
        Andrew P. Garvin

        /s/ MARTIN E. FRANKLIN                   Chairman of Board of Directors
        ---------------------------------        April 11, 2003
        Martin E. Franklin

        /s/ MARC L. REISCH                       Director
        ---------------------------------        April 11, 2003
        Marc L. Reisch

        /s/ DENISE L. SHAPIRO                    Director
        ---------------------------------        April 11, 2003
        Denise L. Shapiro

        /s/ ROBERT J. SOBEL                      Director
        ---------------------------------        April 11, 2003
        Robert J. Sobel

        /s/ WARREN STRUHL                        Director
        ---------------------------------        April 11, 2003
        Warren Struhl

                                 CERTIFICATIONS

I, David Walke, certify that:

1. I have reviewed this annual report on Form 10-K of FIND/SVP, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 11, 2003


/s/ DAVID WALKE
---------------
David Walke
Chief Executive Officer

I, Peter Stone, certify that:

1. I have reviewed this annual report on Form 10-K of FIND/SVP, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 11, 2003

/s/ PETER M. STONE
------------------
Peter M. Stone
Chief Financial Officer

                                  EXHIBIT INDEX

        EXHIBIT NUMBER                   DESCRIPTION OF EXHIBIT

        3.1 Certificate of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form S-18 (Reg. No. 33-8634-NY) which became effective with the Securities and Exchange Commission on October 31, 1986)

        3.2 Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form S-18 (Reg. No. 33-8634-NY) which became effective with the Securities and Exchange Commission on October 31, 1986)

        3.3 Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form S-18 (Reg. No. 33-8634-NY) which became effective with the Securities and Exchange Commission on October 31, 1986)

        3.4 Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company's Definitive Proxy Statement, filed on May 2,
                        1995)

        3.5 Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company's Definitive Proxy Statement, filed on May 13,
                        1998)

        3.6 Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company's Definitive Proxy Statement, filed on May 27,
                        1998)

        3.7 Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company's Definitive Proxy Statement, filed on May 10,
                        2002)

        3.8 By-laws of the Company (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1987)

        3.9             Amendment to the By-laws of the Company (filed herewith)

        4.1 Specimen of the Company's Common Stock Certificate (incorporated by reference to the Company's Registration Statement on Form S-18 (Reg. No. 33-8634-NY) which became effective with the Securities and Exchange Commission on October 31, 1986)

        10.1 License Agreement, dated October 11, 1971, between the Company and SVP International (incorporated by reference to the Company's Registration Statement on Form S-18 (Reg. No. 33-8634-NY) which became effective with the Securities and Exchange Commission on October 31, 1986)

        10.2 Amendment to License Agreement, dated March 23, 1981, between the Company and SVP International (incorporated by reference to the Company's Registration Statement on Form S-18 (Reg. No. 33-8634-NY) which became effective with the Securities and Exchange Commission on October 31, 1986)

        10.3 Amendment to License Agreement, dated November 21, 2001, between the Company and SVP International (filed herewith)

        10.4 Lease, dated March 15, 1995, between Urbicum Associates, L.P. and the Company, related to premises on 4th floor at 641 Avenue of the Americas, New York, NY (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1994)

        10.5 Lease, dated December 15, 1986, between Chelsea Green Associates and the Company, related to premises at 625 Avenue of the Americas, New York, NY (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1992)

        10.6 The Company's 401(k) and Profit Sharing Plan (incorporated by reference to the Company's Form S-8, filed on March 29, 1996)*

        10.7 The Company's 1996 Stock Option Plan (incorporated by reference to the Company's Definitive Proxy Statement, filed on May 10, 2002) *

        10.8 Collaboration Agreement, dated as of December 19, 1999, by and among Bill Gross' idealab!, the Company, and find.com, Inc. (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1999)

        10.9 $2,000,000 Term Note, dated February 20, 2002, by the Company in favor of JPMorgan Chase Bank (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 2001)

        10.10 $1,000,000 Senior Grid Promissory Note, dated June 18, 2002, by the Company in favor of JPMorgan Chase Bank (filed herewith)

        10.11 Stock Purchase Agreement, dated January 15, 1998, between SVP, S.A. and the Company (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1999)

        10.12 Amended and restated Employment Agreement, dated November 21, 2001, between the Company and Andrew P. Garvin (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 2001)*

        10.13 Amendment No. 1 to Amended and Restated Employment Agreement, dated December 31, 2002, between the Company and Andrew P. Garvin (filed herewith)*

        10.14 Employment Agreement, dated November 21, 2001, between the Company and David Walke (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 2001)*

        10.15 Employment Agreement, dated February 6, 2002, between the Company and Martin E. Franklin (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 2001)*

        10.16 Employment Agreement, dated May 13, 2002, between the Company and Peter M. Stone (incorporated by reference to the Company's Form 10-Q filed for the quarter ended June 30, 2002)*

        10.17 Employment Agreement, dated May 13, 2002, between the Company and Daniel S. Fitzgerald (incorporated by reference to the Company's Form 10-Q filed for the quarter ended June 30, 2002)*

        21              List of Subsidiaries (filed herewith)

        23              Consent of Independent Auditors (filed herewith)

        99.1 Certifications Pursuant to 18 U. S. C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

                                     ITEM 8
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         FIND/SVP, INC. AND SUBSIDIARIES

             Index to Consolidated Financial Statements and Schedule

                                                                            PAGE
                                                                            ----

Independent Auditors' Report                                                F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001                F-3

Consolidated Statements of Operations
    for the years ended December 31, 2002, 2001 and 2000                    F-4

Consolidated Statements of Shareholders' Equity
    for the years ended December 31, 2002, 2001 and 2000                    F-5

Consolidated Statements of Cash Flows
    for the years ended December 31, 2002, 2001 and 2000                    F-6

Notes to Consolidated Financial Statements                                  F-7

Schedule:
    Independent Auditors' Report on Supplemental Schedule                   F-26

       Schedule II - Valuation and Qualifying Accounts                      F-27

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Find/SVP, Inc.

We have audited the accompanying consolidated balance sheets of Find/SVP, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche LLP

Stamford, Connecticut
April 4, 2003

                         FIND/SVP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   December 31
                 (in thousands, except share and per share data)

                   ASSETS                                  2002          2001
Current assets:
  Cash and cash equivalents                              $    968      $  1,951
  Accounts receivable, less allowance for
    doubtful accounts of $150 and $126
    in 2002 and 2001, respectively                          1,953         1,415
  Note receivable                                              --           138
  Deferred tax assets                                         272           194
  Prepaid expenses and other current assets                   948           828
                                                         --------      --------

     Total current assets                                   4,141         4,526

Equipment, software development and leasehold
  improvements, at cost, less accumulated
  depreciation and amortization                             2,334         2,892

Other assets:
  Deferred tax assets                                       1,324         1,063
  Rental asset                                                575           580
  Cash surrender value of life insurance                      418           747
  Non-marketable equity securities                            185           500
  Other assets                                                561           384
                                                         --------      --------

                                                         $  9,538      $ 10,692
                                                         ========      ========
    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of notes payable                    $    606      $    924
  Trade accounts payable                                      353           469
  Accrued expenses and other                                1,749         1,781
                                                         --------      --------

                Total current liabilities                   2,708         3,174
                                                         --------      --------
Unearned retainer income                                    1,476         1,753
Notes payable                                               1,200           895
Deferred compensation                                         441           380

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.0001 par value
    Authorized 2,000,000 shares; zero issued
    and outstanding in both 2002 and 2001                      --            --
  Common stock, $.0001 par value. Authorized
    100,000,000 shares; issued and outstanding
    10,214,102 shares in 2002; issued and
    outstanding 10,043,443 shares in 2001                       1             1
  Capital in excess of par value                            7,332         6,985
  Accumulated deficit                                      (3,620)       (2,496)
                                                         --------      --------
                  Total shareholders' equity                3,713         4,490
                                                         --------      --------

                                                         $  9,538      $ 10,692
                                                         ========      ========

See accompanying notes to consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                             Years ended December 31
                 (in thousands, except share and per share data)

                                               2002         2001         2000

Revenues                                  $    20,828   $   22,215   $   23,800
                                          -----------   ----------   ----------

Operating expenses:
  Direct costs                                 10,027       10,966       12,127
  Selling, general and
    administrative expenses                    11,808       12,397       12,426
                                          -----------   ----------   ----------

    Operating loss                             (1,007)      (1,148)        (753)

Interest income                                    15           49          119
Other income                                       --           --          139
Interest expense                                 (156)        (246)        (372)
Impairment on investment                         (315)          --           --
                                          -----------   ----------   ----------

    Loss before benefit for income taxes       (1,463)      (1,345)        (867)

Benefit for income taxes                         (339)        (400)        (332)
                                          -----------   ----------   ----------

    Net loss                              $    (1,124)  $     (945)  $     (535)
                                          ===========   ==========   ==========



Loss per common share - basic
  and diluted:                            $      (.11)  $     (.12)  $     (.06)
                                          ===========   ==========   ==========

Weighted average number of
  common shares outstanding:
    Basic                                  10,138,703    7,879,744    7,449,986
                                          ===========   ==========   ==========
    Diluted                                10,138,703    7,879,744    7,449,986
                                          ===========   ==========   ==========


See accompanying notes to consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                             Years ended December 31
                      (in thousands, except share amounts)


                                                      Common Stock            Capital in                        Total
                                               ---------------------------     excess of    Accumulated     shareholders'
                                                  Shares         Amount        par value      deficit          equity
                                               ------------   ------------   ------------   ------------    ------------

Balance at January 1, 2000                        7,136,919   $          1   $      4,904   $     (1,016)   $      3,889

Net loss                                                 --             --             --           (535)           (535)

Exercise of stock options and warrants              319,024             --            638             --             638

Common stock issued in exchange for warrants        150,000             --             --             --              --
                                               ------------   ------------   ------------   ------------    ------------

Balance at December 31, 2000                      7,605,943              1          5,542         (1,551)          3,992

Net loss                                                 --             --             --           (945)           (945)

Common stock issued                               2,437,500             --          1,443             --           1,443
                                               ------------   ------------   ------------   ------------    ------------

Balance at December 31, 2001                     10,043,443              1          6,985         (2,496)          4,490

Net loss                                                 --             --             --         (1,124)         (1,124)

Exercise of stock options and warrants              108,159             --             49             --              49

Common stock issued                                  62,500             --             50             --              50

Stock-based compensation                                 --             --            248             --             248
                                               ------------   ------------   ------------   ------------    ------------

Balance at December 31, 2002                     10,214,102   $          1   $      7,332   $     (3,620)   $      3,713
                                               ============   ============   ============   ============    ============

See accompanying notes to consolidated financial statements

                         FIND/SVP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             Years ended December 31
                                 (in thousands)

                                                   2002       2001       2000
Cash flows from operating activities:
  Net loss                                        $(1,124)   $  (945)   $  (535)

Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
    Depreciation and amortization                     939      1,087      1,110
    Allowance for doubtful accounts                   128        454        217
    Unearned retainer income                         (277)      (318)       142
    Deferred income taxes                            (339)      (398)      (342)
    Compensation from option grants                   248         --         --
    Impairment on investment                          315         --         --
    Deferred compensation                              61         57         56

    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable     (666)       651       (796)
      (Increase) decrease in prepaid
        expenses and other current assets            (120)       131       (119)
      Decrease (increase) in rental asset               5       (206)      (199)
      Decrease (increase) in cash surrender
        value of life insurance                       329        (44)       (70)
      Increase in other assets                        (29)       (76)       (37)
      Decrease in accounts payable and
        accrued expenses                             (147)       (94)      (117)
                                                  -------    -------    -------

        Net cash (used in) provided by
          operating activities                       (677)       299       (690)
                                                  -------    -------    -------

Cash flows from investing activities:
  Capital expenditures                               (457)      (304)      (570)
  Repayment of notes receivable                       138        137        137
                                                  -------    -------    -------

        Net cash used in investing activities        (319)      (167)      (433)
                                                  -------    -------    -------

Cash flows from financing activities:
    Principal borrowings under notes payable        3,230        200      1,400
    Principal payments under notes payable         (3,243)      (725)    (1,474)
    Proceeds from exercise of stock options
      and warrants                                     49         --         37
    Proceeds from issuance of common stock             50      1,443         --
    Increase in deferred financing fees
      and acquisition costs                           (73)        --        (35)
                                                  -------    -------    -------

        Net cash provided by (used in)
           financing activities                        13        918        (72)
                                                  -------    -------    -------

        Net (decrease) increase in cash
          and cash equivalents                       (983)     1,050     (1,195)

Cash and cash equivalents at beginning of year      1,951        901      2,096
                                                  -------    -------    -------
Cash and cash equivalents at end of year          $   968    $ 1,951    $   901
                                                  =======    =======    =======


See accompanying notes to consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000

(1)   ORGANIZATION AND NATURE OF OPERATIONS

            Find/SVP, Inc. and its wholly owned subsidiaries (the "Company") is a knowledge services company that leverages the expertise and resources of its professional research teams on behalf of executives and other decision-making employees, primarily in the United States. The Company currently operates in two business segments, providing consulting and business advisory services including: the Quick Consulting and Research Service ("Quick Consulting") which provides retainer clients with access to the expertise of the Company's staff and information resources as well as a Live AnswerDesk ("LAD") service; and the Strategic Consulting and Research Group ("SCRG") which provides more extensive, in-depth custom market research and competitive intelligence information, as well as customer satisfaction and loyalty programs. Substantially all of the Company's personnel and operations are located in Manhattan.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of Find/SVP, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

            GOODWILL

            Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other
            Intangible Assets," under which goodwill is no longer amortized. Instead, goodwill is evaluated for impairment using a two-step process that is performed at least annually and whenever events or circumstances indicate impairment may have occurred. The first step is a comparison of the fair value an internal reporting unit with its carrying amount including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, a second test is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of the goodwill is greater than the implied value, an impairment loss is recognized for the difference. The implied value of the goodwill is determined as of the test date by performing a purchase price allocation as if the reporting unit had just been acquired, using currently estimated fair values of the individual assets and liabilities of the reporting unit, together with an estimate of the fair value of the reporting unit taken as a whole. The estimate of the fair value of the reporting unit is based upon information available regarding prices of similar groups of assets, or other valuation techniques including present value techniques based upon estimates of future cash flow.

            Prior to adoption of SFAS No. 142, the Company amortized goodwill on a straight-line basis, resulting in the recording of approximately $10,000 of expense in each of the years ended December 31, 2001 and 2000. The Company retains $75,000 of goodwill on its balance sheet in other assets, for which no impairment has been identified.

            DEFERRED CHARGES

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

            (LOSS) EARNINGS PER SHARE

            Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by a diluted weighted average number of common shares outstanding. Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless they are anti-dilutive. In computing basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000, the Company used a weighted average number of common shares outstanding of 10,138,703, 7,879,744 and 7,449,986, respectively. In the years ended December 31, 2002, 2001 and 2000 there was no dilutive effect.

            Options and warrants to purchase 3,320,522, 3,460,472 and 1,847,872 common shares during the years ended December 31, 2002, 2001 and 2000, respectively, were antidilutive and were therefore excluded from the computation of diluted earnings per share.

            REVENUE RECOGNITION

            Revenues from annual retainer fees are recognized ratably over the contractual period. Revenues from projects are recognized as work is completed. Revenues from publications are recognized on a subscription basis as issues are delivered. Revenues include certain out-of-pocket and other expenses billed to clients which aggregated approximately $1,221,000, $1,111,000 and $1,770,000 in 2002, 2001
            and 2000, respectively.

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

            IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

            Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of this standard did not affect the current financial position or results of operations of the Company.

            Long-lived assets of the Company (other than goodwill, deferred tax assets and financial instruments) including equipment, software development and leasehold improvements, rental asset, and deferred charges, are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

            STOCK BASED EMPLOYEE COMPENSATION COSTS

            The Company applies Accounting Principles Board Opinion No. 25 when accounting for stock options, and no compensation cost is recognized for grants made to employees or directors when the grant price is greater than or equal to the market price of a common share on the date of grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, the Company's net income (loss) would have been reduced (increased) to the pro forma amounts indicated below:

--------------------------------------------------------------------------------

                                               2002          2001          2000

Net loss, as reported                   $(1,124,000)  $  (945,000)  $  (535,000)

Add: Stock based employee compensation
expense included in reported net loss,
net of tax related effects                  174,000            --            --

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                 (296,000)     (299,000)     (222,000)
                                        -----------   -----------   -----------

Pro forma net loss                      $(1,246,000)  $(1,244,000)  $  (757,000)
                                        ===========   ===========   ===========

Loss per share:
Basic and Diluted
  As reported                                $(0.11)       $(0.12)       $(0.06)
                                             ======        ======        ======
  Pro forma                                  $(0.12)       $(0.16)       $(0.10)
                                             ======        ======        ======

--------------------------------------------------------------------------------

            The per share weighted-average fair value of stock options granted during 2002, 2001 and 2000 was $0.96, $0.30 and $1.21, respectively.
            Such amounts were determined using the Black-Scholes option pricing model with the following weighted-average assumptions: 2002 - expected dividend yield of 0%, risk-free interest rate of 6%, volatility of 111% and an expected life of 5 years; 2001 - expected dividend yield of 0%, risk-free interest rate of 6%, volatility of 93.0% and an expected life of 5 years; 2000 - expected dividend yield of 0%, risk-free interest rate of 6%, volatility of 82.1% and an expected life of 5 years. Volatility is calculated over the five preceding years.

            NEW ACCOUNTING PRINCIPLES

            In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which will be adopted by the Company as of January 1, 2003. This standard addresses issues associated with the retirement of tangible long-lived assets. The Company does not believe that there will be any impact on its consolidated financial position and results of operations that will result from the adoption of this standard.

            In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The Company elected to adopt the provisions of this omnibus statement early, which makes changes to several existing authoritative pronouncements to make technical corrections, to clarify meanings, or to describe their applicability under changed conditions. The adoption of this standard did not affect the current financial position or results of operations of the Company. Adoption of the standard caused the loss on repayment of debt that occurred in the year ended December 31, 2000 to be reclassified as interest expense on the statement of operations, from its prior presentation as an extraordinary item.

            In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management believes that the adoption of this standard will not have an impact on the Company's reported financial position or results of operations, as treatment of this standard is prospective.

            In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." This statement amends SFAS No. 123 by providing alternative methods of adopting the fair-value method of accounting for stock-based compensation, if an entity elects to discontinue using the intrinsic-value method of accounting permitted in Accounting Principles Board (APB) Opinion No. 25. One of these adoption methods, under which a prospective adoption of the fair-value method would be permitted without the need for a cumulative restatement of prior periods, is only available to the Company if adopted in 2003. The statement also amended with immediate effect certain disclosure requirements of SFAS No. 123 which the Company adopted as of December 31, 2002. Management continues to study whether it will continue to account for stock-based compensation under APB No. 25 or whether it will adopt SFAS No. 123 as amended.

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

(3)   EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

            At December 31, 2002 and 2001, equipment and leasehold improvements consist of the following:

--------------------------------------------------------------------------------
                                                          2002           2001

Furniture, fixtures and equipment, including
     computer software                                $ 9,459,000    $ 9,202,000
Leasehold improvements                                  1,987,000      1,954,000
                                                      -----------    -----------
                                                       11,446,000     11,156,000
Less: accumulated depreciation and amortization         9,112,000      8,264,000
                                                      -----------    -----------
                                                      $ 2,334,000    $ 2,892,000
                                                      ===========    ===========
--------------------------------------------------------------------------------

            Depreciation expense amounted to approximately $939,000, $1,087,000 and $1,110,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

(4)   OTHER ASSETS

            At December 31, 2002 and 2001, other assets consist of the following:

--------------------------------------------------------------------------------
                                                          2002           2001

Deferred charges                                      $   278,000    $   160,000
Security deposits                                         132,000        132,000
Goodwill, net                                              75,000         75,000
Employee loan receivable                                   50,000             --
Deferred financing fees, net                               26,000         17,000
                                                      -----------    -----------
                                                      $   561,000    $   384,000
                                                      ===========    ===========

--------------------------------------------------------------------------------

(5)   LEASES

            The Company has an operating lease agreement for its principal offices, which expires in 2005, under which rental payments decline over the term of the lease. Rental expense under this lease is recorded on a straight-line basis. Rental payments through December 31, 2002 and 2001 exceeded rental expense recorded on this lease through such dates by $741,000 and $788,000, respectively.

            The Company has two operating leases for additional office space that expire in 2005, under which rental payments increase over the term of the lease. Rental expense on these leases is recorded on a straight-line basis. Accordingly, rent recorded through December 31, 2002 and

            2001 exceeded scheduled payments through such dates by $166,000 and $207,000, respectively. In September 2000, the Company gave up its rights to a portion of this space for which the Company received $100,000 from its landlord, which is included in other income in 2000.

            The Company's leases of office space include standard escalation clauses. Rental expense under leases for office space was
            $1,504,000,  $1,587,000  and  $1,497,000  in 2002,  2001  and  2000,
            respectively.

            The future minimum lease payments under noncancellable operating leases as of December 31, 2002 were as follows:

--------------------------------------------------------------------------------

Year ending December 31                                         Operating Leases
-----------------------                                         ----------------

            2003                                                   $  853,000
            2004                                                      853,000
            2005                                                      426,000
            Thereafter                                                     --
                                                                   ----------
            Total minimum lease payments                           $2,132,000
                                                                   ==========

--------------------------------------------------------------------------------

(6)   NOTES PAYABLE

            Notes payable as of December 31, 2002 and 2001 consist of the following:

--------------------------------------------------------------------------------

                                                          2002           2001

Bank borrowings under term note                       $ 1,600,000    $ 1,100,000

Bank borrowings under line of credit                      176,000        200,000

Borrowings under debt agreements with investors:
  $475,000 Series A Senior Subordinated
    Note - SVP, S.A., net of unamortized
    discount of $1,000 as of December 31, 2001,
    due August 25, 2002                                        --        474,000
Note payable to landlord, due 2003                         30,000         45,000
                                                      -----------    -----------
        Total notes payable                             1,806,000      1,819,000
  Less current installments                               606,000        924,000
                                                      -----------    -----------
        Notes payable, excluding current
          installments                                $ 1,200,000    $   895,000
                                                      ===========    ===========

--------------------------------------------------------------------------------

      DEBT AGREEMENTS WITH BANK

            In February 2002, the Company entered into a financing agreement with a commercial bank for a Term Note. The Term Note bears interest at prime plus 1.25%, and is payable in quarterly installments beginning March 31, 2002. As of December 31, 2002, there was $1,600,000 outstanding on this note, of which $400,000 is classified as current. Interest expense related to this note amounted to $94,000 for the year ended December 31, 2002. This agreement was amended and restated on April 1, 2003, reducing the principal amount from $2,000,000 to $1,500,000, reflecting the current outstanding balance, and moving the final repayment date from December 31, 2006 to December 31, 2005. This will require the Company to make a balloon payment of $500,000 on December 31, 2005.

            The proceeds from this Term Note were used to repay the $1,100,000 balance on a Term Note due June 30, 2005, and to repay the remaining portion of the Company's Senior Subordinated Notes.

            At December 31, 2001, the Company had a term note at the prime commercial lending rate plus 1.25% with commercial bank under which $1,100,000 was borrowed. Interest expense related to this note was $9,000, $102,000, and $63,000 for the years ended December 31, 2002,
            2001 and 2000, respectively.

            The Company has a $1,000,000 line of credit at the prime commercial lending rate plus 0.5%. The line is renewable annually, and expires on December 30, 2003. At December 31, 2002 and 2001, $176,000 and
            $200,000, respectively, were outstanding under this line of credit. Average borrowings under the line of credit were $379,000 and $30,000 in the years ended December 31, 2002 and 2001, with the highest month end balances being $1,000,000 and $200,000, respectively. Related interest expense was $20,000 and $2,000 in the years ended December 31, 2002 and 2001, respectively. There were no borrowings under the line during the year ended December 31, 2000.

            DEBT AGREEMENTS WITH INVESTORS

            Prior to their repayment in February 2002, the Company had Senior Subordinated Notes under debt agreements with investors. Such notes accrued interest at an annual rate of 12%. Interest expense under such notes was $12,000, $112,000, and $270,000 in the years ended December 31, 2002, 2001, and 2000, respectively.

            The aggregate principal maturities of notes payable for the next five years, including full amortization of discounts, are as follows:

--------------------------------------------------------------------------------

Year Ending December 31,
------------------------

2003                                                                $    606,000
2004                                                                     400,000
2005                                                                     800,000
Thereafter                                                                    --
                                                                    ------------
                                                                    $  1,806,000
                                                                    ============

--------------------------------------------------------------------------------

(7)   SHAREHOLDERS' EQUITY

            SALE OF COMMON STOCK

            In November 2001, the Company issued 2,437,500 shares for net cash proceeds of $1,443,000, after transaction costs of $557,000. This transaction resulted in a triggering of the change in control provisions of certain employment and severance agreements (see Note
            10).

            COMMON STOCK WARRANTS

            On January 1, 2000 warrants to purchase 1,472,222 of the Company's common shares at $2.25 per share were outstanding. During the first quarter of 2000, 266,945 of such warrants were exercised. Under the terms of such warrants, $600,626 of face value of the Senior Subordinated Note due October 31, 2001 was surrendered as payment. In August 2000 as part of the early retirement of the Senior Subordinated Note due October 31, 2001, 633,055 warrants were converted into 150,000 shares of the Company's common stock. As a result of this transaction, no gain or loss was recognized.

            At December 31, 2002 and 2001, warrants to purchase 572,222 of the Company's common shares remain outstanding.

            STOCK OPTION PLAN

            The Company's 1996 Stock Option Plan (the "Plan"), as amended in 1998, 2000 and 2001, authorizes grants of options to purchase up to 3,500,000 shares of common stock, issuable to employees, directors and consultants of the Company.

            The options to be granted under the Plan will be designated as incentive stock options or non-incentive stock options by our Board of Directors' Stock Option Committee. Options granted under the Plan are exercisable during a period of no more than ten years from the date of the grant (five years for options granted to holders of 10% or more of the outstanding shares of common stock). All options outstanding at December 31, 2002 expire within the next ten years if not exercised. Options that are cancelled or expire during the term of the Plan are eligible to be re-issued under the Plan and, therefore, are considered available for grant.

              Activity under the stock option plans is summarized as follows:

--------------------------------------------------------------------------------
                                                                       WEIGHTED
                                              AVAILABLE                 AVERAGE
                                                  FOR       OPTIONS    EXERCISE
                                                 GRANT      GRANTED      PRICE
                                             ----------    ---------   --------

January 1, 2000                                 486,300      875,900   $   1.12

Additional authorized                           500,000          --          --

Granted                                        (772,500)     772,500       2.15
Exercised                                            --      (80,910)      1.68
Cancelled                                       291,840     (291,840)      1.14
No longer available under 1986 Plan             (30,140)         --          --
                                             ----------    ---------   --------
December 31, 2000                               475,500    1,275,650       1.74

Additional authorized                         1,850,000           --         --
Granted                                      (1,872,050)   1,872,050       0.49
Exercised                                            --           --         --
Cancelled                                       259,450     (259,450)      1.84
No longer available under the 1986 Plan        (166,200)          --         --
                                             ----------    ---------   --------
December 31, 2001                               546,700    2,888,250       0.92
Granted                                        (353,000)     353,000       1.10
Exercised                                            --     (142,850)      0.76
Cancelled                                       350,100     (350,100)      1.99
                                             ----------    ---------   --------
December 31, 2002                               543,800    2,748,300   $   0.82
                                             ==========    =========   ========
Exercisable at December 31, 2002                           1,351,724   $   0.92
                                                           =========   ========
Exercisable at December 31, 2001                             863,779   $   1.25
                                                           =========   ========
Exercisable at December 31, 2000                             435,550   $   1.56
                                                           =========   ========
--------------------------------------------------------------------------------

            During 2002, options to purchase 353,000 shares of common stock were granted under the Plan at prices ranging from $0.83 to $1.429. The options issued qualified as incentive stock options whereby the price of the options were at fair market value at the time of grant.

            As of December 31, 2002, there were 2,748,300 options outstanding, having exercise prices ranging from $0.41 to $3.6875, with an average remaining contractual life of 6.5 years. As of December 31, 2002, there were 1,351,724 exercisable options, having exercise prices ranging from $0.41 to $3.6875, with an average remaining contractual life of 6.5 years.

            PREFERRED STOCK

            The Company has authorized and unissued preferred stock consisting of 2,000,000 shares at $.0001 par value.

(8)   SVP INTERNATIONAL

            The Company has an agreement with SVP International S.A. ("SVP International"), a subsidiary of Amalia S.A. Prior to November 2001, SVP International and its affiliates owned 37% of the common shares of the Company. The agreement provides that SVP International will aid and advise the Company in the operation of an information service and permit access to other global SVP information centers, and the use of the SVP trademark and logo. The agreement shall continue in perpetuity, unless amended by the parties. The Company pays royalties to SVP International computed using a formula based on percentages of service and product revenues, subject to certain limitations, as defined.

            Royalty expense under the agreement was $133,000 for the year ended December 31, 2002 and $118,000 in each of the years ended December 31, 2001 and 2000.

            The Company receives and renders information services to other members of the SVP network. Charges for such services are made at rates similar to those used for the Company's other clients.

(9)   INCOME TAXES

            The provision (benefit) for income taxes consists of the following:

--------------------------------------------------------------------------------

                                            2002          2001          2000

Current:
  Federal                                $       --    $       --    $       --
  State and local                                --            --            --
                                         ----------    ----------    ----------
                                                 --            --            --
Deferred:
  Federal                                  (455,000)     (348,000)     (267,000)
  State and local                          (127,000)      (52,000)      (65,000)
                                         ----------    ----------    ----------
                                           (582,000)     (400,000)     (332,000)
                                         ----------    ----------    ----------
Change in valuation allowance               243,000            --            --
                                         ----------    ----------    ----------
                                           (339,000)     (400,000)     (332,000)
                                         ----------    ----------    ----------
                                         $ (339,000)   $ (400,000)   $ (332,000)
                                         ==========    ==========    ==========

--------------------------------------------------------------------------------

            In 2002, a valuation allowance was provided for certain state and local carryforward tax operating loss assets, as the Company determined that it was no longer more likely than not that such assets would be realized during the carryforward period. It is reasonably possible that future valuation allowances will need to be recorded if the Company is unable to generate sufficient future taxable income to realize such deferred tax assets during the carryforward period. Income tax (benefit) expense differs from the amount computed by multiplying the statutory rate of 34% to income before income taxes due to the following:

--------------------------------------------------------------------------------

                                               2002         2001         2000

Income tax (benefit) expense at
  statutory rate                           $ (494,000)  $ (457,000)  $ (295,000)
Increase (reduction) in income taxes
  resulting from:
    Change in valuation allowance             243,000           --           --
    State and local (benefit) taxes, net
      of federal income tax benefit          (127,000)     (52,000)     (66,000)
    Taxable (nontaxable) income resulting
      from decrease (increase) in cash
      surrender value of life insurance            --           --      (24,000)
    Nondeductible expenses                     22,000       66,000       25,000
    Other                                      17,000       43,000       28,000
                                           ----------   ----------   ----------
                                           $ (339,000)  $ (400,000)  $ (332,000)
                                           ==========   ==========   ==========

--------------------------------------------------------------------------------

            The  tax  effects  of  temporary   differences  that  give  rise  to
            significant portions of the deferred tax assets, net of deferred tax liabilities at December 31, 2002 and 2001 are presented below:

--------------------------------------------------------------------------------

                                                          2002           2001
Deferred tax assets:
  Federal tax loss carryforwards                      $   653,000    $   445,000
  State and local tax loss carryforwards                  402,000        348,000
  Deferred compensation                                   184,000        159,000
  Royalty expenses                                        179,000        141,000
  Depreciation and amortization                           139,000        136,000
  Stock compensation expense                              104,000             --
  Write-down of non-marketable equity securities          132,000             --
  Other, net                                               46,000         28,000
                                                      -----------    -----------
  Deferred tax asset                                    1,839,000      1,257,000
  Valuation allowance                                    (243,000)            --
                                                      -----------    -----------
  Net deferred tax asset                              $ 1,596,000    $ 1,257,000
                                                      ===========    ===========

--------------------------------------------------------------------------------

            Of the net deferred tax asset, $272,000 and $194,000 as of December 31, 2002 and 2001, respectively, are classified as current.

            Federal tax loss carryforward assets expire from 2020 to 2022. Of the state and local tax loss carryforward assets, approximately $236,000 expire in 2012, with the remainder expiring from 2020 to 2022.

(10)  EMPLOYEE BENEFITS AND DEFERRED COMPENSATION

            EMPLOYEE BENEFIT PLANS

            The Company sponsors a 401(k) and profit sharing plan under which eligible participants may elect to defer eligible compensation up to governmental limitations. The Company contributes 20% of the employees' contributions up to 1% of their annual compensation and may contribute additional profit sharing amounts at the discretion of the Company. Expense relating to the 401(k) and profit sharing plan was $79,000, $88,000 and $86,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

            DEFERRED COMPENSATION

            The Company has deferred compensation agreements with two individuals, with benefits commencing upon retirement, death or disability. Deferred compensation is a discounted obligation. In 2002, the expense was determined using a discount rate of 6%. In 2001 and 2000, a discount rate of 8.5% was used. Deferred compensation expense under these agreements was approximately $61,000 in 2002 and $56,000 in both 2001 and 2000.

            EMPLOYMENT AGREEMENTS

            The Company has an employment agreement with Andrew Garvin, the President of the Company, which expires in December 2005. The employment agreement contains certain severance provisions entitling the President to receive compensation for various lengths of time upon termination without cause, or voluntary termination upon certain conditions, which includes the acquisition by a party of 30% or more of the outstanding shares of common stock of the Company or a change in the majority of incumbent Board members, and certain other occurrences.

            The Company has an employment agreement with David Walke, the CEO of the Company, which expires in November 2004. The employment agreement provides for the issuance of options to purchase shares of the Company's common stock. The options are to vest ratably over the first three years of the term of the employment agreement, and such vesting shall accelerate and vest immediately upon certain conditions. The employment agreement also contains certain severance provisions entitling the CEO to receive compensation and certain benefits for various lengths of time upon termination without cause, or voluntary termination upon certain conditions, which includes the acquisition by a party of 30% or more of the outstanding shares of common stock of the Company or a change in the majority of incumbent Board members, and certain other occurrences.

            The Company has an employment agreement with Peter Stone, the CFO of the Company, which expires in May 2005. The employment agreement provides for the issuance of options to purchase shares of the Company's common stock. The options are to vest ratably over the first three years of the term of the employment agreement, and such vesting shall accelerate and vest immediately upon certain conditions. The employment agreement also contains certain severance provisions entitling the CFO to receive compensation and certain benefits for various lengths of time upon termination without cause, or voluntary termination upon certain conditions, which includes the acquisition by a party of 30% or more of the outstanding shares of common stock of the Company and certain other occurrences.

            The Company has an employment agreement with Martin Franklin, the Chairman of the Board of Directors of the Company, which expires in November 2004. The employment agreement provides for the issuance of options to purchase shares of the Company's common stock. The options are to vest ratably over the term of the employment agreement, and such vesting shall accelerate and vest immediately upon certain conditions, which includes the acquisition by a party of 30% or more of the outstanding shares of common stock of the Company or a change in the majority of incumbent Board members, or upon his termination of employment without cause or upon his death or disability.

            Severance arrangements for one member of the Operating Management Group ("OMG") was authorized by the Board of Directors on January 25, 1999. In the event of certain changes of control, the severance agreement with this member of the OMG would be triggered. The agreement provides for (a) a normal severance benefit for one (1) year in the event the employee's services are terminated without cause, and (b) a severance benefit of one (1) year in the event the separation from service is due to (i) a change in control, and (ii) the employee suffers, within one (1) year thereafter, either (A) a discontinuation of duties, or (B) an office change of at least 50 miles, or (C) a reduction in compensation, or (D) a termination of employment other than for cause. Following the change in control in November 2001, the Company estimated at December 31, 2001 that $134,000 would be payable under these provisions. In March 2002, the Company accrued an additional liability of $188,000 related to contractual severance payments due to the former Chief Financial Officer, a former member of the OMG. Severance benefits relating to the resignation of our former Chief Financial Officer were reduced by $93,000 during the quarter ended September 30, 2002, as the result of a revised and signed agreement between the Company and the former Chief Financial Officer. At December 31, 2002, $60,000 remains payable to a former member of the OMG.

(11)  SUPPLEMENTAL CASH FLOW INFORMATION

            Cash paid for interest and income taxes during the years ended December 31, 2002, 2001 and 2000 was as follows:

--------------------------------------------------------------------------------

                                                2002          2001          2000

Interest                                  $  217,000    $  236,000    $  235,000
                                          ==========    ==========    ==========
Income taxes                              $    6,000    $   12,000    $   10,000
                                          ==========    ==========    ==========

--------------------------------------------------------------------------------

            The Company had the following non-cash financing activities:

            During 2002, the Company recorded the cashless exercise of 79,000 options at prices ranging from $0.50 to $1.062, in exchange for 34,691 shares of common stock at prices ranging from $1.40 to $1.71. Such shares were held for a period of at least six months before the respective exchange. The value of these transactions was $59,000.

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

(12)  ACCRUED EXPENSES

            Accrued expenses at December 31, 2002 and 2001 consisted of the following:

--------------------------------------------------------------------------------

                                                          2002           2001

Accrued bonuses and employee benefits                 $   538,000    $   554,000
Accrued expenses incurred on behalf of clients             27,000         27,000
Accrued SVP royalty                                       954,000        854,000
Other accrued expenses                                    230,000        346,000
                                                      -----------    -----------
                                                      $ 1,749,000    $ 1,781,000
                                                      ===========    ===========

--------------------------------------------------------------------------------

            In 2002 and 2001, the Company recorded an accrual $257,000 and $228,000, respectively, for restructuring under a severance plan approved by the Board of Directors and communicated to employees. The $228,000 amount included the $134,000 of severance related to OMG employment agreements discussed in Note 10. In 2002, the Company paid $273,000 related to both the restructuring plans. As of December 31, 2002, a balance of $212,000 remains accrued, which includes the $60,000 related to a former OMG member as discussed in
            Note 10. Payments related to the remaining severance accrual at December 31, 2002 will be completed by the end of October 2003.

(13)  NON-MARKETABLE EQUITY SECURITIES

            In 1999, the Company entered into an agreement with idealab! and Find.com, Inc. whereby the Company assigned the domain name "find.com" and licensed the use of certain rights to the trademarks "find.com" and "find" to Find.com, Inc. idealab! and Find.com, Inc. are not otherwise related to the Company. Under terms of the agreement, the Company received cash and non-marketable preferred shares in idealab!, and was entitled to certain future royalties. The preferred shares received were valued by the Company at $500,000, and carried various rights including the ability to convert them into common shares of Find.com, Inc., and a put option to resell the shares to idealab! The put option became exercisable in December 2002. Under the terms of the put option, idealab! could either repurchase the preferred shares for

            $1,500,000 in cash, or elect to return the find.com domain name to the Company. In the latter case, the Company would retain the preferred shares.

            In January 2003, the Company exercised its put option and idealab! declined to repurchase the preferred shares. This information was considered by the Company in its recurring evaluation of the carrying value of the preferred shares at the lower of historical cost or estimated net realizable value. Using this information together with other publicly available information about idealab!, the Company concluded the net realizable value of its idealab! preferred shares had declined to an estimated $185,000 at December 31, 2002, which resulted in a charge to operations of $315,000 during the quarter ended December 31, 2002. Since the idealab!
            preferred shares continue to be an investment in a start-up enterprise, it is reasonably possible in the near term that the Company's estimate of the net realizable value of the preferred shares will be further reduced.

(14)  SEGMENT REPORTING

            The Company manages its consulting and business advisory services in two business segments: Quick Consulting and Strategic Consulting. The Company operates primarily in the United States. The Company considers its quick consulting and strategic consulting services to be its core competency. Corporate and other relates to assets and activities that are not allocated to a segment.

--------------------------------------------------------------------------------
(in thousands)                                   Years Ended December 31,
                                              2002         2001         2000
Revenues
  QCS, including LAD                       $   18,624   $   19,414   $   19,930
  SCRG                                          2,204        2,801        3,870
                                           ----------   ----------   ----------
    Total revenues                         $   20,828   $   22,215   $   23,800
                                           ==========   ==========   ==========

Operating (loss) income
  QCS, including LAD                       $    4,127   $    4,429   $    4,545
  SCRG                                            (99)        (314)         (58)
                                           ----------   ----------   ----------
    Segment operating (loss) income             4,028        4,115        4,487
  Corporate and other (1)                      (5,035)      (5,263)      (5,240)
                                           ----------   ----------   ----------
        Operating loss                     $   (1,007)  $   (1,148)  $     (753)
                                           ==========   ==========   ==========

Depreciation and amortization
  QCS, including LAD                       $      460   $      539   $      583
  SCRG                                             59           66           68
                                           ----------   ----------   ----------
    Total segment depreciation
      and amortization                            519          605          651
  Corporate and other                             420          482          459
                                           ----------   ----------   ----------
    Total depreciation and amortization    $      939   $    1,087   $    1,110
                                           ==========   ==========   ==========

Total Assets
  QCS, including LAD                       $    3,161   $    2,871
  SCRG                                            467          315
                                           ----------   ----------
    Total segment assets                        3,628        3,186
  Corporate and other                           5,910        7,506
                                           ----------   ----------
    Total assets                           $    9,538   $   10,692
                                           ==========   ==========

Capital Expenditures
  QCS, including LAD                       $      134   $      119   $      160
  SCRG                                              3            5           30
                                           ----------   ----------   ----------
    Total segment capital expenditures            137          124          190
Corporate and other                               320          180          380
                                           ----------   ----------   ----------
    Total capital expenditures             $      457   $      304   $      570
                                           ==========   ==========   ==========

(1) Includes certain direct costs and selling, general, and administrative expenses not attributable to a single segment.

--------------------------------------------------------------------------------

(15)   FOURTH QUARTER EVENTS (UNAUDITED)

            As discussed in Note 13, in the fourth quarter of 2002, the Company recorded a charge to operations of $315,000 to write-down the carrying value of its preferred shares of idealab! As discussed in
            Note 12, in the fourth quarter of 2002 and 2001, charges related to severance costs of $147,000 and $228,000, respectively, were recorded. Also, approximately $80,000 was recorded related to bonus and commission arrangements in the quarter ended December 31, 2002.

(16)  COMMITMENTS AND CONTINGENCIES

            In March 2003, the Company became aware of a lease modification agreement from 1992 related to its primary offices at 625 Avenue of the Americas that differs from a second lease modification agreement signed by the same parties also in 1992. The lease modification agreement that the Company believes to be in effect has been consistently disclosed and used to account for this operating lease since 1992. These two agreements are dated within two days of each other. The significant difference between the terms of the documents are that the newly discovered document indicates a lease expiration in June 2004, one year prior to the June 2005 expiration date in the agreement that the Company believes to be in effect. The Company has requested its landlord to investigate their files, however, this investigation remains incomplete and accordingly no determination as to which agreement is definitive has been made. The Company believes that the agreement it has consistently relied upon and which expires in June 2005 is the governing agreement. Based upon review of the documents that have been located, outside counsel has advised the Company that a reasonable basis exists for the Company's position.

            If the newly discovered document is determined to be the definitive agreement, as of December 31, 2002 the Company would be obligated to write-off approximately $310,000 of the rental asset recorded on its balance sheet, which would cause an after-tax reduction to shareholders equity of approximately $210,000.

(17)  SUBSEQUENT EVENT

            On April 1,  2003,  the  Company  purchased  all of the  issued  and outstanding stock of Guideline Research Corp. ("Guideline"). Guideline, together with its wholly owned subsidiaries Guideline/Chicago, Inc., Advanced Analytics, Inc., Guideline Consulting Corp., and Tabline Data Services, Inc. is a provider of custom market research. Simultaneously with the acquisition, Guideline entered into employment agreements with, among others, the former shareholders of Guideline, Robert La Terra and Jay L. Friedland. Also, 150,000 stock options were granted to one of the former shareholders after the close of this transaction pursuant to the terms of an employment agreement entered into with Guideline at the closing.

            The purchase price consisted of approximately $4,454,000 in cash (including $525,000 of estimated transaction costs), and 571,237 unregistered shares of the Company's common stock, of which 295,043 shares were placed in escrow. The shares placed in escrow will be distributed to the Sellers on or about May 31, 2004, subject to reduction for the resolution of purchase price adjustments, if any.

            The Guideline purchase price was financed by the Company's cash resources, the assumption of certain liabilities of Guideline, and by the receipt of $3,400,000 (net of financing costs) obtained from the issuance of: (i) a promissory note with a $3,000,000 face value, with stated interest at 13.5%, due April 1, 2008 (the "Note") to Petra Mezzanine Fund, L.P. ("Petra"), which is secured by a second lien and security interest on substantially all of the Company's assets; (ii) 333,333 shares of convertible, redeemable, cumulative preferred stock, designated as Series A Preferred Stock, to Petra, which are redeemable at Petra's option beginning April 1, 2009 at an initial redemption price of $1.50 per share, or $500,000, plus all accrued but unpaid dividends; and (iii) warrants to Petra to purchase 675,000 shares of the Company's common stock at an exercise price of $.01 per share. The preferred shares are entitled to receive either cash or "payment-in-kind" dividends at a rate of 8.0% annually, and the future redemption price is subject to adjustment for anti-dilution. The warrants are exercisable at any time, and, beginning April 1, 2009, and for a period of four years thereafter, Petra shall have the right to cause the Company to use commercially reasonable efforts to complete a private placement to sell Petra's shares of the Company's common stock issuable upon exercise of the Warrant (the "Warrant Shares") to one or more third parties at a price equal to the market value of the Warrant Shares based on the closing bid price of the Company's common shares as of the date Petra so notifies the Company (the "Put Exercise Date"). In the event a change in control takes place during the period in which the put may be exercised, Petra would have the right to cause the Company to fulfill its repurchase obligations in the same form of consideration as that received by the other selling shareholders.

            On April 1, 2003, the Company also amended and restated: (i) its term Note with JP Morgan Chase Bank, in the principal amount of $1,500,000 and (ii) its line of credit with JP Morgan Chase Bank in the principal amount of $1,000,000. These amended and restated agreements had the effect of reducing the term Note principal amount from $2,000,000 to $1,500,000, reflecting the current outstanding balance. The final repayment date of the term Note has been moved up from December 31, 2006 to December 31, 2005. As a result, the Company will have a $500,000 balloon payment due at December 31, 2005 instead of making payments of $100,000 each quarter in 2006. In addition, JP Morgan Chase Bank consented to the Company's acquisition of Guideline and the related financing transactions with Petra, and amended various financial covenants of both the term Note and line of credit as follows:

                  1) The previous Debt to Consolidated Tangible Net Worth Covenant of 2.00 was replaced with a Senior Debt to Consolidated Tangible Net Worth plus Subordinated Debt covenant of 0.75; and

                  2) The previous Consolidated Tangible Net Worth covenant of $3,500,000 was replaced with a Consolidated Tangible Net Worth plus Subordinated Debt covenant of $3,300,000.

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


Deloitte & Touche LLP

Stamford, Connecticut
April 4, 2003

                                                                     SCHEDULE II

                         FIND/SVP, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years ended December 31, 2002, 2001 and 2000
                            (in thousands of dollars)



                                  Balance at  Additions
                                  beginning   charged to    Deduc-    Balance at
           CLASSIFICATION           of year    earnings    tions(1)  end of year
                                  ----------  ----------   -------   -----------

Year ended December 31, 2002:
  Allowance for doubtful accounts    $ 126      $ 128        $ 104      $ 150
                                     =====      =====        =====      =====

Year ended December 31, 2001:
  Allowance for doubtful accounts    $ 101      $ 454        $ 429      $ 126
                                     =====      =====        =====      =====

Year ended December 31, 2000:
  Allowance for doubtful accounts    $ 101      $ 217        $ 217      $ 101
                                     =====      =====        =====      =====

Note: (1) Amounts written off, net of recoveries.