Form 10-Q
period 2003-03-31
FIND SVP INC
filed 2003-05-15
CIK 801338

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     --------------------------------------

                  For the quarterly period ended March 31, 2003
                                                 --------------

                           Commission file no. 0-15152
                                               -------


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

                           YES  __X__        NO _____

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           YES  _____        NO __X__



Number of shares of Common Stock, $.0001 par value per share, outstanding at May 12, 2003: 10,791,464

                         FIND/SVP, INC. AND SUBSIDIARIES
                                      Index


                                                                            Page
PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements
         Condensed Consolidated Balance Sheets                                 3
            March 31, 2003 (unaudited) and December 31, 2002

         Condensed Consolidated Statements of Operations (unaudited)           4
             Three Months Ended March 31, 2003 and 2002

         Condensed Consolidated Statements of Cash Flows (unaudited)           5
             Three Months Ended March 31, 2003 and 2002

         Notes to Condensed Consolidated Financial Statements (unaudited)      6

     ITEM 2. Management's Discussion and Analysis of Financial Condition      12
                 and Results of Operations

     ITEM 3. Quantitative and Qualitative Disclosures about Market Risk       18

     ITEM 4. Disclosure Controls and Procedures                               18

PART II. OTHER INFORMATION

     ITEM 2. Changes in Securities and Use of Proceeds                        19

     ITEM 6. Exhibits and Reports on Form 8-K                                 19

SIGNATURES                                                                    20

CERTIFICATIONS                                                                21

INDEX TO EXHIBITS                                                             23

PART I.
FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

                         FIND/SVP, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                (in thousands, except share and per share data)

                                                                         March 31,    December 31,
                                                                           2003          2002
                                                                         --------      --------
                                                                       (unaudited)
                                 ASSETS
Current assets:
    Cash and cash equivalents                                            $  1,294      $    968
    Accounts receivable, net                                                2,263         1,953
    Deferred tax assets                                                       252           272
    Prepaid expenses and other current assets                                 978           948
                                                                         --------      --------
                  Total current assets                                      4,787         4,141

Equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $8,816 in 2003 and
    $8,626 in 2002                                                          2,170         2,334

Other assets:
    Deferred tax assets                                                     1,324         1,324
    Rental asset                                                              515           575
    Cash surrender value of life insurance                                    424           418
    Non-marketable equity securities                                          185           185
    Other assets, including $75 of goodwill for both periods                  730           561
                                                                         --------      --------
                                                                         $ 10,135      $  9,538
                                                                         ========      ========
                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of notes payable                                  $    576      $    606
    Trade accounts payable                                                    256           353
    Accrued expenses and other                                              1,463         1,749
                                                                         --------      --------

                  Total current liabilities                                 2,295         2,708
                                                                         --------      --------
Unearned retainer income                                                    2,498         1,476
Notes payable                                                               1,100         1,200
Deferred compensation                                                         455           441

Commitments and contingencies
Shareholders' equity:
    Preferred stock, $.0001 par value.  Authorized 2,000,000 shares;
       zero issued and outstanding in both 2003 and 2002                       --            --
    Common stock, $.0001 par value.  Authorized 100,000,000 shares;
       issued and outstanding 10,219,410 at March 31, 2003 and
       10,214,102 at December 31, 2002                                          1             1
    Capital in excess of par value                                          7,362         7,332
    Accumulated deficit                                                    (3,576)       (3,620)
                                                                         --------      --------
                  Total shareholders' equity                                3,787         3,713
                                                                         --------      --------
                                                                         $ 10,135      $  9,538
                                                                         ========      ========


See accompanying notes to condensed consolidated financial statements

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                           Three months ended March 31
                 (in thousands, except share and per share data)

                                                                        2003            2002
                                                                        ----            ----

Revenues                                                            $     5,102     $     5,044
                                                                    -----------     -----------

Operating expenses:
    Direct costs                                                          2,367           2,638
    Selling, general and administrative expenses                          2,730           3,080
                                                                    -----------     -----------


       Operating income (loss)                                                5            (674)

Other income                                                                 87              34

Interest expense                                                            (27)            (34)
                                                                    -----------     -----------

       Income (loss) before (provision) benefit for income taxes             65            (674)

(Provision) benefit for income taxes                                        (20)            201
                                                                    -----------     -----------

       Net income (loss)                                            $        45     $      (473)
                                                                    ===========     ===========


Earnings (loss) per common share:
       Basic                                                        $      0.00     $     (0.05)
                                                                    ===========     ===========

       Diluted                                                      $      0.00     $     (0.05)
                                                                    ===========     ===========

Weighted average number of common shares:
       Basic                                                         10,215,730      10,061,371
                                                                    ===========     ===========
       Diluted                                                       11,635,280      10,061,371
                                                                    ===========     ===========








See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                          Three months ended March 31
                                 (in thousands)

                                                                                   2003         2002
                                                                                   ----         ----
Cash flows from operating activities:
       Net income (loss)                                                          $    45     $  (473)

       Adjustments to reconcile net income (loss) to net cash (used in)
          provided by operating activities:
              Depreciation and amortization                                           248         262
              Allowance for doubtful accounts                                          (9)         38
              Unearned retainer income                                              1,022         829
              Deferred income taxes                                                    20        (202)
              Compensation from option grants                                          28          55
              Increase in marketable securities                                        --         (34)
              Deferred compensation                                                    14           7

              Changes in assets and liabilities:
                 Increase in accounts receivable                                     (301)       (144)
                 Increase in prepaid expenses and other current assets                (30)       (141)
                 Decrease (increase) in rental asset                                   60         (47)
                 (Increase) decrease in cash surrender value of life insurance         (6)         76
                 Increase in other assets                                            (164)        (20)
                 Decrease in accounts payable and accrued expenses                   (383)       (331)
                                                                                  -------     -------

                    Net cash provided by (used in) operating activities               544        (125)
                                                                                  -------     -------

Cash flows from investing activities:
       Capital expenditures                                                           (90)        (99)
                                                                                  -------     -------

                    Net cash used in investing activities                             (90)        (99)
                                                                                  -------     -------

Cash flows from financing activities:
       Principal borrowings under notes payable                                        --       2,030
       Principal payments under notes payable                                        (130)     (1,775)
       Proceeds from exercise of stock options                                          2          24
                                                                                  -------     -------

                    Net cash (used in) provided by financing activities              (128)        279
                                                                                  -------     -------

                    Net increase in cash and cash equivalents                         326          55
Cash and cash equivalents at beginning of period                                      968       1,951
                                                                                  -------     -------
Cash and cash equivalents at end of period                                        $ 1,294     $ 2,006
                                                                                  =======     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                                     $    24     $   122
                                                                                  =======     =======

Taxes paid                                                                        $    --     $    --
                                                                                  =======     =======



See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

A. MANAGEMENT'S STATEMENT

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position at March 31, 2003, and the results of operations and cash flows for the three month periods ended March 31, 2003 and 2002. All such adjustments are of a normal and recurring nature. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

FIND/SVP, Inc. and its subsidiaries (the "Company") have reclassified certain prior year balances to conform with the current year presentation. References in this report to "we," "us," or "our" refer to FIND/SVP, Inc. and its subsidiaries.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company's 2002 Annual Report on Form 10-K.

B. (LOSS) EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by a diluted weighted average number of common shares outstanding. Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless they are anti-dilutive. In computing basic earnings per share for the three-month periods ended March 31, 2003 and 2002, the Company used a weighted average number of common shares of 10,215,730, and 10,061,371, respectively. In computing diluted earnings per share for the three-month periods ended March 31, 2003 and 2002, the Company used a weighted average number of common shares of 11,635,280, and 10,061,371, respectively. For the three months ended March 31, 2003, diluted weighted average number of common shares exceeded that of basic by 1,419,550, which represented the dilutive effect of 3,088,072 options and warrants after applying the treasury stock method.

Options and warrants to purchase 389,500 and 3,495,122 common shares during the three-month periods ended March 31, 2003 and 2002, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

C. INVESTMENTS

PARTNERSHIP INTEREST

The Company has a 9.1% interest in a limited partnership, and in March 2003, received an $87,000 distribution. This is the first distribution that the Company has received from this partnership interest, and the distribution was recognized as other income during the quarter ended March 31, 2003.

MARKETABLE SECURITIES

In January 2002, the Company received shares of common stock of a mutual company that had converted to a stock company. As a result, the Company recognized $33,000 as other revenue.

D. DEBT

As of March 31, 2003, there was $1,500,000 outstanding on a term note with JP MorganChase Bank (the "Term Note"), of which $400,000 is classified as current. Interest expense related to the Term Note amounted to $21,000 for the three months ended March 31, 2003. The Term Note contains certain restrictions on the conduct of our business, including, among other things, restrictions, generally, on incurring debt, making investments, creating or suffering liens, tangible net worth, cash flow coverage, or completing mergers.

The Company maintains a $1,000,000 line of credit with JP Morgan Chase Bank (the "Line of Credit"). As of March 31, 2003, $176,000 remains outstanding. The Line of Credit contains certain restrictions on the conduct of our business, including, among other things, restrictions, generally, on incurring debt, and creating or suffering liens.

The Company's Term Note and Line of Credit are secured by a general security interest in substantially all of the Company's assets.

 On April 1, 2003, the Company amended and restated: (i) its Term Note with JP Morgan Chase Bank, in the principal amount of $1,500,000 and (ii) its Line of Credit with JP Morgan Chase Bank in the principal amount of $1,000,000. These amended and restated agreements had the effect of reducing the Term Note principal amount from $2,000,000 to $1,500,000, reflecting the current outstanding balance. The final repayment date of the Term Note has been moved up from December 31, 2006 to December 31, 2005. As a result, the Company will have a $500,000 balloon payment due at December 31, 2005 instead of making payments of $100,000 each quarter in 2006. In addition, JP Morgan Chase Bank consented to the Company's acquisition of Guideline Research Corp. ("Guideline") and the related financing transactions with Petra Mezzanine Fund, L.P. ("Petra"), and amended various financial covenants of both the Term Note and Line of Credit as follows:

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

In connection with the above, on April 1, 2003, the Company and JPMorgan Chase Bank entered into amendment no. 1 to their existing security agreement (the "Security Agreement Amendment"). Also on April 1, 2003, Guideline together with its subsidiaries executed and delivered in favor JPMorgan Chase Bank: (i) a security agreement (the "Subsidiary Security Agreement"), granting a first lien and security interest on substantially all of their assets; and (ii) a guaranty agreement (the "Guaranty Agreement"), guaranteeing the Company's payment and performance obligations under the Term Note and the Line of Credit.

The Company believes it was in compliance with all of its loan agreements with JP Morgan Chase as of March 31, 2003.

E. INCOME TAXES

The $20,000 income tax provision for the three months ended March 31, 2003 represents 30% of the income before provision for income taxes. The $201,000 income tax benefit as of March 31, 2002 represents 30% of the loss before benefit for income taxes. The difference between these rates and the statutory rate primarily relates to expenses that are not deductible for income tax purposes.

Of the net deferred tax asset, $252,000 and $272,000 are classified as current as of March 31, 2003 and December 31, 2002, respectively.

F. NEW ACCOUNTING PRINCIPLES

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

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, the Company's net income (loss) would have been reduced (increased) to the pro forma amounts indicated below:

--------------------------------------------------------------------------------

                                                  QUARTER ENDED   QUARTER ENDED
                                                  MARCH 31, 2003  MARCH 31, 2002

Net income (loss), as reported                      $  45,000       $(473,000)

Add: Stock based employee compensation expense
included in reported net income (loss), net of
tax related effects                                    20,000          38,500

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects           (107,000)       (109,000)
                                                    ---------       ---------

Pro forma net loss                                  $ (42,000)      $(543,500)
                                                    =========       =========

Earnings (loss) per share:
Basic and Diluted
   As reported                                         $ 0.00          $(0.05)
                                                       ======          ======
   Pro forma                                           $(0.00)         $(0.05)
                                                       ======          ======

--------------------------------------------------------------------------------

Such amounts were determined using the Black-Scholes option pricing model with the following weighted-average assumptions: 2003 - expected dividend yield of 0%, risk-free interest rate of 6%, volatility of 110% and an expected life of 5 years; 2002 - expected dividend yield of 0%, risk-free interest rate of 6%, volatility of 111% and an expected life of 5 years.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and is effective for contracts entered into or modified after June 30, 2003. The Company is currently evaluating the impact that this Statement may have on its financial position and results of operations.

G. STOCK OPTIONS

During the three month period ended March 31, 2003, options to purchase 218,500 shares of common stock were granted under the Company's Stock Option Plan, at a price of $1.25.

During the three month period ended March 31, 2002, options to purchase 149,250 shares of common stock were granted under the Company's Stock Option Plan, at prices ranging from $0.63 to $1.429.

Stock options were granted in November 2001 for future services to be rendered to the Company by the Chief Executive Officer, the Chairman and a consultant. Compensation expense related to such grants is amortized over the vesting period of the options and was $28,000 and $55,000 for the three-month periods ended March 31, 2003 and 2002, respectively.

H. SEGMENT REPORTING

The Company manages its consulting and business advisory services in the following two business segments: Quick Consulting ("QCS") and Strategic Consulting ("SCRG"). The Company operates primarily in the United States. References to "Corporate" and "Other" in our financial statements refer to the portion of assets and activities that are not allocated to a segment. Prior year segment amounts have been revised as a result of a realignment of certain activities, including the association of certain QCS expenses with Corporate and Other.

--------------------------------------------------------------------------------
(in thousands)                                                  THREE MONTHS
                                                               ENDED MARCH 31,
                                                            -------------------
                                                              2003        2002
                                                            -------     -------
REVENUES
   QCS                                                      $ 4,516     $ 4,358
   SCRG                                                         586         686
                                                            -------     -------
      Revenues                                              $ 5,102     $ 5,044
                                                            =======     =======

INCOME (LOSS) BEFORE INCOME TAXES
   QCS                                                      $   816     $   934
   SCRG                                                        (157)       (157)
                                                            -------     -------
      Total segment income before income taxes                  659         777
                                                            -------     -------
   Corporate & other (1)                                       (594)     (1,451)
                                                            -------     -------
      Income (Loss) before (provision) benefit for
          income taxes                                      $    65     $  (674)
                                                            =======     =======

(1) Includes certain direct costs and selling, general, and administrative expenses not attributable to a single segment

--------------------------------------------------------------------------------

I. ACCRUED EXPENSES

As of December 31, 2002, a balance of $212,000 remained accrued for restructuring charges under a severance plan approved by our Board of Directors. Payments totaling $119,000 were made to 12 individuals during the three months ended March 31, 2003. The remainder of the balance will be paid through October 2003.

J. COMMITMENTS AND CONTINGENCIES

In March 2003, the Company became aware of a lease modification agreement from 1992 related to its primary offices at 625 Avenue of the Americas that differed from a second lease modification agreement signed by the same parties also in 1992, raising questions as to which set of terms properly applied to the lease. In May 2003, the landlord provided a written acknowledgement that the version of the lease which had been relied upon by the Company since 1992 was the correct version, thereby resolving this contingency in favor of the Company's position. No adjustments to recorded amounts in the financial statements resulted from the resolution of this matter.

K. SUBSEQUENT EVENT

On April 1, 2003, the Company purchased all of the issued and outstanding stock of Guideline. Guideline, together with its wholly owned subsidiaries Guideline/Chicago, Inc., Advanced Analytics, Inc., Guideline Consulting Corp., and Tabline Data Services, Inc. is a provider of custom market research. Simultaneously with the acquisition, Guideline entered into employment agreements with, among others, the former shareholders of Guideline, Robert La Terra and Jay L. Friedland. Also, 150,000 stock options were granted to one of the former shareholders after the close of this transaction pursuant to the terms of an employment agreement entered into with Guideline at the closing.

The purchase price consisted of approximately $4,454,000 in cash (including $525,000 of estimated transaction costs), and 571,237 unregistered shares of the Company's common stock, of which 295,043 shares were placed in escrow. The shares placed in escrow will be distributed to the Sellers on or about May 31, 2004, subject to reduction for the resolution of purchase price adjustments, if any.

The Guideline purchase price was financed by the Company's cash resources, the assumption of certain liabilities of Guideline, and by the receipt of $3,400,000 (net of financing costs) obtained from the issuance of: (i) a promissory note with a $3,000,000 face value, with stated interest at 13.5%, due April 1, 2008 (the "Note") to Petra, which is secured by a second lien and security interest on substantially all of the Company's assets; (ii) 333,333 shares of convertible, redeemable, cumulative preferred stock, designated as Series A Preferred Stock, to Petra, which are redeemable at Petra's option beginning April 1, 2009 at an initial redemption price of $1.50 per share, or $500,000, plus all accrued but unpaid dividends; and (iii) warrants to Petra to purchase 675,000 shares of the Company's common stock at an exercise price of $.01 per share. The preferred shares are entitled to receive either cash or "payment-in-
kind" dividends at a rate of 8.0% annually, and the future redemption price is subject to adjustment for anti-dilution. The warrants are immediately exercisable, and, beginning April 1, 2009, and for a period of four years thereafter, Petra shall have the right to cause the Company to use commercially reasonable efforts to complete a private placement to sell Petra's shares of the Company's common stock issuable upon exercise of the Warrant (the "Warrant Shares") to one or more third parties at a price equal to the market value of the Warrant Shares based on the closing bid price of the Company's common shares as of the date Petra so notifies the Company. In the event a change in control takes place during the period in which the put may be exercised, Petra would have the right to cause the Company to fulfill its repurchase obligations in the same form of consideration as that received by the other selling shareholders.

On April 1, 2003, the Company also amended and restated its Term Note and Line of Credit with JP Morgan Chase Bank. See Note D.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2003 compared to three months ended March 31, 2002.

GENERAL

FIND/SVP,  Inc. and its wholly owned  subsidiaries  provide a broad  consulting, advisory and business intelligence service to executives and other decision-making employees of client companies, primarily in the United States. The Company manages its consulting and business advisory services in two business segments: Quick Consulting ("QCS"), which provides retainer clients with access to the expertise of the Company's staff and information resources; and Strategic Consulting ("SCRG"), which provides more extensive, in-depth custom market research and competitive intelligence information, as well as customer satisfaction and loyalty programs. References to "Corporate" and "Other" in our financial statements refer to the portion of assets and activities that are not allocated to a segment.

On April 1, 2003, the Company acquired Guideline Research Corp. ("Guideline") and its wholly owned subsidiaries (see the heading SUBSEQUENT EVENT in this Item below). The Company believes that Guideline will immediately contribute to earnings.

RESULTS OF OPERATIONS

FIRST QUARTER 2003 COMPARED TO FIRST QUARTER 2002

REVENUES

Revenues for the three-month period ended March 31, 2003 were $5,102,000 and revenues for the three-month period ended March 31, 2002 were $5,044,000.

QCS

QCS revenues, which result from annual retainer contracts paid by clients on a monthly, quarterly, semi-annual or annual basis, increased by $158,000, or 3.6%, from $4,358,000 for the three months ended March 31, 2002 to $4,516,000 for the three months ended March 31, 2003. The increase was the result of the implementation of a pricing program whereby the Company is reimbursed for certain operating expenses necessary to provide retainer services.

SCRG

SCRG revenues, which result from consulting engagements addressing clients' business issues, decreased by $100,000, or 14.6%, from $686,000 for the three months ended March 31, 2002 to $586,000 for the three months ended March 31, 2003. The decrease was due to the continued decline in new projects booked.

COSTS OF PRODUCTS AND SERVICES SOLD

Direct costs (those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases) decreased by $271,000, or 10.3%, from $2,638,000 for the three months ended March 31, 2002 to $2,367,000 for the three months ended March 31, 2003. Direct costs represented 46.4% and 52.3% of revenues, respectively, for the three-month periods ended March 31, 2003 and 2002. The decrease in total direct costs was due primarily to a decrease in expenses incurred on behalf of clients, specifically a reduction in the use of subcontracted services to fulfill various projects, in addition to a reduction in direct labor costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $350,000, or 11.4%, from $3,080,000, or 61.1% of revenue, for the three months ended March 31, 2002 to $2,730,000, or 53.5% of revenue, for the three months ended March 31, 2003. The decrease in selling, general and administrative was due primarily to a restructuring charge of $209,000, which was recorded during the quarter ended March 31, 2002. In addition, cost containment measures continually have been in place during the quarter ended March 31, 2003. Primarily, the Company experienced decreases in bad debt expense, as the level of uncollectible accounts decreased; travel and entertainment decreased as a result of reduced staff levels and the use of video and teleconferencing. Telecommunications expense decreased as a result of more favorable rates with carriers. We experienced a decrease in public relations expense as we brought this function in-house during the quarter ended March 31, 2003.

OPERATING INCOME (LOSS)

The Company's operating income was $5,000 for the three months ended March 31, 2003, compared to an operating loss of $674,000 for the three months ended March 31, 2002, an improvement of $679,000. This is primarily the result of increased revenues, offset by decreases in direct costs and selling, general and administrative expenses.

OTHER INCOME

The Company has a 9.1% interest in a limited partnership, and in March 2003, received an $87,000 distribution. This is the first distribution that the Company has received from this partnership interest, and the distribution was recognized as other income during the quarter ended March 31, 2003.

In January 2002, the Company received shares of common stock of a mutual company that had converted to a stock company. As a result, the Company recognized $33,000 as other revenue.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2003 was $27,000, which was a decrease from $34,000 for the three months ended March 31, 2002. The decrease was a result of lower outstanding balances on existing debt during 2003 as compared with 2002.

INCOME TAXES

The $20,000 income tax provision for the three months ended March 31, 2003 and the $201,000 income tax benefit for the three months ended March 31, 2002, represents 30% of the income/loss before provision/ benefit for income taxes. The difference between these rates and the statutory rate primarily relates to expenses that are not deductible for income tax purposes.

OTHER ITEMS

Stock options were granted in November 2001 for future services to be rendered to the Company by the Chief Executive Officer, the Chairman and a consultant. Compensation expense related to such grants is amortized over the vesting period of the options and was $28,000 and $55,000 for the three-month periods ended March 31, 2003 and 2002, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management's discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. Our preparation of our financial statements requires us to make estimates and judgments that affect reported amounts of assets, liabilities and revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to allowances for doubtful accounts, restructuring, useful lives of property, plant and equipment and intangible assets, deferred tax asset valuation allowances, valuation of non-marketable equity securities and other accrued expenses. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary sources of liquidity and capital resources have been cash flow from retainer accounts (including prepaid retainer fees from clients) and borrowings. Cash balances were $1,294,000 and $968,000 at March 31, 2003 and December 31, 2002, respectively. The Company's working capital position (current assets, less current liabilities) at March 31, 2003 was $2,492,000 as compared to $1,433,000 at December 31, 2002.

Cash of $544,000 was provided by and $125,000 was used in operating activities in the quarters ended March 31, 2003 and 2002, respectively.

Cash used in investing activities was $90,000 and $99,000 in the quarters ended March 31, 2003 and 2002, respectively. Capital expenditures were mainly for computer hardware upgrades and leasehold improvements. During the year ending December 31, 2003, the Company expects to spend approximately $500,000 for capital items, the major portions of which will be used for computer hardware and software upgrades and for leasehold improvements.

Cash of $128,000 was used in and $279,000 was provided by financing activities in the quarters ended March 31, 2003 and 2002, respectively. In 2003, the most significant item was the repayment of $130,000 of outstanding debt. In 2002, the most significant item was the net proceeds obtained from the borrowings under notes payable.

In February 2002, the Company entered into a financing arrangement with JP Morgan Chase Bank providing for a term note (the "Term Note") in the principal amount of $2,000,000 with interest at prime plus 1.25% (5.5% at March 31, 2003). As of March 31, 2003, there was $1,500,000 outstanding on this Term Note, of which $400,000 is classified as current. Interest expense related to this Term Note amounted to $21,000 and $10,000 for the quarters ended March 31, 2003 and 2002, respectively. The Term Note contains certain restrictions on the conduct of our business, including, among other things, restrictions, generally, on incurring debt, making investments, creating or suffering liens, tangible net worth, cash flow coverage, or completing mergers.

The proceeds from the February 2002 Term Note were used to repay the $1,100,000 balance on its $1,400,000 Term Note, due June 30, 2005, and to repay the remaining balance of $475,000 on certain outstanding senior subordinated notes.

The Company maintains a $1,000,000 line of credit with JP Morgan Chase Bank (the "Line of Credit"). Interest on the unpaid balance of the Line of Credit is at JP Morgan Chase Bank's prime commercial lending rate plus one-half percent (4.75% at March 31, 2003). The Line of Credit is renewable annually. As of March 31, 2003, $176,000 is outstanding. The Line of Credit contains certain restrictions on the conduct of our business, including, among other things, restrictions, generally, on incurring debt, and creating or suffering liens.

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

In connection with the above, on April 1, 2003, the Company and JPMorgan Chase Bank entered into amendment no. 1 to their existing security agreement (the "Security Agreement Amendment"). Also on April 1, 2003, Guideline together with its subsidiaries executed and delivered in favor JPMorgan Chase Bank: (i) a security agreement (the "Subsidiary Security Agreement"), granting a first lien and security interest on substantially all of their assets; and (ii) a guaranty agreement (the "Guaranty Agreement"), guaranteeing the Company's payment and performance obligations under the Term Note and the Line of Credit.

The Company believes it was in compliance with all of its loan agreements with JP Morgan Chase as of March 31, 2003.

The Company believes that cash generated from operations, the proceeds from its Term Note and Line of Credit with JP Morgan Chase and its cash and cash equivalents will be sufficient to fund our operations for the foreseeable future.

MARKET FOR COMPANY'S COMMON EQUITY

Trading of our shares of common stock is conducted on the Over-The-Counter Bulletin Board.

INFLATION

The Company has in the past been able to increase the price of its products and services sufficiently to offset the effects of inflation on direct costs, and anticipates that it will be able to do so in the future.

FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

In this report, and from time to time, we may make or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. Such statements are necessarily estimates reflecting management's best judgment based on current information. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are usually identified by the use of words or phrases such as "believes," "anticipates," "expects," "estimates," "planned," "outlook," and "goal." Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. In order to comply with the terms of the safe harbor, we note that a variety of risks and uncertainties could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in forward-looking statements. While it is impossible to identify all such factors, the risks and uncertainties that may affect the operations, performance and results of our business include the risks and uncertainties set forth in the section headed "Factors That May Affect Our Future Results" of Part 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and those risks and uncertainties described in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.


COMMITMENTS AND CONTINGENCIES

In March 2003, the Company became aware of a lease modification agreement from 1992 related to its primary offices at 625 Avenue of the Americas that differed from a second lease modification agreement signed by the same parties also in 1992, raising questions as to which set of terms properly applied to the lease. In May 2003, the landlord provided a written acknowledgement that the version of the lease which had been relied upon by the Company since 1992 was the correct version, thereby resolving this contingency in favor of the Company's position. No adjustments to recorded amounts in the financial statements resulted from the resolution of this matter.

SUBSEQUENT EVENT

On April 1, 2003, the Company purchased all of the issued and outstanding stock of Guideline. Guideline, together with its wholly owned subsidiaries Guideline/Chicago, Inc., Advanced Analytics, Inc., Guideline Consulting Corp., and Tabline Data Services, Inc. is a provider of custom market research. Simultaneously with the acquisition, Guideline entered into employment agreements with, among others, the former shareholders of Guideline, Robert La Terra and Jay L. Friedland. Also, 150,000 stock options were granted to one of the former shareholders after the close of this transaction pursuant to the terms of an employment agreement entered into with Guideline at the closing.

The purchase price consisted of approximately $4,454,000 in cash (including $525,000 of estimated transaction costs), and 571,237 unregistered shares of the Company's common stock, of which 295,043 shares were placed in escrow. The shares placed in escrow will be distributed to the Sellers on or about May 31, 2004, subject to reduction for the resolution of purchase price adjustments, if any.

The Guideline purchase price was financed by the Company's cash resources, the assumption of certain liabilities of Guideline, and by the receipt of $3,400,000 (net of financing costs) obtained from the issuance of: (i) a promissory note with a $3,000,000 face value, with stated interest at 13.5%, due April 1, 2008 (the "Note") to Petra, which is secured by a second lien and security interest on substantially all of the Company's assets; (ii) 333,333 shares of convertible, redeemable, cumulative preferred stock, designated as Series A Preferred Stock, to Petra, which are redeemable at Petra's option beginning April 1, 2009 at an initial redemption price of $1.50 per share, or $500,000, plus all accrued but unpaid dividends; and (iii) warrants to Petra to purchase 675,000 shares of the Company's common stock at an exercise price of $.01 per share. The preferred shares are entitled to receive either cash or "payment-in-kind" dividends at a rate of 8.0% annually, and the future redemption price is subject to adjustment for anti-dilution. The warrants are immediately exercisable, and, beginning April 1, 2009, and for a period of four years thereafter, Petra shall have the right to cause the Company to use commercially reasonable efforts to complete a private placement to sell Petra's shares of the Company's common stock issuable upon exercise of the Warrant (the "Warrant Shares") to one or more third parties at a price equal to the market value of the Warrant Shares based on the closing bid price of the Company's common shares as of the date Petra so notifies the Company. In the event a change in control takes place during the period in which the put may be exercised, Petra would have the right to cause the Company to fulfill its repurchase obligations in the same form of consideration as that received by the other selling shareholders.

On April 1, 2003, the Company also amended and restated its Term Note and Line of Credit with JP Morgan Chase Bank. See the heading "Liquidity and Capital Resources" in this Item above.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change to our exposure to market risk since December 31, 2002.

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

PART II.
OTHER INFORMATION

ITEM 2.
CHANGES IN SECURITIES AND USE OF PROCEEDS

At March 31, 2003, options to purchase 218,500 shares of common stock were granted under the Company's Stock Option Plan, at a price of $1.25, to various employees and non-employee directors. These were private transactions not involving a public offering that were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. At the time of issuance, the foregoing securities were deemed to be restricted securities for purposes of the Securities Act.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit     Description
-------     -----------
3.1         Certificate  of  Amendment  to  Certificate  of   Incorporation   of
            Find/SVP,  Inc.  (incorporated  by reference from the Company's Form
            8-K filed on April 16, 2003).

10.1 Stock Purchase Agreement, dated as of April 1, 2003, by and among Jay L. Friedland, Robert La Terra, Guideline Research Corp. and Find/SVP, Inc. (incorporated by reference from the Company's Form 8-K filed on April 16, 2003).

10.2        Escrow  Agreement,  dated as of April 1,  2003,  by and among Jay L.
            Friedland, Robert La Terra, Morris Whitcup, Find/SVP, Inc. and Kane Kessler, P.C. (incorporated by reference from the Company's Form 8-K filed on April 16, 2003).

10.3        Employment Agreement,  dated as of April 1, 2003, by and between Jay
            L. Friedland and Guideline Research Corp. (incorporated by reference from the Company's Form 8-K filed on April 16, 2003).

10.4 Employment Agreement, dated as of April 1, 2003, by and between Robert La Terra and Guideline Research Corp. (incorporated by reference from the Company's Form 8-K filed on April 16, 2003).

10.5 Stock Option Agreement, dated April 1, 2003, by and between Find/SVP, Inc. and Robert La Terra (incorporated by reference from the Company's Form 8-K filed on April 16, 2003).

10.6        Promissory Note,  dated as of April 1, 2003, made by Find/SVP,  Inc.
            in favor of Petra Mezzanine Fund, L.P. (incorporated by reference from the Company's Form 8-K filed on April 16, 2003).

10.7 Loan Agreement, dated as of April 1, 2003, by and between Petra Mezzanine Fund, L.P. and Find/SVP, Inc. (incorporated by reference from the Company's Form 8-K filed on April 16, 2003).

10.8 Security Agreement, dated as of April 1, 2003, made by Find/SVP, Inc. in favor of Petra Mezzanine Fund, L.P. (incorporated by reference from the Company's Form 8-K filed on April 16, 2003).

10.9 Trademark and Patent Security Agreement, dated as of April 1, 2003, made by Find/SVP, Inc. in favor of Petra Mezzanine Fund, L.P. (incorporated by reference from the Company's Form 8-K filed on April 16, 2003).

10.10       Security  Agreement,  dated as of April 1, 2003,  made by  Guideline
            Research Corp., Tabline Data Services, Inc., Guideline/Chicago, Inc., Advanced Analytics, Inc. and Guideline Consulting Corp. in favor of Petra Mezzanine Fund, L.P. (incorporated by reference from the Company's Form 8-K filed on April 16, 2003).

10.11       Guaranty  Agreement,  dated as of April 1, 2003,  made by  Guideline
            Research Corp., Tabline Data Services, Inc., Guideline/Chicago, Inc., Advanced Analytics, Inc. and Guideline Consulting Corp. in favor of Petra Mezzanine Fund, L.P. (incorporated by reference from the Company's Form 8-K filed on April 16, 2003).

10.12 Series A Preferred Stock Purchase Agreement, dated as of April 1, 2003, by and between Petra Mezzanine Fund, L.P. and Find/SVP, Inc. (incorporated by reference from the Company's Form 8-K filed on April 16, 2003).

10.13 Stock Purchase Warrant issued as of April 1, 2003, by Find/SVP, Inc. to Petra Mezzanine Fund, L.P. (incorporated by reference from the Company's Form 8-K filed on April 16, 2003).

10.14 Investor Rights Agreement, dated as of April 1, 2003, by and among Find/SVP, Inc., Petra Mezzanine Fund, L.P., Martin E. Franklin and David Walke (incorporated by reference from the Company's Form 8-K filed on April 16, 2003).

10.15 Amended and Restated Term Promissory Note, dated as of April 1, 2003, made by Find/SVP, Inc. in favor of JPMorgan Chase Bank (incorporated by reference from the Company's Form 8-K filed on April 16, 2003).

10.16 Amended and Restated Senior Grid Promissory Note, dated as of April 1, 2003, made by Find/SVP, Inc. in favor of JPMorgan Chase Bank
            (incorporated by reference from the Company's Form 8-K filed on April 16, 2003).

10.17 Amendment No. 1 to Security Agreement, dated as of April 1, 2003, made by Find/SVP, Inc. and JPMorgan Chase Bank (incorporated by reference from the Company's Form 8-K filed on April 16, 2003).

10.18 Subordination Agreement, dated as of April 1, 2003, Petra Mezzanine Fund, L.P., Find/SVP, Inc., Guideline Research Corp., Tabline Data Services, Inc., Guideline/Chicago, Inc., Advanced Analytics, Inc., Guideline Consulting Corp., and JPMorgan Chase Bank (incorporated by reference from the Company's Form 8-K filed on April 16, 2003).

10.19 Subsidiary Security Agreement, dated as of April 1, 2003, made by Guideline Research Corp., Tabline Data Services, Inc., Guideline/Chicago, Inc., Advanced Analytics, Inc. and Guideline Consulting Corp. in favor of JPMorgan Chase Bank (incorporated by reference from the Company's Form 8-K filed on April 16, 2003).

10.20 Subsidiary Guaranty Agreement , dated as of April 1, 2003, made by Guideline Research Corp., Tabline Data Services, Inc., Guideline/Chicago, Inc., Advanced Analytics, Inc. and Guideline Consulting Corp. in favor of JPMorgan Chase Bank (incorporated by reference from the Company's Form 8-K filed on April 16, 2003).

99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FIND/SVP, Inc.
                                            -------------
                                            (REGISTRANT)


Date:  May 15, 2003                         /S/ DAVID WALKE
-------------------                         ------------------------------------
                                            David Walke
                                            Chief Executive Officer

Date:  May 15, 2003
-------------------                         /S/ PETER M. STONE
                                            ------------------------------------
                                            Peter M. Stone
                                            Chief Financial Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)

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

Date:  May 15, 2003

                                                 /S/ DAVID WALKE
                                                 ------------------------
                                                 David Walke
                                                 Chief Executive Officer

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

Date: May 15, 2003

                                                 /S/ PETER M. STONE
                                                 -----------------------
                                                 Peter M. Stone
                                                 Chief Financial Officer

                                  EXHIBIT INDEX


Number      Exhibit
------      -------
99.1        Certifications  pursuant  to 18  U.S.C.  Section  1350,  as  adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002