Form 10-Q
period 2003-06-30
FIND SVP INC
filed 2003-08-19
CIK 801338

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------

                                    FORM 10-Q



          XX  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
   FOR THE TRANSITION PERIOD ______________________ TO _____________________

                     --------------------------------------


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

                  YES  __X__                      NO _____

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                  YES  _____                      NO __X__



Number of shares of Common Stock, $.0001 par value per share
outstanding at August 6, 2003:                                      13,124,248

                         FIND/SVP, INC. AND SUBSIDIARIES
                                      Index


                                                                            Page
PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements
         Condensed Consolidated Balance Sheets                                3
            June 30, 2003 (unaudited) and December 31, 2002 (as revised)

         Condensed Consolidated Statements of Operations (unaudited)          4
             Six Months Ended June 30, 2003 and 2002

         Condensed Consolidated Statements of Operations (unaudited)          5
              Three Months Ended June 30, 2003 and 2002

         Condensed Consolidated Statements of Cash Flows (unaudited)          6
             Six Months Ended June 30, 2003 and 2002

         Notes to Condensed Consolidated Financial Statements (unaudited)     7

     ITEM 2. Management's Discussion and Analysis of Financial Condition     16
                 and Results of Operations

     ITEM 3. Quantitative and Qualitative Disclosures about Market Risk      24

     ITEM 4. Disclosure Controls and Procedures                              24

PART II. OTHER INFORMATION

     ITEM 2. Changes in Securities and Use of Proceeds                       25
     ITEM 4. Submission of Matters to a Vote of Security Holders             25
     ITEM 5. Other Matters                                                   26
     ITEM 6. Exhibits and Reports on Form 8-K                                26

SIGNATURES                                                                   27

INDEX TO EXHIBITS                                                            28

PART I.
FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

                         FIND/SVP, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                (in thousands, except share and per share data)

                                                                       June 30,   December 31,
                                                                         2003        2002
                                                                     -----------  ------------
                                                                     (unaudited)  (as revised)
                                 ASSETS
Current assets:
    Cash and cash equivalents                                          $    485    $    968
    Accounts receivable, net                                              3,910       1,953
    Deferred tax assets                                                     312         272
    Prepaid expenses and other current assets                               989         948
                                                                       --------    --------
                  Total current assets                                    5,696       4,141

Equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $9,007 in 2003 and
    $8,626 in 2002                                                        2,181       2,334

Other assets:
    Goodwill, net                                                         5,074          75
    Deferred tax assets                                                   1,362       1,324
    Rental asset                                                            455         575
    Cash surrender value of life insurance                                  237         418
    Non-marketable equity securities                                        185         185
    Other assets                                                            851         486
                                                                       --------    --------
                                                                       $ 16,041    $  9,538
                                                                       ========    ========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of notes payable                                $    577    $    606
    Trade accounts payable                                                1,280         353
    Accrued expenses and other                                            2,351       1,749
    Unearned retainer income                                              2,524       1,476
                                                                       --------    --------

                  Total current liabilities                               6,732       4,184
                                                                       --------    --------
Notes payable                                                             2,919       1,200
Deferred compensation                                                       469         441

Commitments and contingencies

Redeemable, convertible, Preferred stock, $.0001 par value
  Authorized 2,000,000 shares; issued and outstanding 333,333
  at June 30, 2003 and zero at December 31, 2002                            500          --

Redeemable common stock, $.0001 par value, issued and
  outstanding 571,237 at June 30, 2003 and zero at December 31, 2002        874          --


Shareholders' equity:
    Common stock, $.0001 par value.  Authorized 100,000,000 shares;
       issued and outstanding 10,792,864 at June 30, 2003 and
       10,214,102 at December 31, 2002                                        1           1
    Capital in excess of par value                                        8,225       7,332
    Accumulated deficit                                                  (3,679)     (3,620)
                                                                       --------    --------
                  Total shareholders' equity                              4,547       3,713
                                                                       --------    --------
                                                                       $ 16,041    $  9,538
                                                                       ========    ========



See accompanying notes to condensed consolidated financial statements

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                            Six months ended June 30
                 (in thousands, except share and per share data)




                                                         2003          2002
                                                    ------------   ------------

Revenues                                            $     12,165   $     10,270
                                                    ------------   ------------

Operating expenses:
    Direct costs                                           6,281          5,207
    Selling, general and administrative expenses           5,844          5,976
                                                    ------------   ------------

       Operating income (loss)                                40           (913)

Other income                                                  92             48

Interest expense                                            (217)           (76)
                                                    ------------   ------------

       Loss before benefit for income taxes                  (85)          (941)

Benefit for income taxes                                      26            282
                                                    ------------   ------------

       Net loss                                              (59)          (659)

       Less! Accretion on redeemable
         common shares                                      (147)            --
                                                    ------------   ------------

       Net loss attributable to common
         shareholders                               $       (206)  $       (659)
                                                    ============   ============

Loss per common share:
       Basic                                        $      (0.02)  $      (0.07)
                                                    ============   ============

       Diluted                                      $      (0.02)  $      (0.07)
                                                    ============   ============

Weighted average number of common shares:
       Basic                                          10,505,680     10,098,193
                                                    ============   ============
       Diluted                                        10,505,680     10,098,193
                                                    ============   ============








See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                           Three months ended June 30
                 (in thousands, except share and per share data)




                                                         2003          2002
                                                    ------------   ------------

Revenues                                            $      7,063   $      5,226
                                                    ------------   ------------

Operating expenses:
    Direct costs                                           3,914          2,569
    Selling, general and administrative expenses           3,114          2,896
                                                    ------------   ------------

       Operating income (loss)                                35           (239)

Other income                                                   4              8

Interest expense                                            (189)           (36)
                                                    ------------   ------------

       Loss before benefit for income taxes                 (150)          (267)

Benefit for income taxes                                      46             81
                                                    ------------   ------------

       Net loss                                             (104)          (186)

       Less! Accretion on redeemable
         common shares                                      (147)            --
                                                    ------------   ------------

       Net loss attributable to common
         shareholders                               $       (251)  $       (186)
                                                    ============   ============


Loss per common share:
       Basic                                        $      (0.02)  $      (0.02)
                                                    ============   ============

       Diluted                                      $      (0.02)  $      (0.02)
                                                    ============   ============

Weighted average number of common shares:
       Basic                                          10,792,443     10,134,611
                                                    ============   ============
       Diluted                                        10,792,443     10,134,611
                                                    ============   ============










     See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                            Six months ended June 30
                                 (in thousands)

                                                                                       2003        2002
                                                                                     -------     -------
Cash flows from operating activities:
       Net loss                                                                      $   (59)    $  (659)

       Adjustments to reconcile loss to net cash provided by (used in)
         operating activities:
              Depreciation and amortization                                              511         529
              Allowance for doubtful accounts                                             60          80
              Unearned retainer income                                                 1,048         428
              Deferred income taxes                                                      (78)       (283)
              Compensation from option grants                                             69         132
              Increase in marketable securities                                           --         (39)
              Deferred compensation                                                       28           8
              Non-cash interest expense                                                   51          --

              Changes in assets and liabilities:
                 Increase in accounts receivable                                      (2,017)       (749)
                 Increase in prepaid expenses and other current assets                   (41)       (133)
                 Decrease (increase) in rental asset                                     120         (93)
                 Decrease in cash surrender value of life insurance                      181          74
                 Increase in other assets                                               (404)       (183)
                 Increase (decrease) in accounts payable and accrued expenses            942        (153)
                                                                                     -------     -------

                    Net cash provided by (used in) operating activities                  411      (1,041)
                                                                                     -------     -------

Cash flows from investing activities:
       Purchase of Guideline Research Corp., including transaction costs,
          and net of cash acquired                                                    (3,842)         --
       Capital expenditures                                                             (222)       (184)
                                                                                     -------     -------

                    Net cash used in investing activities                             (4,064)       (184)
                                                                                     -------     -------

Cash flows from financing activities:
       Principal borrowings under notes payable, net of closing costs                  1,966       2,030
       Principal payments under notes payable                                           (230)     (1,875)
       Issuance of preferred stock                                                       693          --
       Issuance of warrant                                                               742          --
       Proceeds from exercise of stock options                                             4          78
       Payment on capital lease payable                                                   (5)         --
                                                                                     -------     -------

                    Net cash provided by financing activities                          3,170         233
                                                                                     -------     -------

Net decrease in cash and cash equivalents                                               (483)       (992)
Cash and cash equivalents at beginning of period                                         968       1,951
                                                                                     -------     -------
Cash and cash equivalents at end of period                                           $   485     $   959
                                                                                     =======     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                                        $   113     $   143
                                                                                     =======     =======
Taxes paid                                                                           $    --     $    --
                                                                                     =======     =======




See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


A. MANAGEMENT'S STATEMENT

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position at June 30, 2003, the results of operations for the six and three month periods ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002. All such adjustments are of a normal and recurring nature. Operating results for the six and three month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

FIND/SVP, Inc. and its subsidiaries (the "Company") have reclassified certain prior year balances to conform with the current year presentation (also see Note
M). References in this report to "we," "us," or "our" refer to FIND/SVP, Inc. and its subsidiaries.

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

In computing basic and diluted earnings per share for the six-month periods ended June 30, 2003 and 2002, the Company used a weighted average number of common shares of 10,505,680, and 10,098,193, respectively. In computing basic and diluted earnings per share for the three-month periods ended June 30, 2003 and 2002, the Company used a weighted average number of common shares of 10,792,443 and 10,134,611, respectively.

For the computation of diluted earnings per share, 333,333 and zero shares of convertible preferred stock, and options and warrants to purchase 3,105,697 and 3,538,122 common shares were excluded from the computation during the six and three months ended June 30, 2003 and 2002, respectively, as the effect would be anti-dilutive.

C. INVESTMENTS

Partnership Interest

The Company has a 9.1% interest in a limited partnership, and in March 2003, received an $87,000 distribution. This is the first distribution that the Company has received from this partnership interest, and the distribution was recognized as other income during the six months ended June 30, 2003.

D. DEBT

As of June 30, 2003, there was $1,400,000 outstanding on a term note with JP Morgan Chase Bank (the "Term Note"), of which $400,000 is classified as current. Interest expense related to the Term Note amounted to $43,000 for the six months ended June 30, 2003. The Term Note contains certain restrictions on the conduct of our business, including, among other things, restrictions, generally, on incurring debt, making investments, creating or suffering liens, tangible net worth, current ratio, cash flow coverage, or completing mergers.

The Company maintains a $1,000,000 line of credit with JP Morgan Chase Bank (the "Line of Credit"). As of June 30, 2003, $176,000 remains outstanding. The Line of Credit contains certain restrictions on the conduct of our business, including, among other things, restrictions, generally, on incurring debt, and creating or suffering liens.

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

In connection with the above, on April 1, 2003, the Company and JPMorgan Chase Bank entered into amendment No. 1 to their existing security agreement (the "Security Agreement Amendment"). Also on April 1, 2003, Guideline together with its subsidiaries executed and delivered in favor JPMorgan Chase Bank: (i) a security agreement (the "Subsidiary Security Agreement"), granting a lien and security interest on substantially all of the Company's assets; and (ii) a guaranty agreement (the "Guaranty Agreement"), guaranteeing the Company's payment and performance obligations under the Term Note and the Line of Credit.

On August 18, 2003, the Company received the confirmation of JPMorgan Chase Bank that an amendment was approved to the definition of consolidated current liabilities for purposes of calculating the ratio of current assets to current liabilities under the Term Note, to exclude unearned retainer income from the calculation.

The Company believes it was in compliance with all of its loan agreements, as amended, with JP Morgan Chase as of June 30, 2003.

On April 1, 2003, the Company issued a Promissory Note (the "Note") with a face value of $3,000,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Guideline. Quarterly principal payments of $250,000 are due beginning March 31, 2006. The Note was recorded at its initial relative fair value of $1,868,000. The difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities of the Note, and the resulting effective interest rate is approximately 30%. Related interest expense was $151,000 for the six and three months ended June 30, 2003, of which $51,000 related to the non-cash accretion of the carrying value of the Note. The Company has the right to prepay the Note at any time without premium or penalty. The Note is secured by a security interest in substantially all assets of the Company, and is subject to covenants relating to the conduct of the Company's business including financial covenants related to a defined fixed charge coverage and a defined funded indebtedness to EBITDA ratio. The Company believes it was in compliance with this loan agreement with as of June 30, 2003.

E. INCOME TAXES

The $26,000 and $282,000 income tax benefit for the six months ended June 30, 2003 and 2002, respectively, and the $46,000 and $81,000 income tax benefit for the three months ended June 30, 2003 and 2002, respectively, represents 30% of the loss before benefit for income taxes. The difference between this rate and the statutory rate primarily relates to expenses that are not deductible for income tax purposes.

Of the net deferred tax asset, $312,000 and $272,000 are classified as current as of June 30, 2003 and December 31, 2002, respectively.

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

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, the Company's net loss would have been increased to the pro forma amounts indicated below:

-----------------------------------------------------------------------------------------------------------------
                                                    SIX MONTHS       SIX MONTHS     THREE MONTHS    THREE MONTHS
                                                  ENDED JUNE 30,   ENDED JUNE 30,  ENDED JUNE 30,  ENDED JUNE 30,
                                                       2003            2002            2003            2002
                                                  --------------   --------------  --------------  --------------
Net  loss attributable to common shareholders,
as reported                                         $(206,000)      $(659,000)      $(251,000)      $(186,000)

Add: Stock based employee compensation expense
included in reported net loss, net of
tax related effects                                    48,000          92,000          29,000          54,000

Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                  (193,000)       (145,000)       (101,000)        (72,000)
                                                    ---------       ---------       ---------       ---------

Pro forma net loss attributable to
  common shareholders                               $(351,000)      $(712,000)      $(323,000)      $(204,000)
                                                    =========       =========       =========       =========

Earnings (loss) per share:
Basic and Diluted
   As reported                                      $   (0.02)      $   (0.07)      $   (0.02)      $   (0.02)
                                                    =========       =========       =========       =========
   Pro forma                                        $   (0.03)      $   (0.07)      $   (0.03)      $   (0.02)
                                                    =========       =========       =========       =========

--------------------------------------------------------------------------------

Such amounts were determined using the Black-Scholes option pricing model with the following weighted-average assumptions: 2003 - expected dividend yield of 0%, risk-free interest rate of 3.24%, volatility of 109% and an expected life of 5 years; 2002 - expected dividend yield of 0%, risk-free interest rate of 6%, volatility of 111% and an expected life of 5 years.

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity.

This Statement will become effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. The adoption of this Statement is not expected to have a material impact on the Company's consolidated results of operations or financial position.


G. STOCK OPTIONS

During the six month period ended June 30, 2003, options to purchase 543,500 shares of common stock were granted under the Company's Stock Option Plan, at prices ranging from $1.15 to $1.25, a substantial portion of which were one-time issuances to Guideline employees in connection with the Company's acquisition of Guideline.

During the six month period ended June 30, 2002, options to purchase 256,750 shares of common stock were granted under the Company's Stock Option Plan, at prices ranging from $0.83 to $1.50.

Stock options were granted in November 2001 for future services to be rendered to the Company by the Chief Executive Officer, the Chairman and a consultant. Compensation expense related to such grants is amortized over the vesting period of the options and was $69,000 and $132,000 and $42,000 and $77,000 for the six and three month periods ended June 30, 2003 and 2002, respectively.

H. SEGMENT REPORTING

The  Company  manages  its  consulting  and  business  advisory  services in the following three business segments: Quick Consulting ("QCS"), Strategic Consulting ("SCRG") and Guideline Research ("GR"). The Company operates primarily in the United States. Guideline Research was added as a segment as a result of its acquisition by the Company on April 1, 2003. See footnote K "Acquisition" for a more detailed description of this acquisition. References to "Corporate" and "Other" in our financial statements refer to the portion of assets and activities that are not allocated to a segment. Prior year segment amounts have been revised as a result of a realignment of certain activities, including the association of certain QCS expenses with Corporate and Other.

--------------------------------------------------------------------------------

(in thousands)                                   SIX MONTHS ENDED JUNE 30,  THREE MONTHS ENDED JUNE 30,
                                                 ------------------------   --------------------------
                                                    2003         2002           2003         2002
                                                  --------     --------       --------     --------
REVENUES
--------
   QCS                                            $  8,984     $  8,784       $  4,468     $  4,608

   SCRG                                              1,077        1,486            491          618
   GR                                                2,104           --          2,104           --
                                                  --------     --------       --------     --------
      Revenues                                    $ 12,165     $ 10,270       $  7,063     $  5,226
                                                  ========     ========       ========     ========



INCOME (LOSS) BEFORE INCOME TAXES
---------------------------------
   QCS                                            $  1,242     $  1,902       $    426     $    940

   SCRG                                               (385)        (172)          (228)         (15)
   GR                                                  (59)          --            (59)          --
                                                  --------     --------       --------     --------
      Total segment income before income taxes         798        1,730            139          925
   Corporate & other (1)                              (883)      (2,671)          (289)      (1,192)
                                                  --------     --------       --------     --------
     Income (Loss) before benefit for income
     taxes                                        $    (85)    $   (941)      $   (150)    $   (267)
                                                  ========     ========       ========     ========

(1) Includes certain direct costs and selling, general, and administrative expenses not attributable to a single segment

--------------------------------------------------------------------------------

I. ACCRUED EXPENSES

As of December 31, 2002, a balance of $212,000 remained accrued for restructuring charges under a severance plan approved by our Board of Directors. Payments totaling $198,000 were made to 12 individuals during the six months ended June 30, 2003. The remainder of the balance will be paid through October 2003.

J. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

In connection with the recording of the Guideline acquisition, the Company issued 571,237 unregistered shares of the Company's common stock that were fair valued at $760,000 (See footnote K "Acquisition").


K. ACQUISITION

On April 1, 2003, the Company purchased all of the issued and outstanding stock of Guideline. Guideline is a provider of custom market research.

The consideration for this acquisition consisted of the following:

     o Approximately $4,058,000 to be paid in cash, less cash acquired (includes $595,000 of paid and accrued transaction costs as of June 30, 2003).

     o 571,237 common shares. 295,043 of the common shares were placed in escrow to secure the indemnification obligations of the sellers.

     o Within thirty days from the first anniversary date of the acquisition, a potential deferred consideration amount (the "One Year Deferred Consideration") of $1 million contingent upon Guideline achieving adjusted EBITDA (as defined in the Purchase Agreement) for the twelve-month period following the acquisition ("One Year Adjusted EBITDA") of at least $1.2 million. If One Year Adjusted EBITDA is less than $1.2 million, but greater than $841,000, the One Year Deferred Consideration shall be between $0 and $1.0 million based on a specific formula set forth in the Purchase Agreement. Each of the Sellers may separately elect to have up to fifty percent (50%) of the amount of any One Year Deferred Consideration payable to such Seller in an amount of duly authorized and non-assessable unregistered shares of Company common stock.

     o Within thirty days from the second anniversary date of the acquisition, a potential deferred consideration amount (the "Two Year Deferred Consideration") of $1.845 million contingent upon Guideline achieving adjusted EBITDA (as defined in the Purchase Agreement) for the 24-month period following the acquisition ("Two Year Adjusted EBITDA") of $2.65 million plus 25% of the amount by which Two Year Adjusted EBITDA exceeds $2.65 million. If Two Year Adjusted EBITDA is less than $2.65 million, but greater than $2.2 million, the Two Year Deferred Consideration shall be between $0 and $1.845 million based on a specific formula set forth in the Purchase Agreement.

The 571,237 shares issued to the former owners of Guideline may be put back to the Company during a 120-day period beginning April 5, 2005. Such shares are classified in the balance sheet as redeemable common stock. If the shares are put back to the Company, the cash to be paid by the Company will be the greater of (i) $727,000, which was the defined initial redemption value of the shares at the acquisition date of Guideline, or (ii) a defined average trading price of the Company's common shares immediately prior to the exercise of the put. However, in the latter case, the cash to be paid by the Company upon exercise of the put is limited to 150% of the initial redemption value of the shares, or $1,090,000. The redeemable common shares were recorded at their fair value of $760,000 when issued. If the fair value of the shares at a balance sheet date is in the range between the initial redemption value of the shares and 150% of the original amount, the redemption value of such shares is accreted or decreted as a charge or credit, respectively, to "Capital in excess of par value" using the defined redemption value of the shares at each balance sheet date.

Simultaneously with the acquisition, Guideline entered into new employment agreements with each of the sellers, as well as three other senior executives of Guideline.

This acquisition was financed at closing with the combination of the Company's cash resources, the assumption of certain liabilities of Guideline and by the receipt of cash of $3,303,000 (net of financing costs, of which, $98,000 is outstanding as of June 30, 2003), consisting of (a) a promissory note with a $3,000,000 face value; (b) the issuance of 333,333 shares of convertible, redeemable, Series A preferred stock ("Preferred Stock"); and (c) the issuance of a Warrant.

The 333,333 shares of Preferred Stock were issued pursuant to a Series A Preferred Stock Purchase Agreement (the "Preferred Stock Purchase Agreement") dated April 1, 2003. These shares have been recorded at their initial estimated relative fair value of $693,000. The Preferred Stock is convertible into shares of the Company's common stock one-for-one, subject to adjustment for certain dilutive issuances, splits and combinations. The Preferred Stock is also redeemable at the option of the holders of the Preferred Stock beginning April 1, 2009, at a redemption price of $1.50 per share, or $500,000 in the aggregate, plus all accrued but unpaid dividends. The holders of the Preferred Stock shall be entitled to receive cumulative dividends, prior and in preference to any declaration or payment of any dividend on the common stock of the Company, at the rate of 8% on the $500,000 redemption value, per annum, payable in cash or through the issuance of additional shares of Preferred Stock at the Company's discretion. The holders of shares of Preferred Stock shall have the right to one vote for each share of common stock into which shares of the Preferred Stock could be converted into, and with respect to such vote, each holder of shares of Preferred Stock shall have full voting rights and powers equal to the voting rights and powers of the holders of the Company's common stock.

In connection with the Loan Agreement and the Preferred Stock Purchase Agreement, the Company issued to Petra, a Warrant to purchase 675,000 shares of the Company's common stock, at an exercise price of $.01 per share, subject to adjustment for reorganization or distribution of common stock, or the issuance of convertible or option securities. This Warrant was recorded at its initial estimated relative fair value of $742,000. The Warrant is immediately exercisable, and, for a four-year period commencing in 2009, Petra shall have the right to cause the Company to use commercially reasonable efforts to complete a private placement to sell the shares of the Company's common stock issuable upon exercise of the Warrant (the "Warrant Shares") to one or more third parties at a price equal to the market value of the Warrant Shares based on the closing bid price of the Company's common shares as of the date Petra so notifies the Company that it is exercising its put right.

The Company also entered into an investor rights agreement (the "Investor Rights Agreement") dated April 1, 2003 among Petra, David Walke, the Company's CEO, and Martin Franklin, Chairman of the Board of the Company, pursuant to which, among other things, Petra was granted certain rights with respect to common stock issuable upon conversion of the Preferred Stock and Warrant. The Investor Rights Agreement also provides Petra with certain registration, demand, piggyback and co-sale rights.

On April 1, 2003, the Company also amended and restated its banking arrangements with JPMorgan Chase (see footnote D. "Debt").

The Company is in the process of finalizing its valuation of the assets and liabilities it has acquired for its allocation of the purchase price of the transaction. The Company expects to finalize its valuation no later than the fourth quarter of 2003. The Company's preliminary allocation of the purchase price is subject to refinement based on the final determination of fair values.

The following table sets forth the components of the purchase price:

Cash paid (including $379,000 of transaction costs)                 $ 3,842,000
Accrued transaction costs                                               216,000
Common stock issued to sellers                                          760,000
                                                                    -----------
   Total purchase price                                             $ 4,818,000
                                                                    ===========


The following table provides the preliminary estimated fair value of the acquired assets and assumed liabilities:

Current assets                                                      $ 1,686,000
Property and equipment                                                  102,000
Other assets                                                            267,000
Liabilities assumed, current                                         (2,236,000)
                                                                    -----------
   Fair value of net liabilities assumed                               (181,000)
Preliminary goodwill                                                  4,999,000
                                                                    -----------
   Total estimated fair value of net liabilities assumed and
      recorded goodwill                                             $ 4,818,000
                                                                    ===========

In accordance with the provisions of SFAS No. 142 "Goodwill and other Intangible Assets", the Company will not amortize goodwill with indefinite lives recorded in connection with the acquisition of Guideline. The Company will perform an annual impairment test of goodwill and once finalized, but has not yet determined what effect these tests will have on the results of operations or the financial position of the Company in future periods.

The unaudited pro forma information below represents the consolidated results of operations as if the acquisition of Guideline had occurred as of January 1, 2003 and 2002. The unaudited pro forma information has been included for comparative purposes and is not indicative of the results of operations of the consolidated Company had the acquisition occurred as of January 1, 2003 and 2002, nor is it necessarily indicative of future results.

PRO FORMA RESULTS OF OPERATIONS


(in thousands, except share and per                 SIX MONTHS ENDED JUNE 30,
 share data)                                           2003            2002
                                                  ------------     ------------

Total pro forma revenue                           $     14,120     $     14,577
Pro forma net loss                                $       (181)    $       (302)
Pro forma basic earnings per share                $      (0.02)    $      (0.04)

Pro forma weighted average number
    of shares outstanding                           10,884,400       10,669,430

L. SUBSEQUENT EVENT

As of July 1, 2003, TTech Acquisition Corp. ("TTech"), a newly-formed subsidiary of the Company purchased from Sopheon Corporation ("Sopheon") assets and assumed certain specified liabilities of Sopheon's Teltech business unit ("Teltech"). Teltech is a provider of custom research and information services, focusing on Research and Development and Engineering Departments of larger corporations.

The consideration for this acquisition consisted of, among other things, the following:

     o    Approximately $3,754,000 paid in cash (including transaction costs)

     o 32,700 unregistered shares of the Company's common stock, which was placed in escrow to secure the indemnification obligations of Sopheon.

     o An amount of up to a maximum of $400,000 may become payable by TTech to Sopheon if certain customer subscription renewal goals, as defined in the Purchase Agreement, are attained.

The acquisition was funded at closing as follows:

     o    The Company's available cash resources

     o A private placement whereby the Company raised $2,350,000 through the issuance of 1,598,685 shares of its common stock and warrants to purchase 799,293 shares of its common stock (the "Private Placement Warrants"). The Private Placement Warrants are exercisable through July 11, 2006, at an exercise price of $1.47 per share, subject to adjustment for dilution and recapitalization.

     o The receipt of $476,000 (net of financing costs) upon issuance of a promissory note and a warrant to purchase 70,000 common shares.

The promissory note has a $500,000 face value, with stated interest at 13.5%, and is due April 1, 2008. The note is secured by a lien and security interest in substantially all of the Company's assets. The warrant to purchase 70,000 shares of the Company's common stock has an exercise price of $.01 per share, and is exercisable through April 1, 2013. Beginning April 1, 2009, and for a period of four years thereafter, the holder of the warrant has the right to cause the Company to use certain defined commercially reasonable efforts to complete a private placement to sell its shares of the Company's common stock issuable upon exercise of this warrant.

M. BALANCE SHEET RECLASSIFICATION

Prior to the issuance of its condensed consolidated financial statements for the quarter ended June 30, 2003, the Company's management determined that unearned retainer income should be reclassified on the balance sheet as a current liability. As a result, the accompanying balance sheet as of December 31, 2002, has been revised to reflect this reclassification. A Financial Covenant under the Company's Term Note and Line of Credit with JPMorgan Chase Bank was also amended as described in Note D. The effect on the December 31, 2002 balance sheet was as follows:

                                                  DECEMBER 31, 2002

                                               As previously
                                                 reported         As revised
Unearned retainer income (current)            $           --   $    1,476,000

Current Liabilities                           $    2,708,000   $    4,184,000

Unearned retainer income (non-current)
                                              $    1,476,000   $           --

The Company will file a Form 10-K/A to revise its annual report for the year ended December 31, 2002 in the near future.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 2003 compared to six months ended June 30, 2002. Three months ended June 30, 2003 compared to three months ended June 30, 2002.


GENERAL

FIND/SVP,  Inc. and its wholly owned  subsidiaries  provide a broad  consulting, advisory and business intelligence service to executives and other decision-making employees of client companies, primarily in the United States. The Company manages its consulting and business advisory services in three business segments: Quick Consulting ("QCS"), which provides retainer clients with access to the expertise of the Company's staff and information resources; Strategic Consulting ("SCRG"), which provides more extensive, in-depth custom market research and competitive intelligence information, as well as customer satisfaction and loyalty programs; and Guideline Research ("GR"), which also provides custom market research. References to "Corporate" and "Other" in our financial statements refer to the portion of assets and activities that are not allocated to a segment.

On April 1, 2003, the Company acquired Guideline Research Corp. ("Guideline"), and Guideline's results of operations are included in the Company's results of operations as of such date.

On July 1, 2003, the Company acquired from Sopheon Corporation (the "Seller"), its business unit Teltech ("Teltech") (see the heading "SUBSEQUENT EVENT" later in this Item below). The Company believes that Teltech will immediately contribute to earnings.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

REVENUES

Revenues for the six-month period ended June 30, 2003 were $12,165,000 and revenues for the six-month period ended June 30, 2002 were $10,270,000.

QCS
---

QCS revenues, which result from annual retainer contracts paid by clients on a monthly, quarterly, semi-annual or annual basis, increased by $200,000, or 2.3%, from $8,784,000 for the six months ended June 30, 2002 to $8,984,000 for the six months ended June 30, 2003. The increase was the result of a pricing program whereby the Company is reimbursed for certain operating expenses necessary to provide retainer services.

SCRG
----

SCRG revenues, which result from consulting engagements addressing clients' business issues, decreased by $409,000, or 27.5%, from $1,486,000 for the six months ended June 30, 2002 to $1,077,000 for the six months ended June 30, 2003. The decrease was due to the continued decline in new projects booked.

GR
--

GR revenues, which result from custom market research consulting engagements, such as conducting surveys and focus groups, was $2,104,000 for the six months ended June 30, 2003. The Company acquired this line of business on April 1, 2003.

COSTS OF PRODUCTS AND SERVICES SOLD

Direct costs (those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases) increased by $1,074,000, or 20.6%, from $5,207,000 for the six months ended June 30, 2002 to $6,281,000 for the six months ended June 30, 2003. Direct costs represented 51.5% and 50.7% of revenues, respectively, for the six-month periods ended June 30, 2003 and 2002. The increase in total direct costs was primarily the result of the acquisition of Guideline during the quarter ended June 30, 2003. Guideline's direct costs consist of direct labor and direct costs, such as subcontractors who perform fieldwork for many of Guideline's studies. Exclusive of Guideline, direct costs decreased as a result of decreased use of sub-contractors in SCRG, and more favorable pricing from the Company's use of outside electronic services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $132,000, or 2.2%, from $5,976,000, or 58.2% of revenue, for the six months ended June 30, 2002 to $5,844,000, or 48.0% of revenue, for the six months ended June 30, 2003. The decrease in selling, general and administrative was due primarily to a restructuring charge of $209,000 in the first half of 2002. In addition, various cost containment measures have been implemented during the six months ended June 30, 2003. Primarily, the Company experienced decreases in bad debt expense, as the level of uncollectible accounts decreased; travel and entertainment, as a result of reduced staff levels and the use of video and teleconferencing. Telecommunications expense decreased as a result of more favorable rates with carriers. We experienced a decrease in public relations expense as we brought this function in-house during the six months ended June 30, 2003.

OPERATING INCOME (LOSS)

The Company's operating income was $40,000 for the six months ended June 30, 2003, compared to an operating loss of $913,000 for the six months ended June 30, 2002, an improvement of $953,000. This is primarily the result of increased revenues and a decrease in selling, general and administrative expenses, offset by an increase in direct costs.

OTHER INCOME

The Company has a 9.1% interest in a limited partnership, and in March 2003, received an $87,000 distribution. This is the first distribution that the Company has received from this partnership interest, and the distribution was recognized as other income during the six months ended June 30, 2003.

INTEREST EXPENSE

Interest expense for the six months ended June 30, 2003 was $217,000, which was an increase from $76,000 for the six months ended June 30, 2002. The increase was a result of additional borrowings, related to the acquisition of Guideline, during the six months ended June 30, 2003, partially offset by repayments on existing debt.

INCOME TAXES

The $26,000 income tax benefit for the six months ended June 30, 2003 and the $282,000 income tax benefit for the six months ended June 30, 2002, represent approximately 30% of the loss before benefit for income taxes. The difference between these rates and the statutory rate primarily relates to expenses that are not deductible for income tax purposes.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

REVENUES

Revenues for the three-month period ended June 30, 2003 were $7,063,000 and revenues for the three-month period ended June 30, 2002 were $5,226,000.

QCS
---

QCS revenues, which result from annual retainer contracts paid by clients on a monthly, quarterly, semi-annual or annual basis, decreased by $140,000, or 3.0%, from $4,608,000 for the three months ended June 30, 2002 to $4,468,000 for the three months ended June 30, 2003. The decrease was the result of client cancellations in excess of new retainer accounts additions.


SCRG
----

SCRG revenues, which result from project-based consulting engagements addressing general business issues, decreased by $127,000, or 20.6%, from $618,000 for the three months ended June 30, 2002 to $491,000 for the three months ended June 30, 2003. The decrease was due to the continued decline in new projects booked.

GR
--

GR revenues, which result from custom market research consulting engagements, such as conducting surveys and focus groups, was $2,104,000 for the three months ended June 30, 2003. The Company acquired this line of business on April 1, 2003.

COSTS OF PRODUCTS AND SERVICES SOLD

Direct costs (those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases) increased by $1,345,000, or 52.4%, from $2,569,000 for the three months ended June 30, 2002 to $3,914,000 for the three months ended June 30, 2003. Direct costs represented 55.2% and 49.2% of revenues, respectively, for the three-month periods ended June 30, 2003 and 2002. The increase in total direct costs was primarily the result of the acquisition of Guideline during the quarter ended June 30, 2003. Guideline's direct costs consist of direct labor and direct costs, such as subcontractors who perform fieldwork for many of Guideline's studies. Exclusive of Guideline, direct costs decreased as a result of decreased use of sub-contractors in SCRG, and more favorable pricing from the Company's use of outside electronic services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $218,000, or 7.5%, from $2,896,000, or 55.4% of revenue, for the three months ended June 30, 2002 to $3,114,000, or 44.0% of revenue, for the three months ended June 30, 2003. The increase in selling, general and administrative was primarily due to the acquisition of Guideline, offset by decreases in other selling, general and administrative expenses as a result of continued cost containment measures.

OPERATING INCOME (LOSS)

The Company's operating income was $35,000 for the three months ended June 30, 2003, compared to an operating loss of $239,000 for the three months ended June 30, 2002, an improvement of $274,000. This is primarily the result of increased revenues, offset by increases in direct costs and selling, general and administrative expenses.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 2003 was $189,000, which was a increase from $36,000 for the three months ended June 30, 2002. The increase was a result of additional borrowings related to the acquisition of Guideline, during the six months ended June 30, 2003, partially offset by repayments on existing debt.

INCOME TAXES

The $46,000 income tax benefit for the three months ended June 30, 2003 and the $81,000 income tax benefit for the three months ended June 30, 2002, represents 30% of the loss before benefit for income taxes. The difference between these rates and the statutory rate primarily relates to expenses that are not deductible for income tax purposes.

OTHER ITEMS

Stock options were granted in November 2001 for future services to be rendered to the Company by the Chief Executive Officer, the Chairman and a consultant. Compensation expense related to such grants is amortized over the vesting period of the options and was $69,000 and $132,000, and $42,000 and $77,000 for the six and three month periods ended June 30, 2003 and 2002, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management's discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. Our preparation of our financial statements requires us to make estimates and judgments that affect reported amounts of assets, liabilities and revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to allowances for doubtful accounts, useful lives of property, plant and equipment and intangible assets, deferred tax asset valuation allowances, valuation of non-marketable equity securities and other accrued expenses. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary sources of liquidity and capital resources have been cash flow from retainer accounts (including prepaid retainer fees from clients) and borrowings. Cash balances were $485,000 and $968,000 at June 30, 2003 and December 31, 2002, respectively. The Company's working capital position (current assets, less current liabilities) at June 30, 2003 was $(1,036,000) as compared to $(43,000) at December 31, 2002. Working capital is reduced by $2,524,000 and $1,476,000 of unearned retainer income as of June 30, 2003 and December 31, 2002, respectively. Such amounts reflect amounts billed, but not yet earned.

Prior to the issuance of its condensed consolidated financial statements for the quarter ended June 30, 2003, the Company's management determined that unearned retainer income should be reclassified on the balance sheet as a current liability. As a result, the accompanying balance sheet as of December 31, 2002, has been revised to reflect this reclassification. A Financial Covenant under the Company's Term Note and Line of Credit with JPMorgan Chase Bank was also amended as described in Note D. The effect on the December 31, 2002 balance sheet was as follows:

                                                       DECEMBER 31, 2002

                                               As previously
                                               reported          As revised
Unearned retainer income (current)            $          --    $    1,476,000

Current Liabilities                           $    2,708,000   $    4,184,000

Unearned retainer income (non-current)
                                              $    1,476,000   $           --

The Company will file a Form 10-K/A to revise its annual report for the year ended December 31, 2002 in the near future.

Cash of $411,000 was provided by, and $1,041,000 was used in operating activities in the six months ended June 30, 2003 and 2002, respectively.

Cash used in investing activities was $4,064,000 and $184,000 in the six months ended June 30, 2003 and 2002, respectively. The primary use of cash was the acquisition of Guideline during the quarter ended June 30, 2003 for $3,842,000. Capital expenditures were made for computer hardware upgrades and leasehold improvements. During the year ending December 31, 2003, the Company expects to spend approximately $500,000 for capital items, the major portions of which will be used for computer hardware and software upgrades and for leasehold improvements.

Cash of $3,170,000 and $233,000 was provided by financing activities in the six months ended June 30, 2003 and 2002, respectively. In 2003, the most significant items were the net proceeds obtained from the borrowings under notes payable of $1,966,000, related to the acquisition of Guideline, offset by repayments of $230,000, the issuance of preferred stock for $693,000, and the issuance of a warrant for $742,000.

In February 2002, the Company entered into a financing arrangement with JP Morgan Chase Bank providing for a term note (the "Term Note") in the principal amount of $2,000,000 with interest at prime plus 1.25% (5.5% at June 30, 2003), as amended on April 1, 2003. As of June 30, 2003, there was $1,400,000 outstanding on this Term Note, of which $400,000 is classified as current. Interest expense related to this Term Note amounted to $43,000 and $44,000 for the six months ended June 30, 2003 and 2002, respectively. The Term Note contains certain restrictions on the conduct of our business, including, among other things, restrictions, generally, on incurring debt, making investments, creating or suffering liens, tangible net worth, current ratio cash flow coverage, or completing mergers.

The proceeds from the February 2002 Term Note were used to repay the $1,100,000 balance on its

$1,400,000 Term Note, due June 30, 2005, and to repay the remaining balance of $475,000 on certain outstanding senior subordinated notes.

The Company maintains a $1,000,000 line of credit with JP Morgan Chase Bank (the "Line of Credit"). Interest on the unpaid balance of the Line of Credit is at JP Morgan Chase Bank's prime commercial lending rate plus one-quarter percent (4.5% at June 30, 2003). The Line of Credit is renewable annually. As of June 30, 2003, $176,000 is outstanding. The Line of Credit contains certain restrictions on the conduct of our business, including, among other things, restrictions, generally, on incurring debt, and creating or suffering liens.

The Company's Term Note and Line of Credit are secured by a general security interest in substantially all of the Company's assets. In May 2002, JP Morgan Chase agreed to lower the minimum tangible net worth covenant in the Term Note agreement to $3,500,000, and waived the prior covenant at the March 31, 2002 report date. In March 2003, JP Morgan Chase agreed to waive the prior cash flow coverage covenant for the twelve-month period ended December 31, 2002.

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

In connection with the above, on April 1, 2003, the Company and JPMorgan Chase Bank entered into amendment No. 1 to their existing security agreement (the "Security Agreement Amendment"). Also on April 1, 2003, Guideline together with its subsidiaries executed and delivered in favor JPMorgan Chase Bank: (i) a security agreement (the "Subsidiary Security Agreement"), granting a lien and security interest on substantially all of the Company's assets; and (ii) a guaranty agreement (the "Guaranty Agreement"), guaranteeing the Company's payment and performance obligations under the Term Note and the Line of Credit.

On August 18, 2003, the Company received the confirmation of JPMorganChase Bank that an amendment was approved to the definition of consolidated current liabilities for purposes of calculating the ratio of current assets to current liabilities under the Term Note, to exclude unearned retainer income from the calculation.

The Company believes it was in compliance with all of its loan agreements, as amended, with JP Morgan Chase as of June 30, 2003.

On April 1, 2003, the Company issued a Promissory Note (the "Note") with a face value of $3,000,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Guideline. Quarterly principal payments of $250,000 are due beginning March 31, 2006. The Note was recorded at its initial relative fair value of $1,868,000. The difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities of the Note, and the resulting effective interest rate is approximately 30%. Related interest expense was $151,000 for the six and three months ended June 30, 2003, of which $51,000 related to the non-cash accretion of the carrying value of the Note. The Company has the right to prepay the Note at any time without premium or penalty. The Note is secured by a security interest in substantially all assets of the Company, and is subject to covenants relating to the conduct of the Company's business including financial covenants related to a defined fixed charge coverage and a defined funded indebtedness to EBITDA ratio. The Company believes it was in compliance with this loan agreement with as of June 30, 2003.

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

FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

In this report, and from time to time, we may make or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. Such statements are necessarily estimates reflecting management's best judgment based on current information. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are usually identified by the use of words or phrases such as "believes," "anticipates," "expects," "estimates," "planned," "outlook," and "goal." Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. In order to comply with the terms of the safe harbor, we note that a variety of risks and uncertainties could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in forward-looking statements. While it is impossible to identify all such factors, the risks and uncertainties that may affect the operations, performance and results of our business include the risks and uncertainties set forth in the section headed "Factors That May Affect Our Future Results" of Part 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and those risks and uncertainties described in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

SUBSEQUENT EVENT

As of July 1, 2003, TTech Acquisition Corp. ("TTech"), a newly-formed subsidiary of the Company purchased from Sopheon Corporation ("Sopheon") assets and assumed certain specified liabilities of Sopheon's Teltech business unit ("Teltech"). Teltech is a provider of custom research and information services, focusing on Research and Development and Engineering Departments of larger corporations.

The consideration for this acquisition consisted of, among other things, the following:

     o    Approximately $3,754,000 paid in cash (including transaction costs)

     o 32,700 unregistered shares of the Company's common stock, which was placed in escrow to secure the indemnification obligations of Sopheon.

     o An amount of up to a maximum of $400,000 may become payable by TTech to Sopheon if certain customer subscription renewal goals, as defined in the Purchase Agreement, are attained.

The acquisition was funded at closing as follows:

     o    The Company's available cash resources

     o A private placement whereby the Company raised $2,350,000 through the issuance of 1,598,685 shares of its common stock and warrants to purchase 799,293 shares of its common stock (the "Private Placement Warrants"). The Private Placement Warrants are exercisable through July 11, 2006, at an exercise price of $1.47 per share, subject to dilution and recapitalization.

     o The receipt of $476,000 (net of financing costs) upon issuance of a promissory note and warrant to purchase 70,000 common shares.

The promissory note has a $500,000 face value, with stated interest at 13.5%, and is due April 1, 2008. The note is secured by a lien and security interest in substantially all of the Company's assets. The warrant to purchase 70,000 shares of the Company's common stock has an exercise price of $.01 per share, and is exercisable through April 1, 2013. Beginning April 1, 2009, and for a period of four years thereafter, the holder of the warrant has the right to cause the Company to use certain defined commercially reasonable efforts to complete a private placement to sell its shares of the Company's common stock issuable upon exercise of this warrant.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change to our exposure to market risk since December 31, 2002.

ITEM 4.
DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

During the quarter ended June 30, 2003, the Company integrated the internal controls of Guideline as a result of its acquisition by the Company on April 1, 2003. The Company's management, including the Chief Executive Officer and Chief Financial Officer, also concluded that Guideline's controls and procedures were effective.

Except as mentioned above, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II.
OTHER INFORMATION

ITEM 2.
CHANGES IN SECURITIES AND USE OF PROCEEDS

At June 30,  2003,  options  to  purchase  325,000  shares of common  stock were granted under the Company's Stock Option Plan, at a price range of $1.15 to $1.16, to various employees and non-employee directors. Furthermore, 333,333 shares of convertible, redeemable preferred stock were issued at a price of $1.50 per share, and a warrant to purchase 675,000 shares of common stock was issued at a price of $.01 per share, in conjunction with the Company's acquisition of Guideline. These were private transactions not involving a public offering that were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. At the time of issuance, the foregoing securities were deemed to be restricted securities for purposes of the Securities Act.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on June 12, 2003. Shareholders voted on three proposals.

The following votes were cast on Proposal #1, for the nominees for election of directors, and all such nominees were elected.

                               FOR          AGAINST         WITHHELD

Martin E. Franklin          8,608,389          0             15,681
David Walke                 8,601,314          0             22,756
Andrew P. Garvin            8,602,664          0             21,406
Marc L. Reisch              8,608,639          0             15,431
Robert J. Sobel             8,609,139          0             14,931
Warren Struhl               8,608,639          0             15,431
Denise Shapiro              8,592,564          0             31,506

The following votes were cast on Proposal #2, on the ratification of the FIND/SVP, Inc. 2003 Stock Incentive Plan.

6,153,298 votes for ratification and approval
67,091 votes against ratification and approval
6,805 votes abstained from voting
2,396,876 votes did not vote

The following votes were cast on Proposal #3, on the ratification of the selection of Deloitte & Touche LLP as independent auditors for the Company for the year ending December 31, 2003.

8,582,872 votes for the ratification and approval
15,089 votes against the ratification and approval
26,109 votes abstained from voting

ITEM 5.
Other Matters

The Company will file a Form 10-K/A to its annual report for the year ended December 31, 2002 in the near future for the matters discussed in Note M. to the accompanying condensed consolidated financial statements for the quarter ended June 30, 2003.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit     Description
-------     -----------


10.1      Letter dated August 18, 2003 from JPMorgan Chase Bank to the Company.*

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

(b) Reports on Form 8-K.

      The Company filed a Form 8-K on April 9, 2003 with respect to the Company's press release announcing its 2002 fourth quarter and year-end results.

      The Company filed a Form 8-K on April 16, 2003 with respect to the acquisition of assets of Guideline Research Corp.

      The Company filed a Form 8-K on May 20, 2003 with respect to the Company's press release announcing its 2003 first quarter results.

      The Company filed a Form 8-K/A on June 16, 2003 which amended the Company's Form 8-K filed on April 16, 2003 with respect to the acquisition of assets of Guideline Research Corp. Included as exhibits to this report were: 99.1 "Guideline Research Corp. and Subsidiaries Consolidated Financial Statements as of January 31, 2002 and 2001 and for the years then ended", 99.2 "Guideline Research Corp. and Subsidiaries Condensed Consolidated Financial Statements as of October 31, 2002 and for the nine months ended October 31, 2002 and 2001", and 99.3 "FIND/SVP, Inc.'s unaudited pro forma combined balance sheet as of December 31, 2002 and unaudited pro forma combined statement of operations for the twelve months ended December 31, 2002 giving effect to the acquisition of Guideline Research Corp., and various other transactions related to financing, all as part of the same agreement".

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FIND/SVP, Inc.
                                            (REGISTRANT)


Date:  August 18, 2003                      /s/ DAVID WALKE
----------------------                      --------------------------------
                                            David Walke
                                            Chief Executive Officer

Date:  August 18, 2003
----------------------                      /s/ PETER M. STONE
                                            --------------------------------
                                            Peter M. Stone
                                            Chief Financial Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)

                                  EXHIBIT INDEX


Number    Exhibit
------    -------


10.1      Letter dated August 18, 2003 from JPMorgan Chase Bank to the Company.

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.