Form 10-K/A
period 2002-12-31
FIND SVP INC
filed 2003-08-25
CIK 801338

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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
                    COMMON STOCK, PAR VALUE $.0001 PER SHARE

       TITLE OF EACH CLASS:          NAME OF
       --------------------          EACH EXCHANGE ON WHICH REGISTERED:   NONE
COMMON STOCK, $.0001 PAR VALUE       ---------------------------------

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

   AS OF AUGUST 19, 2003, THE AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $11,643,979 BASED ON THE AVERAGE BID AND ASK PRICE PER SHARE OF THE COMMON STOCK ON THE OTC BULLETIN BOARD ON AUGUST 19, 2003, OF $1.59 PER SHARE.

   ALL (I) EXECUTIVE OFFICERS AND DIRECTORS OR THE REGISTRANT AND (II) ALL PERSONS FILING A SCHEDULE 13D WITH THE SECURITIES AND EXCHANGE COMMISSION IN RESPECT TO REGISTRANT'S COMMON STOCK WHO HOLD 10% OR MORE OF THE REGISTRANT'S OUTSTANDING COMMON STOCK, HAVE BEEN DEEMED, SOLELY FOR THE PURPOSE OF THE FOREGOING CALCULATION, TO BE "AFFILIATES" OF THE REGISTRANT.

   THERE WERE 13,124,248 SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.0001 PER SHARE, AS OF AUGUST 19, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

   NONE

                                 FIND/SVP, INC.
                              INDEX TO FORM 10-K/A

Items 6, 7, 8, 14, and 15 have been revised to reclassify unearned retainer income and related disclosures affected thereby.

PART II                                                                     PAGE

Item 6.      Selected Financial Data                                           3
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                         4
Item 8.      Financial Statements and Supplementary Data                      19


PART III
Item 14.     Disclosure Controls and Procedures                               20

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K                                                      21


Signatures                                                                    25
Index to Exhibits                                                             26

PART II

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

STATEMENTS OF OPERATIONS

                                                                 Years Ended December 31
                                                                 -----------------------
                                                        (in thousands, except per share amounts)
                                                 2002         2001         2000         1999        1998
                                               --------     --------     --------     --------    --------
Revenues                                       $ 20,828     $ 22,215     $ 23,800     $ 22,738    $ 28,175
Operating (Loss) Income                          (1,007)      (1,148)        (753)         348       1,329

Net (Loss) Income                                (1,124)        (945)        (535)         883         756

Net (Loss) Income  Per Share:
  Basic                                            (.11)        (.12)        (.06)         .12         .11
  Diluted                                          (.11)        (.12)        (.06)         .12         .11

Weighted Average Number of Shares:
  Basic                                          10,139        7,880        7,450        7,121       7,094
  Diluted                                        10,139        7,880        7,450        7,213       7,100

 Cash Dividends Paid Per
    Common Share                                     --           --           --           --          --


BALANCE SHEET DATA

                                                                    As of December 31
                                                                    -----------------
                                                                      (in thousands)
                                                 2002         2001         2000         1999        1998
                                               --------     --------     --------     --------    --------
Working Capital (Current assets
  less current liabilities) (as revised)(1)    $    (43)    $   (401)    $   (484)    $    770    $    652
Total Assets                                      9,538       10,692       11,012       11,443      12,064
Long-Term Notes Payable
  excluding current amounts                       1,200          895        1,685        3,039       3,523
Shareholders' Equity                              3,713        4,490        3,992        3,889       2,988

(1) As revised for the reclassification of unearned retainer income as discussed in Note 18 to the accompanying Consolidated Financial Statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with "Selected Financial Data" as well as our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

      Subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2002, the Company's management determined that unearned retainer income should be reclassified on the balance sheet as a current liability. As a result, this management's discussion and analysis has been revised to reflect this reclassification.

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

      On April 1, 2003, the Company acquired Guideline Research Corp. and its wholly owned subsidiaries ("Guideline") (see RECENT DEVELOPMENTS in Part 1, Item
1. Business, of this report). The Company expects Guideline to immediately contribute to earnings.

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

SEGMENT REPORTING

      The Company operated in two segments during 2002, 2001 and 2000. Segment data, which is useful in understanding results, is as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                         (IN THOUSANDS)
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


                                         (Loss)
                                         income
                                         before
                                        provision             (Loss)     (Loss)
                                        (benefit)             income     income
                             Operating     for      Net        per        per
                               (loss)    income    (loss)     share:     share:
  Quarter ended     Revenues   income     taxes    income     basic     diluted
  -------------      -------   ------    ------    ------    -------    -------
March 31, 2002       $ 5,044   $ (674)   $ (674)   $ (473)   $ (0.05)   $ (0.05)
June 30, 2002          5,226     (239)     (267)     (186)     (0.02)     (0.02)
September 30, 2002     5,209      113        79        55       0.01       0.00
December 31, 2002      5,349     (207)     (600)     (520)     (0.05)     (0.05)

March 31, 2001       $ 6,123   $   78    $   24    $   18    $  0.00    $  0.00
June 30, 2001          5,753     (143)     (191)     (143)     (0.02)     (0.02)
September 30, 2001     5,381     (268)     (323)     (213)     (0.03)     (0.03)
December 31, 2001      4,958     (815)     (855)     (607)     (0.08)     (0.08)


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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company's primary sources of liquidity and capital resources have been cash flow from retainer accounts (including prepaid retainer fees from clients) and borrowings. Cash balances were $968,000 and $1,951,000 at December 31, 2002 and 2001, respectively. The Company's working capital position (current assets, less current liabilities) at December 31, 2002 was $(43,000), as compared to $(401,000) at December 31, 2001. Working capital is reduced by $1,476,000 and $1,753,000 of unearned retainer income as of December 31, 2002 and 2001, respectively. Such amounts reflect amounts billed, but not yet earned.

On August 18, 2003, the Company received the confirmation of JPMorgan Chase Bank that an amendment was approved to the definition of consolidated current liabilities for purposes of calculating the ratio of current assets to current liabilities under the Term Note, to exclude unearned retainer income from the calculation of this ratio.

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

      On April 1, 2003, the Company amended and restated: (i) its term Note with JP Morgan Chase Bank, in the principal amount of $1,500,000 and (ii) its line of credit with JP Morgan Chase Bank in the principal amount of $1,000,000. These amended and restated agreements had the effect of reducing the term Note principal amount from $2,000,000 to $1,500,000, reflecting the current outstanding balance. The final repayment date of the term Note has been moved up from December 31, 2006 to December 31, 2005. As a result, the Company will have a $500,000 balloon payment due at December 31, 2005 instead of making payments of $100,000 each quarter in 2006. In addition, JP Morgan Chase Bank consented to the Company's acquisition of Guideline and the related financing transactions with Petra Mezzanine Fund, L.P. ("Petra"), and amended various financial covenants of both the term Note and line of credit as follows:

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

--------------------------------------------------------------------------------
                                             As of December 31, 2002
                                                 (in thousands)
                                 -----------------------------------------------
                                             Less than      1 - 3        After
                                   Total       1 year       years       3 years
                                 -----------------------------------------------
Notes payable                    $  1,806     $    606     $  1,200     $     --
Long term lease commitments         2,132          853        1,279           --
Deferred compensation                 441           --           --          441
                                 -----------------------------------------------

                                 $  4,379     $  1,459     $  2,479     $    441
                                 ===============================================

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

PART III

ITEM 14.  DISCLOSURE CONTROLS AND PROCEDURES

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

      Since the evaluation of disclosure controls and procedures, there have been no significant changes to the Company's internal controls and procedures, with the exception of the integration of control processes of Guideline into the Company's systems and procedures. Guideline was acquired April 1, 2003. However,
Note 18 to the financial statements discusses the revisions made to the 2002 and 2001 balance sheets to reclassify unearned retainer income as a current liability. We do not expect a significant change in internal control as a result of this revision.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

  (1) Financial Statements:

                                                                        Location
                                                                         In 10-K
                                                                        --------

      Report of independent auditors                                       F-2

      Consolidated balance sheets (as revised) - December 31, 2002
      and 2001                                                             F-3

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

            See Schedule II of this Form 10-K/A.

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

      3.9 Amendment to the By-laws of the Company (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 2002)

      4.1 Specimen of the Company's Common Stock Certificate (incorporated by reference to the Company's Registration Statement on Form S-18 (Reg. No. 33-8634-NY) which became effective with the Securities and Exchange Commission on October 31, 1986)

      10.1 License Agreement, dated October 11, 1971, between the Company and SVP International (incorporated by reference to the Company's Registration Statement on Form S-18 (Reg. No. 33-8634-NY) which became effective with the Securities and Exchange Commission on October 31, 1986)

      10.2 Amendment to License Agreement, dated March 23, 1981, between the Company and SVP International (incorporated by reference to the Company's Registration Statement on Form S-18 (Reg. No. 33-8634-NY) which became effective with the Securities and Exchange Commission on October 31, 1986)

      10.3 Amendment to License Agreement, dated November 21, 2001, between the Company and SVP International (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 2002)

      10.4        Lease, dated March 15, 1995, between Urbicum Associates, L.P.
                  and the Company, related to premises on 4th floor at 641 Avenue of the Americas, New York, NY (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1994)

      10.5 Lease, dated December 15, 1986, between Chelsea Green Associates and the Company, related to premises at 625 Avenue of the Americas, New York, NY (incorporated by reference to the Company's Form 10-K filed for the year ended December 31,
                  1992)

      10.6 The Company's 401(k) and Profit Sharing Plan (incorporated by reference to the Company's Form S-8, filed on March 29, 1996)*

      10.7 The Company's 1996 Stock Option Plan (incorporated by reference to the Company's Definitive Proxy Statement, filed on May 10, 2002)*

      10.8 Collaboration Agreement, dated as of December 19, 1999, by and among Bill Gross' idealab!, the Company, and find.com, Inc. (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1999)

      10.9 $2,000,000 Term Note, dated February 20, 2002, by the Company in favor of JPMorgan Chase Bank (incorporated by reference to the Company's Form 10-K filed for the year ended December 31,
                  2001)

      10.10 $1,000,000 Senior Grid Promissory Note, dated June 18, 2002, by the Company in favor of JPMorgan Chase Bank (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 2002)

      10.11 Stock Purchase Agreement, dated January 15, 1998, between SVP, S.A. and the Company (incorporated by reference to the Company's Form 10-K filed for the year ended December 31,
                  1999)

      10.12 Amended and restated Employment Agreement, dated November 21, 2001, between the Company and Andrew P. Garvin (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 2001)*

      10.13 Amendment No. 1 to Amended and Restated Employment Agreement, dated December 31, 2002, between the Company and Andrew P. Garvin (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 2002)*

      10.14 Employment Agreement, dated November 21, 2001, between the Company and David Walke (incorporated by reference to the Company's Form 10-K filed for the year ended December 31,
                  2001)*

      10.15 Employment Agreement, dated February 6, 2002, between the Company and Martin E. Franklin (incorporated by reference to the Company's Form 10-K filed for the year ended December 31,
                  2001)*

      10.16 Employment Agreement, dated May 13, 2002, between the Company and Peter M. Stone (incorporated by reference to the Company's Form 10-Q filed for the quarter ended June 30, 2002)*

      10.17 Employment Agreement, dated May 13, 2002, between the Company and Daniel S. Fitzgerald (incorporated by reference to the Company's Form 10-Q filed for the quarter ended June 30,
                  2002)*

      10.18 Letter dated August 18, 2003 from JPMorgan Chase Bank to the Company. (incorporated by reference to the Company's Form 10-Q filed for the quarter ended June 30, 2003)

      21 List of Subsidiaries (incorporated by reference to the Company's Form 10-K filed for the year ended December 31,
                  2002)

      23          Consent of Independent Auditors (filed herewith)

      31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

      31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

      32.1 Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

* This exhibit represents a management contract or a compensatory plan.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIND/SVP, INC.
                                        (Registrant)

                                             By:  /s/ DAVID WALKE
                                                  ------------------------------
                                                  David Walke,
                                                  Chief Executive Officer
                                                  August 25, 2003



Pursuant to the requirement(s) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(1)   Principal Executive Officer:

      /s/ DAVID WALKE                         Chief Executive Officer
      ----------------------------------      August 25, 2003
      David Walke

(2)   Principal Financial Officer and Principal Accounting Officer:

      /s/ PETER M. STONE                      Chief Financial Officer
      ----------------------------------      August 25, 2003
      Peter M. Stone

(3)   Board of Directors:

      /s/ ANDREW P. GARVIN                    President and Director
      ----------------------------------      August 25, 2003
      Andrew P. Garvin

      /s/ MARTIN E. FRANKLIN                  Chairman of Board of Directors
      ----------------------------------      August 25, 2003
      Martin E. Franklin

      /s/ MARC L. REISCH                      Director
      ----------------------------------      August 25, 2003
      Marc L. Reisch

      /s/ DENISE L. SHAPIRO                   Director
      ----------------------------------      August 25, 2003
      Denise L. Shapiro

      /s/ ROBERT J. SOBEL                     Director
      ----------------------------------      August 25, 2003
      Robert J. Sobel

      /s/ WARREN STRUHL                       Director
      ----------------------------------      August 25, 2003
      Warren Struhl

                                  EXHIBIT INDEX
                                  -------------

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

      3.9 Amendment to the By-laws of the Company (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 2002)

      4.1 Specimen of the Company's Common Stock Certificate (incorporated by reference to the Company's Registration Statement on Form S-18 (Reg. No. 33-8634-NY) which became effective with the Securities and Exchange Commission on October 31, 1986)

      10.1 License Agreement, dated October 11, 1971, between the Company and SVP International (incorporated by reference to the Company's Registration Statement on Form S-18 (Reg. No. 33-8634-NY) which became effective with the Securities and Exchange Commission on October 31, 1986)

      10.2 Amendment to License Agreement, dated March 23, 1981, between the Company and SVP International (incorporated by reference to the Company's Registration Statement on Form S-18 (Reg. No. 33-8634-NY) which became effective with the Securities and Exchange Commission on October 31, 1986)

      10.3 Amendment to License Agreement, dated November 21, 2001, between the Company and SVP International (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 2002)

      10.4        Lease, dated March 15, 1995, between Urbicum Associates, L.P.
                  and the Company, related to premises on 4th floor at 641 Avenue of the Americas, New York, NY (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1994)

      10.5 Lease, dated December 15, 1986, between Chelsea Green Associates and the Company, related to premises at 625 Avenue of the Americas, New York, NY (incorporated by reference to the Company's Form 10-K filed for the year ended December 31,
                  1992)

      10.6 The Company's 401(k) and Profit Sharing Plan (incorporated by reference to the Company's Form S-8, filed on March 29, 1996)

      10.7 The Company's 1996 Stock Option Plan (incorporated by reference to the Company's Definitive Proxy Statement, filed on May 10, 2002)

      10.8 Collaboration Agreement, dated as of December 19, 1999, by and among Bill Gross' idealab!, the Company, and find.com, Inc. (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1999)

      10.9 $2,000,000 Term Note, dated February 20, 2002, by the Company in favor of JPMorgan Chase Bank (incorporated by reference to the Company's Form 10-K filed for the year ended December 31,
                  2001)

      10.10 $1,000,000 Senior Grid Promissory Note, dated June 18, 2002, by the Company in favor of JPMorgan Chase Bank (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 2002)

      10.11 Stock Purchase Agreement, dated January 15, 1998, between SVP, S.A. and the Company (incorporated by reference to the Company's Form 10-K filed for the year ended December 31,
                  1999)

      10.12 Amended and restated Employment Agreement, dated November 21, 2001, between the Company and Andrew P. Garvin (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 2001)

      10.13 Amendment No. 1 to Amended and Restated Employment Agreement, dated December 31, 2002, between the Company and Andrew P. Garvin (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 2002)

      10.14 Employment Agreement, dated November 21, 2001, between the Company and David Walke (incorporated by reference to the Company's Form 10-K filed for the year ended December 31,
                  2001)

      10.15 Employment Agreement, dated February 6, 2002, between the Company and Martin E. Franklin (incorporated by reference to the Company's Form 10-K filed for the year ended December 31,
                  2001)

      10.16 Employment Agreement, dated May 13, 2002, between the Company and Peter M. Stone (incorporated by reference to the Company's Form 10-Q filed for the quarter ended June 30, 2002)

      10.17 Employment Agreement, dated May 13, 2002, between the Company and Daniel S. Fitzgerald (incorporated by reference to the Company's Form 10-Q filed for the quarter ended June 30, 2002)

      10.18 Letter dated August 18, 2003 from JPMorgan Chase Bank to the Company. (incorporated by reference to the Company's Form 10-Q filed for the quarter ended June 30, 2003)

      21 List of Subsidiaries (incorporated by reference to the Company's Form 10-K filed for the year ended December 31,
                  2002)

      23          Consent of Independent Auditors

      31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certifications Pursuant to 18 U. S. C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                     ITEM 8
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         FIND/SVP, INC. AND SUBSIDIARIES

             Index to Consolidated Financial Statements and Schedule

                                                                            PAGE

Independent Auditors' Report                                                F-2

Consolidated Balance Sheets (as revised) as of December 31, 2002
  and 2001                                                                  F-3

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

As discussed in Note 18, the accompanying balance sheets have been revised to reflect the classification of unearned retainer income as a current liability.


Deloitte & Touche LLP

Stamford, Connecticut
April 4, 2003
(August 18, 2003 as to Note 18)

                         FIND/SVP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   December 31
                 (in thousands, except share and per share data)

                         ASSETS                            2002        2001
                                                       (as revised, See Note 18)

Current assets:
  Cash and cash equivalents                              $    968     $  1,951
  Accounts receivable, less allowance for
    doubtful accounts of $150 and $126 in
    2002 and 2001, respectively                             1,953        1,415
  Note receivable                                              --          138
  Deferred tax assets                                         272          194
  Prepaid expenses and other current assets                   948          828
                                                         --------     --------

      Total current assets                                  4,141        4,526

  Equipment, software development and
    leasehold improvements, at cost, less
    accumulated depreciation and amortization               2,334        2,892

Other assets:
  Deferred tax assets                                       1,324        1,063
  Rental asset                                                575          580
  Cash surrender value of life insurance                      418          747
  Non-marketable equity securities                            185          500
  Other assets                                                561          384
                                                         --------     --------

                                                         $  9,538     $ 10,692
                                                         ========     ========

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of notes payable                    $    606     $    924
  Trade accounts payable                                      353          469
  Accrued expenses and other                                1,749        1,781
  Unearned retainer income                                  1,476        1,753
                                                         --------     --------

      Total current liabilities                             4,184        4,927
                                                         --------     --------


Notes payable                                               1,200          895
Deferred compensation                                         441          380

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

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                             Years ended December 31
                      (in thousands, except share amounts)


                                                     Common Stock       Capital in                  Total
                                                ----------------------   excess of  Accumulated  shareholders'
                                                  Shares       Amount    par value    deficit       equity
                                                ----------    --------  ----------  -----------  ------------
Balance at January 1, 2000                       7,136,919    $      1    $  4,904    $ (1,016)    $  3,889

Net loss                                                --          --          --        (535)        (535)

Exercise of stock options and warrants             319,024          --         638          --          638

Common stock issued in exchange for warrants       150,000          --          --          --           --
                                                ----------    --------    --------    --------     --------

Balance at December 31, 2000                     7,605,943           1       5,542      (1,551)       3,992

Net loss                                                --          --          --        (945)        (945)

Common stock issued                              2,437,500          --       1,443          --        1,443
                                                ----------    --------    --------    --------     --------

Balance at December 31, 2001                    10,043,443           1       6,985      (2,496)       4,490

Net loss                                                --          --          --      (1,124)      (1,124)

Exercise of stock options and warrants             108,159          --          49          --           49

Common stock issued                                 62,500          --          50          --           50

Stock-based compensation                                --          --         248          --          248
                                                ----------    --------    --------    --------     --------

Balance at December 31, 2002                    10,214,102    $      1    $  7,332    $ (3,620)    $  3,713
                                                ==========    ========    ========    ========     ========


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

          Due to the net loss, options and warrants to purchase 3,320,522, 3,460,472 and 1,847,872 common shares during the years ended December 31, 2002, 2001 and 2000, respectively, were antidilutive and were therefore excluded from the computation of diluted earnings per share.

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

          STOCK BASED EMPLOYEE COMPENSATION COSTS

          The Company applies Accounting Principles Board Opinion No. 25 when accounting for stock options, and no compensation cost is recognized for grants made to employees or directors when the grant price is greater than or equal to the market price of a common share on the date of grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, the Company's net income (loss) would have been reduced (increased) to the pro forma amounts indicated below:

--------------------------------------------------------------------------------

                                              2002          2001        2000
Net loss, as reported                     $(1,124,000)  $  (945,000)  $(535,000)

Add: Stock based employee compensation
expense included in reported net loss,
net of tax related effects                    174,000            --          --

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects
                                             (296,000)     (299,000)   (222,000)
                                          -----------   -----------   ---------

Pro forma net loss                        $(1,246,000)  $(1,244,000)  $(757,000)
                                          ===========   ===========   =========

Loss per share:
Basic and Diluted
   As reported                            $     (0.11)  $     (0.12)  $   (0.06)
                                          ===========   ===========   =========
   Pro forma                              $     (0.12)  $     (0.16)  $   (0.10)
                                          ===========   ===========   =========

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
                                                      ===========    ===========

--------------------------------------------------------------------------------

          Depreciation expense amounted to approximately $848,000, $970,000, and $969,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

(4)  OTHER ASSETS

          At December 31, 2002 and 2001, other assets consist of the following:

--------------------------------------------------------------------------------

                                                        2002              2001
Deferred charges                                      $278,000          $160,000
Security deposits                                      132,000           132,000
Goodwill, net                                           75,000            75,000
Employee loan receivable                                50,000                --
Deferred financing fees, net                            26,000            17,000
                                                      --------          --------
                                                      $561,000          $384,000
                                                      ========          ========

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

YEAR ENDING DECEMBER 31                                         OPERATING LEASES
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
                                                                   ==========

--------------------------------------------------------------------------------

(6)  NOTES PAYABLE

          Notes payable as of December 31, 2002 and 2001 consist of the following:

--------------------------------------------------------------------------------

                                                           2002          2001
Bank borrowings under term note                         $1,600,000    $1,100,000

Bank borrowings under line of credit                       176,000       200,000

Borrowings under debt agreements with investors:
   $475,000 Series A Senior Subordinated
      Note - SVP, S.A., net of unamortized
      discount of $1,000 as of December 31,
      2001, due August 25, 2002                                 --       474,000
Note payable to landlord, due 2003                          30,000        45,000
                                                        ----------    ----------
         Total notes payable                             1,806,000     1,819,000
   Less current installments                               606,000       924,000
                                                        ----------    ----------
         Notes payable, excluding current
            installments                                $1,200,000    $  895,000
                                                        ==========    ==========

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

          The aggregate principal maturities of notes payable for the next five years, including full amortization of discounts, are as follows:

--------------------------------------------------------------------------------

YEAR ENDING DECEMBER 31,
     2003                                                             $  606,000
     2004                                                                400,000
     2005                                                                800,000
     Thereafter                                                               --
                                                                      ----------
                                                                      $1,806,000
                                                                      ==========

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

         Activity under the stock option plans is summarized as follows:

--------------------------------------------------------------------------------
                                                                       WEIGHTED
                                          AVAILABLE                     AVERAGE
                                             FOR          OPTIONS      EXERCISE
                                            GRANT         GRANTED        PRICE
                                          ----------    ----------    ----------

January 1, 2000                              486,300       875,900         $1.12

Additional authorized                        500,000            --            --

Granted                                     (772,500)      772,500          2.15
Exercised                                         --       (80,910)         1.68
Cancelled                                    291,840      (291,840)         1.14
No longer available under 1986 Plan          (30,140)           --            --
                                          ----------    ----------    ----------

December 31, 2000                            475,500     1,275,650          1.74

Additional authorized                      1,850,000            --            --
Granted                                   (1,872,050)    1,872,050          0.49
Exercised                                         --            --
Cancelled                                    259,450      (259,450)         1.84
No longer available under the 1986 Plan     (166,200)           --            --
                                          ----------    ----------    ----------

December 31, 2001                            546,700     2,888,250          0.92
Granted                                     (353,000)      353,000          1.10
Exercised                                         --      (142,850)         0.76
Cancelled                                    350,100      (350,100)         1.99
                                          ----------    ----------    ----------

December 31, 2002                            543,800     2,748,300         $0.82
                                          ==========    ==========    ==========

Exercisable at December 31, 2002                         1,351,724         $0.92
                                                        ==========    ==========

Exercisable at December 31, 2001                           863,779         $1.25
                                                        ==========    ==========

Exercisable at December 31, 2000                           435,550         $1.56
                                                        ==========    ==========

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

(9)  INCOME TAXES

          The provision (benefit) for income taxes consists of the following:

--------------------------------------------------------------------------------

                                           2002           2001           2000
Current:
     Federal                            $      --      $      --      $      --

     State and local                           --             --             --
                                        ---------------------------------------
                                               --             --             --
Deferred:
     Federal                             (455,000)      (348,000)      (267,000)
     State and local                     (127,000)       (52,000)       (65,000)
                                        ---------------------------------------
                                         (582,000)      (400,000)      (332,000)
                                        ---------------------------------------
Change in valuation allowance             243,000             --             --
                                        ---------------------------------------
                                         (339,000)      (400,000)      (332,000)
                                        ---------------------------------------
                                        $(339,000)     $(400,000)     $(332,000)
                                        =======================================

--------------------------------------------------------------------------------

          In 2002, a valuation  allowance  was  provided  for certain  state and local carryforward tax operating loss assets, as the Company determined that it was no longer more likely than not that such assets would be realized during the carryforward period. It is reasonably possible that future valuation allowances will need to be recorded if the Company is unable to generate sufficient future taxable income to realize such deferred tax assets during the carryforward period. Income tax (benefit) expense differs from the amount computed by multiplying the statutory rate of 34% to income before income taxes due to the following:

--------------------------------------------------------------------------------

                                               2002         2001         2000
Income tax (benefit) expense at
  statutory rate                            $(494,000)   $(457,000)   $(295,000)
Increase (reduction) in income
  taxes  resulting from:
    Change in valuation allowance             243,000           --           --
    State and local (benefit) taxes,
      net of federal income tax benefit      (127,000)     (52,000)     (66,000)
    Taxable (nontaxable) income
      resulting from decrease (increase)
      in cash surrender value of life
      insurance
                                                   --           --      (24,000)
    Nondeductible expenses                     22,000       66,000       25,000
    Other                                      17,000       43,000       28,000
                                            -----------------------------------
                                            $(339,000)   $(400,000)   $(332,000)
                                            ===================================

--------------------------------------------------------------------------------

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets, net of deferred tax liabilities at December 31, 2002 and 2001 are presented below:

--------------------------------------------------------------------------------

                                                        2002            2001
Deferred tax assets:
   Federal tax loss carryforwards                   $    653,000    $    445,000
   State and local tax loss carryforwards                402,000         348,000
   Deferred compensation                                 184,000         159,000
   Royalty expenses                                      179,000         141,000
   Depreciation and amortization                         139,000         136,000
   Stock compensation expense                            104,000              --
   Write-down of non-marketable equity securities        132,000              --
   Other, net                                             46,000          28,000
                                                    ----------------------------
   Deferred tax asset                                  1,839,000       1,257,000
   Valuation allowance                                  (243,000)             --
                                                    ----------------------------
   Net deferred tax asset                           $  1,596,000    $  1,257,000
                                                    ============================

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

          DEFERRED COMPENSATION

          The Company has deferred compensation agreements with two individuals, with benefits commencing upon retirement, death or disability. Deferred compensation is a discounted obligation. In 2002, the expense was determined using a discount rate of 6.5%. In 2001 and 2000, a discount rate of 8.5% was used. Deferred compensation expense under these agreements was approximately $61,000 in 2002 and $56,000 in both 2001 and 2000.

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

(11) SUPPLEMENTAL CASH FLOW INFORMATION

          Cash paid for interest and income taxes during the years ended December 31, 2002, 2001 and 2000 was as follows:

--------------------------------------------------------------------------------

                                           2002           2001           2000
Interest                                $  217,000     $  236,000     $  235,000
                                        ========================================
Income taxes                            $    6,000     $   12,000     $   10,000
                                        ========================================

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

(12) ACCRUED EXPENSES

          Accrued expenses at December 31, 2002 and 2001 consisted of the following:

--------------------------------------------------------------------------------

                                                         2002           2001
Accrued bonuses and employee benefits                $    538,000   $    554,000
Accrued expenses incurred on behalf of clients             27,000         27,000
Accrued SVP royalty                                       954,000        854,000
Other accrued expenses                                    230,000        346,000
                                                     ---------------------------
                                                     $  1,749,000   $  1,781,000
                                                     ===========================

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

--------------------------------------------------------------------------------
in thousands)                                      Years Ended December 31,
                                                   2002       2001       2000
Revenues
  QCS, including LAD                             $ 18,624   $ 19,414   $ 19,930
  SCRG                                              2,204      2,801      3,870
                                                 ------------------------------
    Total revenues                               $ 20,828   $ 22,215   $ 23,800
                                                 ==============================

Operating (loss) income
  QCS, including LAD                             $  4,127   $  4,429   $  4,545
  SCRG                                                (99)      (314)       (58)
                                                 ------------------------------
    Segment operating (loss) income                 4,028      4,115      4,487
  Corporate and other (1)                          (5,035)    (5,263)    (5,240)
                                                 ------------------------------
      Operating loss                             $ (1,007)  $ (1,148)  $   (753)
                                                 ==============================

Depreciation and amortization
  QCS, including LAD                             $    460   $    539   $    583
  SCRG                                                 59         66         68
                                                 ------------------------------
    Total segment depreciation and amortization       519        605        651
  Corporate and other                                 420        482        459
                                                 ------------------------------
    Total depreciation and amortization          $    939   $  1,087   $  1,110
                                                 ==============================

Total Assets
  QCS, including LAD                             $  3,161   $  2,871
  SCRG                                                467        315
                                                 -------------------
    Total segment assets                            3,628      3,186
  Corporate and other                               5,910      7,506
                                                 -------------------
    Total assets                                 $  9,538   $ 10,692
                                                 ===================

Capital Expenditures
  QCS, including LAD                             $    134   $    119   $    160
  SCRG                                                  3          5         30
                                                 ------------------------------
    Total segment capital expenditures                137        124        190
Corporate and other                                   320        180        380
                                                 ------------------------------
      Total capital expenditures                 $    457   $    304   $    570
                                                 ==============================

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

(18) BALANCE SHEET RECLASSIFICATION

          Subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2002, the Company's management determined that unearned retainer income should be reclassified on the balance sheet as a current liability. As a result, the accompanying balance sheets as of December 31, 2002 and 2001, have been revised to reflect this reclassification. On August 18, 2003, the Company received the confirmation of JPMorgan Chase Bank that an amendment was approved to the definition of consolidated current liabilities for purposes of calculating the ratio of current assets to current liabilities under the Term Note, to exclude unearned retainer income from the calculation of this ratio. The effect on the December 31, 2002 and 2001 balance sheets was as follows:

                                              DECEMBER 31, 2002           DECEMBER 31, 2001

                                              As                          As
                                          previously                  previously
                                           reported     As revised     reported     As revised
                                          ----------    ----------    ----------    ----------
Unearned retainer income (current)        $       --    $1,476,000    $       --    $1,753,000

Current Liabilities                       $2,708,000    $4,184,000    $3,174,000    $4,927,000

Unearned retainer income (non-current)
                                          $1,476,000    $       --    $1,753,000    $       --

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

                                                                     Schedule II
                                                                     -----------

                         FIND/SVP, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years ended December 31, 2002, 2001 and 2000
                            (in thousands of dollars)



                                      Balance at   Additions             Balance
                                      beginning   charged to    Deduc-    at end
           CLASSIFICATION              of year     earnings    tions(1)  of year
                                      ----------  ----------   -------   -------

Year ended December 31, 2002:
    Allowance for doubtful accounts     $ 126        $ 128      $ 104      $ 150
                                        =====        =====      =====      =====

Year ended December 31, 2001:
    Allowance for doubtful accounts     $ 101        $ 454      $ 429      $ 126
                                        =====        =====      =====      =====

Year ended December 31, 2000:
    Allowance for doubtful accounts     $ 101        $ 217      $ 217      $ 101
                                        =====        =====      =====      =====

Note:    (1)  Amounts written off, net of recoveries.