Form 10-Q
period 2003-09-30
FIND SVP INC
filed 2003-11-13
CIK 801338

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD_____________ TO _____________

                     --------------------------------------

                           Commission file no.0-15152
                                              -------

                                 FIND/SVP, INC.
        -----------------------------------------------------------------
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

                     YES     X                  NO
                        -----------               -----------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                     YES                        NO     X
                        -----------               -----------



Number of shares of Common Stock, $.0001 par value per share outstanding at November 5, 2003: 13,198,982

FIND/SVP, INC. AND SUBSIDIARIES
                                      Index


                                                                            Page
PART I. FINANCIAL INFORMATION

  ITEM 1. Financial Statements (unaudited)
      Condensed Consolidated Balance Sheets                                   3
         September 30, 2003 and December 31, 2002

      Condensed Consolidated Statements of Operations                         4
          Nine Months Ended September 30, 2003 and 2002

      Condensed Consolidated Statements of Operations                         5
           Three Months Ended September 30, 2003 and 2002

      Condensed Consolidated Statements of Cash Flows                         6
          Nine Months Ended September 30, 2003 and 2002

      Notes to Condensed Consolidated Financial Statements                    7

  ITEM 2. Management's Discussion and Analysis of Financial Condition and    19
              Results of Operations

  ITEM 3. Quantitative and Qualitative Disclosures about Market Risk         28

  ITEM 4. Controls and Procedures                                            28

PART II. OTHER INFORMATION

  ITEM 2. Changes in Securities and Use of Proceeds                          29

  ITEM 5. Other Information                                                  29

  ITEM 6. Exhibits and Reports on Form 8-K                                   29

SIGNATURES                                                                   31

INDEX TO EXHIBITS                                                            32

PART I.
FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

                         FIND/SVP, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                  (unaudited)
                (in thousands, except share and per share data)

                                                                            September 30,  December 31,
                                                                                2003          2002
                                                                            -------------  ------------
                                 ASSETS


Current assets:
    Cash and cash equivalents                                                 $  1,368      $    968
    Accounts receivable, net                                                     5,501         1,953
    Deferred tax assets                                                            312           272
    Prepaid expenses and other current assets                                      977           948
                                                                              --------      --------
                  Total current assets                                           8,158         4,141

Equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $9,295 in 2003 and
    $8,626 in 2002                                                               2,355         2,334

Other assets:

    Goodwill, net                                                               10,229            75
    Deferred tax assets                                                          1,143         1,324
    Rental asset                                                                   428           575
    Cash surrender value of life insurance                                         241           418
    Non-marketable equity securities                                               185           185
    Other assets                                                                   726           486
                                                                              --------      --------
                                                                              $ 23,465      $  9,538
                                                                              ========      ========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of notes payable                                       $    827      $    606
    Trade accounts payable                                                       2,549           353
    Accrued expenses and other                                                   3,203         1,749
    Unearned retainer income                                                     4,231         1,476
                                                                              --------      --------

                  Total current liabilities                                     10,810         4,184
                                                                              --------      --------


Notes payable                                                                    3,189         1,200
Deferred compensation and other liabilities                                        354           441

Commitments and contingencies

Redeemable, convertible, Preferred stock, $.0001 par value
  Authorized 2,000,000 shares; issued and outstanding 333,333
  at September 30, 2003 and zero at December 31, 2002                              520            --

Redeemable common stock, $.0001 par value, issued and
  outstanding 571,237 at September 30, 2003 and zero at December 31, 2002          997            --
Shareholders' equity:
    Common stock, $.0001 par value.  Authorized 100,000,000 shares;
       issued and outstanding 13,230,502 at September 30, 2003 and
       10,214,102 at December 31, 2002                                               2             1
    Capital in excess of par value                                              10,933         7,332
    Accumulated deficit                                                         (3,340)       (3,620)
                                                                              --------      --------
                  Total shareholders' equity                                     7,595         3,713
                                                                              --------      --------
                                                                              $ 23,465      $  9,538
                                                                              ========      ========




See accompanying notes to condensed consolidated financial statements

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                         Nine months ended September 30
                 (in thousands, except share and per share data)


                                                                                      2003             2002
                                                                                      ----             ----

Revenues                                                                          $      21,333    $      15,479
                                                                                  -------------    -------------

Operating expenses:
    Direct costs                                                                         11,358            7,698
    Selling, general and administrative expenses                                          9,164            8,582
                                                                                  -------------    -------------

       Operating income (loss)                                                              811             (801)

Other income                                                                                 93               56

Interest expense                                                                           (424)            (118)
                                                                                  -------------    -------------

       Income (loss) before (provision) benefit for income taxes                            480             (863)

(Provision) benefit for income taxes                                                       (200)             258
                                                                                  -------------    -------------

       Net income (loss)                                                                    280             (605)

       Less: Preferred dividends                                                            (20)              --

       Less: Accretion on redeemable common shares                                         (270)              --
                                                                                  -------------    -------------

       Net loss attributable to common shareholders                               $         (10)   $        (605)
                                                                                  =============    =============


Loss per common share:
       Basic and diluted                                                          $        0.00    $      (0.06)
                                                                                  =============    =============

Weighted average number of common shares:
       Basic and diluted                                                             11,324,055       10,132,731
                                                                                  =============    =============




See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                         Three months ended September 30
                 (in thousands, except share and per share data)


                                                                                      2003             2002
                                                                                      ----             ----

Revenues                                                                          $       9,168    $       5,209
                                                                                  -------------    -------------

Operating expenses:
    Direct costs                                                                          5,077            2,491
    Selling, general and administrative expenses                                          3,320            2,605
                                                                                  -------------    -------------

       Operating income                                                                     771              113

Other income                                                                                  1                8

Interest expense                                                                           (207)             (42)
                                                                                  -------------    -------------

       Income before provision for income taxes                                             565               79

Provision for income taxes                                                                 (226)             (24)
                                                                                  -------------    -------------

       Net income                                                                           339               55

       Less: Preferred dividends                                                            (20)              --
       Less: Accretion on redeemable common shares                                         (123)              --
                                                                                  -------------    -------------

       Net income attributable to common shareholders                             $         196    $          55
                                                                                  =============    =============


Earnings per common share:
       Basic                                                                      $        0.02    $        0.01
                                                                                  =============    =============

       Diluted                                                                    $        0.01    $        0.00
                                                                                  =============    =============

Weighted average number of common shares:
       Basic                                                                         12,934,120       10,200,680
                                                                                  =============    =============
       Diluted                                                                       15,048,190       11,583,601
                                                                                  =============    =============




See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                         Nine months ended September 30
                                 (in thousands)

                                                                                        2003            2002
                                                                                        ----            ----


Net cash provided by (used in) operating activities                                 $     1,488      $    (1,923)
                                                                                    -----------      -----------

Cash flows from investing activities:
       Purchase of Guideline Research Corp., including transaction costs,
          and net of cash acquired                                                       (3,942)              --
       Purchase of Teltech, including transaction costs                                  (3,071)
       Capital expenditures                                                                (316)            (264)
       Repayment of note receivable                                                          --               28
                                                                                    -----------      -----------

                    Net cash used in investing activities                                (7,329)            (236)
                                                                                    -----------      -----------

Cash flows from financing activities:
       Principal borrowings under notes payable, net of closing costs                     2,536            3,030
       Principal payments under notes payable                                              (335)          (2,075)
       Issuance of preferred stock                                                          693               --
       Issuance of warrant                                                                  838               --
       Issuance of common stock                                                           2,376
       Proceeds from exercise of stock options                                              133               82
                                                                                    -----------      -----------


                    Net cash provided by financing activities                             6,241            1,037
                                                                                    -----------      -----------

Net increase (decrease) in cash and cash equivalents                                        400           (1,122)
Cash and cash equivalents at beginning of period                                            968            1,951
                                                                                    -----------      -----------

Cash and cash equivalents at end of period                                          $     1,368      $       829
                                                                                    ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid                                                                       $       113      $       105
                                                                                    ===========      ===========
Taxes paid                                                                          $        --      $         1
                                                                                    ===========      ===========





See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

A. MANAGEMENT'S STATEMENT

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position at September 30, 2003, the results of operations for the nine and three month periods ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. All such adjustments are of a normal and recurring nature. Operating results for the nine and three month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

FIND/SVP, Inc. and its subsidiaries (the "Company") have reclassified certain prior year balances to conform with the current year presentation. References in this report to "we," "us," or "our" refer to FIND/SVP, Inc. and its subsidiaries.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company's 2002 Annual Report on Form 10-K/A.

B. REVENUE RECOGNITION

Revenues from retainer arrangements that are based on a fixed fee are recognized ratably over the contractual period. Revenues from retainer arrangements that are based on a unit of service are recognized as units of service are performed. Revenues from projects are recognized in proportion to the level of service performed in relation to the project's estimated total level of service to be completed. Revenues from publications are recognized on a subscription basis as issues are delivered. Revenues include certain out-of-pocket and other expenses billed to clients.

C. EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by a diluted weighted average number of common shares outstanding. Diluted earnings (loss) per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless they are anti-dilutive.

The table below sets forth the number of common shares used in computing basic and diluted earnings (loss) per share.

---------------------------------------------------------------------------------------------------------------

                                                      Nine months ended                 Three months ended
                                                         September 30,                     September 30,
                                                     2003             2002             2003             2002
                                               ----------------------------------------------------------------

Basic number of common shares                     11,324,055       10,132,731       12,934,120       10,200,680
                                               ================================================================

Effect of dilutive securities:

Warrants                                                  --               --          986,681          138,685
Convertible preferred stock                               --               --           13,892               --
Stock options                                             --               --        1,113,497        1,244,236
                                               ----------------------------------------------------------------

Diluted number of common shares                   11,324,055       10,132,731       15,048,190       11,583,601
                                               ================================================================

---------------------------------------------------------------------------------------------------------------

Warrants to purchase 150,000 shares of common stock at $2.25 per share were outstanding during the three months ended September 30, 2003 and 2002, and options to purchase 149,000 shares of common stock at prices ranging from $2.22 to $3.69 per share, and options to purchase 222,250 shares of common stock at prices ranging from $1.22 to $3.69 per share were outstanding during the three months ended September 30, 2003 and 2002, respectively, but were not included in the computation of diluted EPS because the warrants' and options' exercise price was greater than the average market price of the common shares. Warrants, convertible preferred shares, and options to purchase 5,054,481 and 3,417,622 shares of common stock were outstanding during the nine months ended September 30, 2003 and 2002, respectively, but were not included in the computation of diluted EPS because the Company had a net loss attributable to common shareholders during these periods.

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

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, the Company's net loss would have been increased to the pro forma amounts indicated below:


---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        THREE
                                                        NINE MONTHS         NINE MONTHS         THREE MONTHS            MONTHS
                                                           ENDED               ENDED               ENDED                ENDED
                                                         SEPTEMBER           SEPTEMBER          SEPTEMBER 30,          SEPTEMBER
                                                         30, 2003            30, 2002               2003               30,  2002

Net income (loss) attributable to common
shareholders, as reported                               $   (10,000)        $  (605,000)         $   196,000          $   55,000

Add: Stock based employee compensation
expense included in reported net loss, net
of tax related effects
                                                             77,000             140,000               29,000              47,000

Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects
                                                           (321,000)           (367,000)            (107,000)           (122,000)
                                                 --------------------------------------------------------------------------------

Pro forma net income (loss) attributable to
common shareholders                                     $  (254,000)        $  (832,000)         $   118,000         $   (20,000)
                                                 ================================================================================

Earnings (loss) per share:
   As reported
      Basic                                             $      0.00         $     (0.06)         $      0.02         $      0.01
                                                        ============        ============         ===========         ============
      Diluted                                           $      0.00         $     (0.06)         $      0.01         $      0.00
                                                        ============        ============         ===========         ============
   Pro forma
      Basic                                             $     (0.02)        $     (0.08)         $      0.01         $      0.00
                                                        ============        ============         ===========         ============
      Diluted                                           $     (0.02)        $     (0.08)         $      0.01         $      0.00
                                                        ============        ============         ===========         ============

---------------------------------------------------------------------------------------------------------------------------------

Such amounts were determined using the Black-Scholes option pricing model with the following weighted-average assumptions: 2003 - expected dividend yield of 0%, risk-free interest rate of 3.24%, volatility of 109% and an expected life of 5 years; 2002 - expected dividend yield of 0%, risk-free interest rate of 6%, volatility of 111% and an expected life of 5 years.

D. INVESTMENTS

PARTNERSHIP INTEREST

The Company has a 9.1% interest in a limited partnership, and in March 2003, received an $87,000 distribution. This is the first distribution that the Company has received from this partnership interest, and the distribution was recognized as other income during the nine months ended September 30, 2003.

E. DEBT

As of September 30, 2003, there was $1,300,000 outstanding on a term note with JP Morgan Chase Bank (the "Term Note"), of which $400,000 is classified as current. Interest expense related to the Term Note amounted to $62,000 for the
nine  months  ended   September  30,  2003.  The  Term  Note  contains
certain restrictions on the conduct of our business, including, among other things, restrictions, generally, on incurring debt, making investments, creating or suffering liens, tangible net worth, current ratio, cash flow coverage, or completing mergers.

The Company maintains a $1,000,000 line of credit with JP Morgan Chase Bank (the "Line of Credit"). As of September 30, 2003, $427,000 remains outstanding. The Line of Credit contains certain restrictions on the conduct of our business, including, among other things, restrictions, generally, on incurring debt, and creating or suffering liens.

The Company's Term Note and Line of Credit are secured by a general security interest in substantially all of the Company's assets.

On April 1, 2003, the Company amended and restated the Term Note and Line of Credit with JP Morgan Chase Bank. These amended and restated agreements had the effect of reducing the Term Note principal amount from $2,000,000 to $1,500,000, and moving up the final repayment date of the Term Note from December 31, 2006 to December 31, 2005. As a result, the Company will have a $500,000 balloon payment due at December 31, 2005 instead of making payments of $100,000 each quarter in 2006. In addition, JP Morgan Chase Bank consented to the Company's acquisition of Guideline Research Corp. ("Guideline") and the related financing transactions with Petra Mezzanine Fund, L.P. ("Petra"), and amended various financial covenants of both the Term Note and Line of Credit as follows:

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

On November 13, 2003, the Company obtained an amendment and waiver to the Term Note ("Amendment No. 2") from JPMorgan Chase. Amendment No. 2 amended the debt covenant regarding tangible net worth plus subordinated debt of both the Term Note and Line of Credit by replacing the previous consolidated tangible net worth plus subordinated debt covenant of $3,300,000 with a consolidated tangible net worth plus subordinated debt covenant of $2,300,000.

Furthermore, on November 13, 2003, the covenant to compute the ratio of current assets to current liabilities under the Term Note and Line of Credit was waived as of September 30, 2003.

On August 18, 2003, the Term Note was amended to change the definition of consolidated current liabilities for purposes of calculating the ratio of current assets to current liabilities under the Term Note, to exclude unearned retainer income from the calculation.

The Company believes it is in compliance with all of its loan agreements, as amended, with JP Morgan Chase as of September 30, 2003.

On April 1, 2003, the Company issued a Promissory Note (the "Note") with a face value of $3,000,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Guideline. Quarterly principal payments of $250,000 are due beginning March 31, 2006. The Note was recorded at its initial relative fair value of $1,868,000. The difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities of the Note, and the resulting effective interest rate is approximately 30%. Related interest expense was $307,000 and $156,000 for the nine and three month periods ended September 30, 2003, respectively, of which $106,000 and $55,000 related to the non-cash accretion of the carrying value of the Note for the nine and three month periods ended September 30, 2003, respectively. The Company has the right to prepay the Note at any time without premium or penalty. The Note is secured by a security interest in substantially all assets of the Company, and is subject to covenants relating to the conduct of the Company's business including financial covenants related to a defined fixed charge coverage and a defined funded indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") ratio. The Company believes it was in compliance with this loan agreement as of September 30, 2003.

On July 1, 2003, the Company issued a Second Promissory Note (the "Second Note") with a face value of $500,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Teltech, the business unit of Sopheon Corporation ("Teltech"). Quarterly principal payments of $42,000 are due beginning March 31, 2006. The Second Note was recorded at its initial relative fair value of $320,000. The difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities of the Second Note, and the resulting effective interest rate is approximately 30%. Related interest expense was $26,000 for the nine and three-month periods ended September 30, 2003, of which $9,000 related to the non-cash accretion of the carrying value of the Second Note for the nine and three-month periods ended September 30, 2003. The Company has the right to prepay the Second Note at any time without premium or penalty. The Second Note is secured by a security interest in substantially all assets of the Company, and is subject to covenants relating to the conduct of the Company's business including financial covenants related to a defined fixed charge coverage and a defined funded indebtedness to EBITDA ratio. The Company believes it was in compliance with this loan agreement as of September 30, 2003.

F. INCOME TAXES

The $200,000 income tax provision for the nine months ended September 30, 2003 represents 42% of the income before provision for income taxes. The $226,000 income tax provision for the three months ended September 30, 2003 represents 40% of the income before provision for income taxes. The $258,000 income tax benefit for the nine months ended September 30, 2002 and $24,000 income tax provision for the three months ended September 30, 2002, represent 30% of the income/loss before provision/benefit for income taxes. The difference between these rates and the statutory rate primarily relates to expenses that are not deductible for income tax purposes.

Of the net deferred tax asset, $312,000 and $272,000 are classified as current as of September 30, 2003 and December 31, 2002, respectively.

G. NEW ACCOUNTING PRINCIPLES

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

This Statement became effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. The adoption of this Statement is not expected to have a material impact on the Company's consolidated results of operations or financial position.

H. STOCK OPTIONS

During the nine month period ended September 30, 2003, options to purchase 621,000 shares of common stock were granted under the Company's Stock Option Plans, at prices ranging from $1.15 to $1.55, a substantial portion of which were one-time issuances to Guideline and Teltech employees in connection with the Company's acquisitions of Guideline and Teltech.

During the nine month period ended September 30, 2002, options to purchase 321,750 shares of common stock were granted under the Company's Stock Option Plan, at prices ranging from $0.83 to $1.50.

Stock options were granted in November 2001 for future services to be rendered to the Company by the Chief Executive Officer ("CEO"), the Chairman and a consultant. In 2003, the Company's Board approved the acceleration of the vesting of 117,000 and 105,000 options granted to the CEO and Chairman, respectively. This action was taken to generate additional funds at the time of the Company's acquisition of Teltech. Compensation expense related to such grants is amortized over the vesting period of the options and was $110,000 and $200,000 and $41,000 and $68,000 for the nine and three-month periods ended September 30, 2003 and 2002, respectively.

At the Company's Annual Meeting of Shareholders, held on June 12, 2003, shareholders ratified and approved the FIND/SVP, Inc. 2003 Stock Incentive Plan (the "2003 Incentive Plan"), which was adopted by the Company's Board of Directors on April 30, 2003. The 2003 Incentive Plan authorizes the issuance of up to 1,500,000 shares of the Company's Common Stock upon the exercise of stock options or in connection with the issuance of restricted stock and stock bonuses. Options granted under the Company's other equity plans remain outstanding according to their terms. During the nine month period ended September 30, 2003, options to purchase 77,500 shares of common stock were granted under the 2003 Incentive Plan, at prices ranging from $1.47 to $1.55.

I. SEGMENT REPORTING

The Company manages its consulting and business advisory services in the following four business segments: Quick Consulting ("QCS"), Strategic Consulting ("SCRG"), Guideline Research ("Guideline") and Teltech. The Company operates primarily in the United States. Guideline was added as a segment as a result of its acquisition by the Company on April 1, 2003. Teltech was added as a segment as a result of its acquisition by the Company on July 1, 2003. See footnote N "Acquisitions" for a more detailed description of these acquisitions. References to "Corporate" and "Other" in our financial statements refer to the portion of assets and activities that are not allocated to a segment. Prior year segment amounts have been revised as a result of a realignment of certain activities, including the association of certain QCS expenses with Corporate and Other.

----------------------------------------------------------------------------------------------------
(in thousands)                          NINE MONTHS ENDED                   THREE MONTHS ENDED
                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                   -----------------------------        ----------------------------

                                       2003              2002              2003              2002
                                       ----              ----              ----              ----

REVENUES
--------
   QCS                              $   13,469        $   13,271        $    4,485        $    4,658
   SCRG                                  1,575             2,208               498               551
   Guideline                             4,372                --             2,268                --
   Teltech                               1,917                --             1,917                --
                             -----------------------------------------------------------------------
      Revenues                      $   21,333        $   15,479        $    9,168        $    5,209
                             =======================================================================

INCOME (LOSS) BEFORE INCOME TAXES
---------------------------------
   QCS                                                         $    1,961        $    3,005        $      719        $    1,152
   SCRG                                                              (461)             (183)              (76)              (11)
   Guideline                                                           24                --                83                --
   Teltech                                                            129                --               129                --
                                                        -----------------------------------------------------------------------
      Total segment income before income taxes                      1,653             2,822               855             1,141
   Corporate & other (1)                                           (1,173)           (3,685)             (290)           (1,062)
                                                        -----------------------------------------------------------------------
     Income (Loss) before benefit for income taxes
                                                               $      480        $     (863)       $      565        $       79
                                                        =================================== ====================================

(1) Includes certain direct costs and selling, general, and administrative expenses not attributable to a single segment
--------------------------------------------------------------------------------

J. ACCRUED EXPENSES

As of December 31, 2002, a balance of $212,000 remained accrued for restructuring charges under a severance plan approved by our Board of Directors. During the third quarter of 2003, the Company revised its estimate of these restructuring charges, and recorded an additional $7,000 accrual. Payments totaling $205,000 were made to 12 individuals during the nine months ended September 30, 2003. The remainder of the balance will be paid through October 2003.

K. DEFERRED COMPENSATION

The Company has a deferred compensation arrangement with Andrew Garvin, Founder and President. In November 2003, Mr. Garvin announced his early retirement as of December 31, 2003. As a result, the estimates that were previously applied to the calculation of his accrued deferred compensation have been revised to reflect his announced date of retirement. As a result, the Company adjusted accrued deferred compensation by reducing the liability by $146,000 in the quarter ended September 30, 2003. After this adjustment, the present value of the obligation is approximately $243,000, which will be paid over the contractual term of 10 years.

L. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

In connection with the Guideline acquisition, the Company issued 571,237 unregistered shares of the Company's common stock that were fair valued at $760,000.

In  connection  with  the  Teltech   acquisition,   the  Company  issued  32,700
unregistered shares of the Company's common stock that were fair valued at $50,000.

During the nine months ended September 30, 2003, the Company recorded preferred dividends of $20,000.

During the nine months ended September 30, 2003, the Company recorded accretion on redeemable common shares of $270,000.

In September 2003, the Company purchased certain equipment under a capital lease arrangement for approximately $48,000, with payments on a monthly basis over a 48 month period commencing October 1, 2003.

M. LEASE EXTENSION

On July 1, 2003, the Company extended its lease for its space at 625 Avenue of the Americas, New York, New York through June 30, 2013.

Minimum lease payments through the end of the lease extension are as follows:

--------------------------------------------------------------------------------
                                                                 Minimum lease
                                                                    payments
                                                                ----------------
Remainder of 2003                                                 $     100,000
2004                                                                    400,000
2005                                                                    616,000
2006                                                                    840,000
2007                                                                    857,000
2008                                                                    874,000
Thereafter                                                            4,417,000
                                                                ----------------
                                                                  $   8,104,000
                                                                ================

--------------------------------------------------------------------------------

N. ACQUISITIONS

GUIDELINE

On April 1, 2003, the Company purchased all of the issued and outstanding stock of Guideline. Guideline is a provider of custom market research.

The consideration for this acquisition consisted of the following:

       o Approximately $4,058,000 to be paid in cash, less cash acquired (includes $595,000 of paid and accrued transaction costs as of September 30, 2003);

       o 571,237 common shares (295,043 of the common shares were placed in escrow to secure the indemnification obligations of the sellers);

       o Within thirty days from the first anniversary date of the acquisition, a potential deferred consideration amount (the "One Year Deferred Consideration") of $1 million contingent upon Guideline achieving adjusted EBITDA (as defined in the purchase agreement) for the twelve-month period following the acquisition ("One Year Adjusted EBITDA") of at least $1.2 million. If One Year Adjusted EBITDA is less than $1.2 million, but greater than $841,000, the One Year Deferred Consideration shall be between $0 and $1.0 million based on a specific formula set forth in the purchase agreement. Each of the Sellers may separately elect to have up to fifty percent (50%) of the amount of any One Year Deferred Consideration payable to such Seller in an amount of duly authorized and non-assessable unregistered shares of Company common stock;

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

This acquisition was financed at closing with the combination of the Company's cash resources, the assumption of certain liabilities of Guideline and by the receipt of cash of $3,303,000 (net of financing costs, of which, $58,000 is accrued as of September 30, 2003) consisting of (a) a promissory note with a $3,000,000 face value; (b) the issuance of 333,333 shares of convertible, redeemable, Series A preferred stock ("Preferred Stock"); and (c) the issuance of a warrant.

The 333,333 shares of Preferred Stock were issued pursuant to a Series A Preferred Stock Purchase Agreement (the "Preferred Stock Purchase Agreement") dated April 1, 2003. These shares have been recorded at estimated fair value of $693,000 using the relative fair value method. The Preferred Stock is convertible into shares of the Company's common stock one-for-one, subject to adjustment for certain dilutive issuances, splits and combinations. The Preferred Stock is also redeemable at the option of the holders of the Preferred Stock beginning April 1, 2009, at a redemption price of $1.50 per share, or $500,000 in the aggregate, plus all accrued but unpaid dividends. The holders of the Preferred Stock are entitled to receive cumulative dividends, prior and in preference to any declaration or payment of any dividend on the common stock of the Company, at the rate of 8% on the $500,000 redemption value, per annum, payable in cash or through the issuance of additional shares of Preferred Stock at the Company's discretion. The holders of shares of Preferred Stock have the right to one vote for each share of common stock into which shares of the Preferred Stock could be converted into, and with respect to such vote, each holder of shares of Preferred Stock has full voting rights and powers equal to the voting rights and powers of the holders of the Company's common stock.

In connection with this loan agreement and the Preferred Stock Purchase Agreement, the Company issued a warrant to purchase 675,000 shares of the Company's common stock, at an exercise price of $.01 per share, subject to adjustment for reorganization or distribution of common stock, or the issuance of convertible or option securities (the "Warrant"). This Warrant was recorded at estimated fair value of $742,000 using the relative fair value method. The Warrant is immediately exercisable, and, for a four-year period commencing in 2009, the holder has the right to cause the Company to use commercially reasonable efforts to complete a private placement to sell the shares of the Company's common stock issuable upon exercise of the Warrant (the "Warrant Shares") to one or more third parties at a price equal to the market value of the Warrant Shares based on the closing bid price of the Company's common shares as of the date the holder so notifies the Company that it is exercising its put right.

The Company also entered into an investor rights agreement (the "Investor Rights Agreement") dated April 1, 2003 among Petra Mezzanine Fund, L.P. ("Petra"), David Walke, the Company's CEO, and Martin Franklin, Chairman of the Board of the Company, pursuant to which, among other things, Petra was granted certain rights with respect to common stock issuable upon conversion of the Preferred Stock and Warrant. The Investor Rights Agreement also provides Petra with certain registration, demand, piggyback and co-sale rights.

The Company is in the process of finalizing its valuation of the assets and liabilities it has acquired for its allocation of the purchase price of the transaction. The Company expects to finalize its valuation no later than the fourth quarter of 2003. The Company's preliminary allocation of the purchase price is subject to refinement based on the final determination of fair values.

TELTECH

As of July 1, 2003, TTech Acquisition Corp. ("TTech"), a subsidiary of the Company, purchased from Sopheon Corporation ("Sopheon") assets and assumed certain specified liabilities of Sopheon's Teltech business unit ("Teltech"). Teltech is a provider of custom research and information services, focused on Research and Development and Engineering Departments of larger corporations.

The consideration for this acquisition consisted of the following:

       o  Approximately $3,071,000 paid in cash (including transaction costs)

       o 32,700 unregistered shares of the Company's Common Stock. These shares were placed in escrow to secure the indemnification obligations of the Sellers set forth in the purchase agreement through June 25, 2004, pursuant to an escrow agreement among Sopheon, the Company, TTech and Kane Kessler, P.C. (the "Escrow Agreement").

       o Contingent consideration of up to a maximum of $400,000 may become payable by the Company to Sopheon if certain customer subscription renewal goals, as defined in the Purchase Agreement, are attained.

       o An adjustment to the cash purchase price based on a determination of the net assets on TelTech's balance sheet at the date of closing in comparison to the amounts on which the preliminary cash purchase price was based, as outlined in the purchase agreement. Sopheon has asserted that an additional $259,000 of purchase price is due under this provision. The Company is in discussions with Sopheon regarding this issue, and believes that the final resolution of this amount will be less than this amount. Any final settlement under this provision would result in an adjustment to goodwill.

The acquisition was funded at closing as follows:

       o  The Company's available cash resources

       o A private placement whereby the Company raised $2,376,000 through the issuance of 1,616,685 shares of its common stock and warrants to purchase 808,293 shares of its common stock (the "Private Placement Warrants"). The Private Placement Warrants are immediately exercisable for a period of three years up to and including the close of business on July 11, 2006, after which, the Private Placement Warrants expire. The Private Placement Warrants have an exercise price of $1.47 per share, subject to adjustment for certain defined events to avoid dilution.

       o The receipt of $416,000 of cash (net of financing costs) from the issuance of a $500,000 promissory note with a relative fair value of $320,000 and warrant with a relative fair value of $96,000.

The Company is in the process of finalizing its valuation of the assets and liabilities it has acquired and assumed for its allocation of the purchase price of the transaction. The Company expects to finalize its valuation no later than the first quarter of 2004. The Company's preliminary allocation of the purchase price is subject to refinement based on the final determination of fair values.

The following table sets forth the components of the purchase price for both the Guideline and Teltech acquisitions:

                                                                         GUIDELINE               TELTECH              TOTAL
                                                                         ---------               -------              -----
Cash paid (including $491,000 of transaction costs)                        $ 3,942,000         $  3,071,000        $ 7,013,000
Accrued transaction costs                                                      116,000              121,000            237,000
Common stock issued to sellers                                                 760,000               50,000            810,000
                                                                     ----------------------------------------------------------
   Total purchase consideration                                            $ 4,818,000         $  3,242,000        $ 8,060,000
                                                                     ==========================================================

The following table provides the preliminary estimated fair value of the acquired assets and assumed liabilities:

                                                                         GUIDELINE               TELTECH              TOTAL
                                                                         ---------               -------              -----
Current assets                                                             $ 1,686,000         $  1,247,000        $ 2,933,000
Property and equipment                                                         102,000              287,000            389,000
Other assets                                                                   267,000                   --            267,000
Liabilities assumed, current                                                (2,236,000)          (3,447,000)        (5,683,000)
                                                                     ----------------------------------------------------------
   Fair value of net liabilities assumed                                      (181,000)          (1,913,000)        (2,094,000)
Preliminary goodwill and intangible assets                                   4,999,000            5,155,000         10,154,000
                                                                     ----------------------------------------------------------
   Total  purchase consideration                                           $ 4,818,000         $  3,242,000        $ 8,060,000
                                                                     ==========================================================

In accordance with the provisions of SFAS No. 142 "Goodwill and other Intangible Assets", the Company will not amortize goodwill with indefinite lives recorded in connection with the acquisition of Guideline. The Company will perform an annual impairment test of goodwill, once finalized, but has not yet determined what effect these tests will have on the results of operations or the financial position of the Company in future periods.

The unaudited pro forma information below represents the Company's consolidated results of operations as if the acquisitions of Guideline and Teltech had occurred as of January 1, 2003 and 2002. The unaudited pro forma information has been included for comparative purposes and is not indicative of the results of operations of the consolidated Company had the acquisition occurred as of January 1, 2003 and 2002, nor is it necessarily indicative of future results.

PRO FORMA RESULTS OF OPERATIONS

(in thousands, except per share data)                 NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                     2003          2002
                                                     ----          ----

Total pro forma revenue                          $   26,964   $   28,960
Pro forma net income                             $      262   $      405
Pro forma earnings per share attributable
to common shareholders:
       Basic and diluted                         $     0.00   $     0.02

O. SUBSEQUENT EVENT

On November 12, 2003, the Company's President and Founder, Andrew Garvin, announced he would be retiring at the end of 2003. Mr. Garvin will continue to serve his term on the Board of Directors, and will be a consultant to the Company in 2004. In the fourth quarter of 2003, the Company expects to take a charge of approximately $330,000 triggered by Mr. Garvin's retirement, and consisting of certain early-retirement benefits provided for in his employment agreement as well as certain other negotiated benefits. See Note K for more details.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002. Three months ended September 30, 2003 compared to three months ended September 30, 2002.

GENERAL

FIND/SVP, Inc. and its wholly owned subsidiaries provide broad consulting, advisory and business intelligence services to executives and other decision-making employees of client companies, primarily in the United States. The Company manages its consulting and business advisory services in four business segments: Quick Consulting ("QCS"), which provides retainer clients with access to the expertise of the Company's staff and information resources; Strategic Consulting ("SCRG"), which provides more extensive, in-depth custom market research and competitive intelligence information, as well as customer satisfaction and loyalty programs; Guideline Research ("Guideline"), which also provides custom market research; and Teltech, which provides custom research and information services, focusing on research and development and engineering departments of larger corporations. References to "Corporate" and "Other" in our financial statements refer to the portion of assets and activities that are not allocated to a segment.

On April 1, 2003, the Company acquired Guideline and Guideline's results of operations are included in the Company's results of operations as of such date.

On July 1, 2003, the Company acquired Teltech, and Teltech's results of operations are included in the Company's results of operations as of such date.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES

Revenues for the nine-month period ended September 30, 2003 were $21,333,000 and revenues for the nine-month period ended September 30, 2002 were $15,479,000.

QCS

QCS revenues, which result from monthly, quarterly, semi-annual or annual retainer contracts, increased by $198,000, or 1.5%, from $13,271,000 for the nine months ended September 30, 2002 to $13,469,000 for the nine months ended September 30, 2003. The increase was primarily the result of a pricing program whereby the Company is reimbursed for certain operating expenses necessary to provide retainer services.

SCRG

SCRG revenues, which result from in-depth research projects addressing clients' business issues, decreased by $633,000, or 28.7%, from $2,208,000 for the nine months ended September 30, 2002 to $1,575,000 for the nine months ended September 30, 2003. The decrease was due to a continued decline in new projects booked.

GUIDELINE

Guideline revenues, which result from custom market research consulting engagements, such as conducting surveys and focus groups, were $4,372,000 for the nine months ended September 30, 2003. Revenues increased by $163,000 or 7.7% from the second to the third quarter 2003 as a result of increased projects booked, and the level of projects completed. The Company acquired this line of business on April 1, 2003.

TELTECH

Teltech revenues, which result from custom research and information services, were $1,917,000 for the three months ended September 30, 2003 since its acquisition on July 1, 2003.

COSTS OF PRODUCTS AND SERVICES SOLD

Direct costs (those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases) increased by $3,660,000, or 47.5%, from $7,698,000 for the nine months ended September 30, 2002 to $11,358,000 for the nine months ended September 30, 2003. Direct costs represented 53.3% and 49.7% of revenues, respectively, for the nine-month periods ended September 30, 2003 and 2002. The increase in total direct costs was primarily the result of the acquisition of Guideline during the quarter ended June 30, 2003 and the acquisition of Teltech during the quarter ended September 30, 2003. Guideline's and Teltech's direct costs consist of both direct labor and direct costs, such as subcontractors who perform fieldwork for many of their projects. Exclusive of Guideline and Teltech, direct costs decreased as a result of decreased use of sub-contractors in SCRG, and more favorable pricing from the Company's use of outside electronic services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $582,000, or 6.8%, from $8,582,000, or 55.4% of revenue, for the nine months ended September 30, 2002 to $9,164,000, or 43.0% of revenue, for the nine months ended September 30, 2003. The increase in selling, general and administrative was due primarily to the acquisition of Guideline during the quarter ended June 30, 2003 and the acquisition of Teltech during the quarter ended September 30, 2003, offset by various cost containment measures implemented during the nine months ended September 30, 2003 and by an adjustment made during the third quarter of 2003 to an accrual for deferred compensation (see Note K to the accompanying financial statements for more details regarding this adjustment). Exclusive of Guideline and Teltech, selling, general and administrative expenses decreased by $622,000, or 7.2%, as a result of various cost containment measures. Primarily, the Company experienced decreases in bad debt expense, as the level of uncollectible accounts decreased; travel and entertainment, as a result of reduced staff levels and the use of video and teleconferencing; telecommunications expense decreased as a result of more favorable rates with carriers. We experienced a decrease in labor costs as a result of reduced staff levels. Also, during 2002, restructuring costs of $209,000 were incurred, that were not incurred again in 2003.

OPERATING INCOME (LOSS)

The Company's operating income was $811,000 for the nine months ended September 30, 2003, compared to an operating loss of $801,000 for the nine months ended September 30, 2002, an improvement of $1,612,000. This is primarily the result of increased revenues offset by an increase in selling, general and administrative expenses and direct costs.

OTHER INCOME

The Company has a 9.1% interest in a limited partnership, and in March 2003, received an $87,000 distribution. This is the first distribution that the Company has received from this partnership interest, and the distribution was recognized as other income during the nine months ended September 30, 2003.

INTEREST EXPENSE

Interest expense for the nine months ended September 30, 2003 was $424,000, which was an increase from $118,000 for the nine months ended September 30, 2002. The increase was a result of additional borrowings, related to the acquisitions of Guideline and Teltech, during the nine months ended September 30, 2003, partially offset by repayments on existing debt.

INCOME TAXES

The $200,000 income tax provision for the nine months ended September 30, 2003 and the $258,000 income tax benefit for the nine months ended September 30, 2002 represent approximately 42% and 30%, respectively of the income/loss before provision/benefit for income taxes. The difference between these rates and the statutory rate primarily relates to expenses that are not deductible for income tax purposes.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES

Revenues for the three-month period ended September 30, 2003 were $9,168,000 and revenues for the three-month period ended September 30, 2002 were $5,209,000.

QCS

QCS revenues, which result from annual retainer contracts paid by clients on a monthly, quarterly, semi-annual or annual basis, decreased by $173,000, or 3.7%, from $4,658,000 for the three months ended September 30, 2002 to $4,485,000 for the three months ended September 30, 2003. The decrease was the result of client cancellations in excess of new retainer accounts additions.

SCRG

SCRG revenues, which result from project-based consulting engagements addressing general business issues, decreased by $53,000, or 9.6%, from $551,000 for the three months ended September 30, 2002 to $498,000 for the three months ended September 30, 2003. The decrease was due to the continued decline in new projects booked.

GUIDELINE

Guideline revenues, which result from custom market research consulting engagements, such as conducting surveys and focus groups, were $2,268,000 for the three months ended September 30, 2003. Revenues increased by $163,000 or 7.7% from the second to the third quarter 2003 as a result of increased projects booked, and the level of projects completed. The Company acquired this line of business on April 1, 2003.

TELTECH

Teltech revenues, which result from custom research and information services, were $1,917,000 for the three months ended September 30, 2003. The Company acquired this line of business on July 1, 2003.

COSTS OF PRODUCTS AND SERVICES SOLD

Direct costs (those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases) increased by $2,586,000, or 103.4%, from $2,491,000 for the three months ended September 30, 2002 to $5,077,000 for the three months ended September 30, 2003. Direct costs represented 55.4% and 47.8% of revenues, respectively, for the three-month periods ended September 30, 2003 and 2002. The increase in total direct costs was primarily the result of the acquisition of Guideline during the quarter ended June 30, 2003 and the acquisition of Teltech during the quarter ended September 30, 2003. Guideline's and Teltech's direct costs consist of direct labor and direct costs, such as subcontractors who perform fieldwork for many of their projects. Exclusive of Guideline and Teltech, direct costs decreased as a result of decreased use of sub-contractors in SCRG, and more favorable pricing from the Company's use of outside electronic services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $715,000, or 27.5%, from $2,605,000, or 50.0% of revenue, for the three months ended September 30, 2002 to $3,320,000, or 36.2% of revenue, for the three months ended September 30, 2003. The increase in selling, general and administrative was primarily due to the acquisitions of Guideline and Teltech, offset by decreases in other selling, general and administrative expenses as a result of continued cost containment measures and by an adjustment made during the third quarter of 2003 to an accrual for deferred compensation (see Note K to the accompanying financial statements for more details regarding this adjustment). Exclusive of Guideline and Teltech, selling, general and administrative expenses increased slightly, by $26,000, or 2.1%.

OPERATING INCOME (LOSS)

The Company's operating income was $771,000 for the three months ended September 30, 2003, compared to operating income of $113,000 for the three months ended September 30, 2002, an improvement of $658,000. This is primarily the result of increased revenues, offset by increases in direct costs and selling, general and administrative expenses.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 2003 was $207,000, which was an increase from $42,000 for the three months ended September 30, 2002. The increase was a result of additional borrowings related to the acquisitions of Guideline and Teltech during the nine months ended September 30, 2003, partially offset by repayments on existing debt.

INCOME TAXES

The $226,000 income tax provision for the three months ended September 30, 2003 and the $24,000 income tax provision for the three months ended September 30, 2002, represents 40% and 30%, respectively, of the income before provision for income taxes. The difference between these rates and the statutory rate primarily relates to expenses that are not deductible for income tax purposes.

OTHER ITEMS

Stock options were granted in November 2001 for future services to be rendered to the Company by the Chief Executive Officer, the Chairman and a consultant. In 2003, the Company's Board approved the acceleration of the vesting of 105,000 and 117,000 options granted to the Chairman and CEO, respectively. This action was taken to generate additional funds at the time of the Company's acquisition of Teltech. Compensation expense related to such grants is amortized over the vesting period of the options and was $110,000 and $200,000 and $41,000 and $68,000 for the nine and three-month periods ended September 30, 2003 and 2002, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management's discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. Our preparation of our financial statements requires us to make estimates and judgments that affect reported amounts of assets, liabilities and revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to allowances for doubtful accounts, useful lives of property, plant and equipment and intangible assets, goodwill, deferred tax asset valuation allowances, valuation of non-marketable equity securities and other accrued expenses. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

GOODWILL

Goodwill represents the excess of purchase price over net assets acquired or net liabilities assumed. Goodwill is not being amortized in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The recoverability of goodwill will be evaluated annually at the operating unit level by analyzing operating results and considering other significant events or changes in the business environment. If an operating unit had current operating losses, and based upon projections there was a likelihood that such operating losses would continue, the Company would determine whether impairment existed on the basis of undiscounted expected future cash flows from operations before interest for the remaining amortization period. If impairment existed, goodwill would be reduced by the estimated shortfall of discounted cash flows.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has tax loss carryforwards that have been recognized as assets on its balance sheet. These assets are subject to expiration from 2012 to 2022. Realization of the net deferred tax assets is dependent on future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards. In 2002, after the Company performed an analysis of its deferred tax assets and projected future taxable income, a valuation allowance was provided for certain state and local carryforward tax operating loss assets, as the Company determined that it was no longer probable that these assets would be realized during the carryforward period. It is reasonably possible that future valuation allowances will need to be recorded if the Company is unable to generate sufficient future taxable income to realize such deferred tax assets during the carryforward period. Although realization is not assured, management believes that it is more likely than not that the deferred tax assets will be realized.

NON-MARKETABLE EQUITY SECURITIES

The preferred share securities in idealab! are an investment in a start-up enterprise. As of September 30, 2003, the carrying value of these preferred share securities is $185,000, included as a component of other assets. It is reasonably possible in the near term that the Company's estimate of the net realizable value of the preferred shares will be less than the carrying value of the preferred shares.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary sources of liquidity and capital resources have been cash flow from retainer accounts (including prepaid retainer fees from clients) and borrowings. Cash balances were $1,368,000 and $968,000 at September 30, 2003 and December 31, 2002, respectively. The Company's working capital position (current assets, less current liabilities) at September 30, 2003 was $(2,652,000) as compared to $(43,000) at December 31, 2002. Working capital is reduced by $4,231,000 and $1,476,000 of unearned retainer income as of September 30, 2003 and December 31, 2002, respectively. Such amounts reflect amounts billed, but not yet earned.

Cash of $1,488,000 was provided by, and $1,923,000 was used in operating activities in the nine months ended September 30, 2003 and 2002, respectively.

Cash used in investing activities was $7,329,000 and $236,000 in the nine months ended September 30, 2003 and 2002, respectively. The primary use of cash was the acquisition of Guideline during the quarter ended June 30, 2003 for $3,942,000 and the acquisition of Teltech during the quarter ended September 30, 2003 for $3,071,000. Capital expenditures were made for computer hardware upgrades and leasehold improvements. During the year ending December 31, 2003, the Company expects to spend approximately $500,000 for capital items, the major portions of which will be used for computer hardware and software upgrades and for leasehold improvements.

Cash of $6,241,000 and $1,037,000 was provided by financing activities in the nine months ended September 30, 2003 and 2002, respectively. In 2003, the most significant items were the net proceeds obtained from the borrowings under notes payable of $2,536,000, related to the acquisitions of Guideline and Teltech, offset by repayments of $335,000, the issuance of preferred stock for $693,000, the issuance of warrants for $838,000, the proceeds from the issuance of common stock of $2,376,000 and the proceeds from exercise of stock options of $133,000.

In February 2002, the Company entered into a financing arrangement with JP Morgan Chase Bank providing for a term note (the "Term Note") in the principal amount of $2,000,000 with interest at prime plus 1.25% (5.5% at September 30, 2003), as amended on April 1, 2003. As of September 30, 2003, there was $1,300,000 outstanding on this Term Note, of which $400,000 is classified as current. Interest expense related to this Term Note amounted to $62,000 and $72,000 for the nine months ended September 30, 2003 and 2002, respectively. The Term Note contains certain restrictions on the conduct of our business, including, among other things, restrictions, generally, on incurring debt, making investments, creating or suffering liens, tangible net worth, current ratio, cash flow coverage, or completing mergers.

The proceeds from the February 2002 Term Note were used to repay the $1,100,000 balance on its $1,400,000 Term Note, due June 30, 2005, and to repay the remaining balance of $475,000 on certain outstanding senior subordinated notes.

The Company maintains a $1,000,000 line of credit with JP Morgan Chase Bank (the "Line of Credit"). Interest on the unpaid balance of the Line of Credit is at JP Morgan Chase Bank's prime commercial lending rate plus one-quarter percent (4.5% at September 30, 2003). The Line of Credit is renewable annually. As of September 30, 2003, $476,000 is outstanding. The Line of Credit contains certain restrictions on the conduct of our business, including, among other things, restrictions, generally, on incurring debt, and creating or suffering liens.

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

On April 1, 2003, the Company amended and restated the Term Note and Line of Credit with JP Morgan Chase Bank. These amended and restated agreements had the effect of reducing the Term Note principal amount from $2,000,000 to $1,500,000 and moving up the final repayment date of the Term Note from December 31, 2006 to December 31, 2005. As a result, the Company will have a $500,000 balloon payment due at December 31, 2005 instead of making payments of $100,000 each quarter in 2006. In addition, JP Morgan Chase Bank consented to the Company's acquisition of Guideline and the related financing transactions with Petra, and amended various financial covenants of both the Term Note and Line of Credit as follows:

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

On November 13, 2003, the Company obtained an amendment and waiver to the Term Note ("Amendment No. 2") from JPMorgan Chase. Amendment No. 2 amended the debt covenant regarding tangible net worth plus subordinated debt of both the Term Note and Line of Credit by replacing the previous consolidated tangible net worth plus subordinated debt covenant of $3,300,000 with a consolidated tangible net worth plus subordinated debt covenant of $2,300,000.

Furthermore, on November 13, 2003, the covenant to compute the ratio of current assets to current liabilities under the Term Note and Line of Credit was waived as of September 30, 2003.

On August 18, 2003, the Term Note was amended to change the definition of consolidated current liabilities for purposes of calculating the ratio of current assets to current liabilities under the Term Note, to exclude unearned retainer income from the calculation.

The Company believes it is in compliance with all of its loan agreements, as amended, with JP Morgan Chase as of September 30, 2003.

On April 1, 2003, the Company issued a Promissory Note (the "Note") with a face value of $3,000,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Guideline. Quarterly principal payments of $250,000 are due beginning March 31, 2006. The Note was recorded at its initial relative fair value of $1,868,000. The difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities of the Note, and the resulting effective interest rate is approximately 30%. Related interest expense was $307,000 and $156,000 for the nine and three month periods ended September 30, 2003, respectively, of which $106,000 and $55,000 related to the non-cash accretion of the carrying value of the Note for the nine and three month periods ended September 30, 2003, respectively. The Company has the right to prepay the Note at any time without premium or penalty. The Note is secured by a security interest in substantially all assets of the Company, and is subject to covenants relating to the conduct of the Company's business including financial covenants related to a defined fixed charge coverage and a defined funded indebtedness to EBITDA ratio. The Company believes it was in compliance with this loan agreement as of September 30, 2003.

On July 1, 2003, the Company issued a Second Promissory Note (the " Second Note") with a face value of $500,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Teltech, the business unit of Sopheon Corporation ("Teltech"). Quarterly principal payments of $42,000 are due beginning March 31, 2006. The Second Note was recorded at its initial relative fair value of $320,000. The difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities of the Second Note, and the resulting effective interest rate is approximately 30%. Related interest expense was $26,000 for the nine and three-month periods ended September 30, 2003, of which $9,000 related to the non-cash accretion of the carrying value of the Second Note for the nine and three-month periods ended September 30, 2003. The Company has the right to prepay the Second Note at any time without premium or penalty. The Second Note is secured by a security interest in substantially all assets of the Company, and is subject to covenants relating to the conduct of the Company's business including financial covenants related to a defined fixed charge coverage and a defined funded indebtedness to EBITDA ratio. The Company believes it was in compliance with this loan agreement as of September 30, 2003.

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

FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

In this report, and from time to time, we may make or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. Such statements are necessarily estimates reflecting management's best judgment based on current information. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are usually identified by the use of words or phrases such as "believes," "anticipates," "expects," "estimates," "planned," "outlook," and "goal." Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. In order to comply with the terms of the safe harbor, we note that a variety of risks and uncertainties could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in forward-looking statements. While it is impossible to identify all such factors, the risks and uncertainties that may affect the operations, performance and results of our business include the risks and uncertainties set forth in the section headed "Factors That May Affect Our Future Results" of Part 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and those risks and uncertainties described in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

SUBSEQUENT EVENT

On November 12, 2003, the Company's President and Founder, Andrew Garvin, announced he would be retiring at the end of 2003. Mr. Garvin will continue to serve his term on the Board of Directors, and will be a consultant to the Company in 2004. In the fourth quarter of 2003, the Company expects to take a charge of approximately $330,000 triggered by Mr. Garvin's retirement, and consisting of certain early-retirement benefits provided for in his employment agreement as well as certain other negotiated benefits. See Note K to the accompanying financial statements for more details.

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

During the quarter ended September 30, 2003, the Company integrated the internal controls of Teltech as a result of its acquisition by the Company on July 1, 2003. The Company's management, including the Chief Executive Officer and Chief Financial Officer, also concluded that Teltech's controls and procedures were effective.

Except as mentioned above, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II.
OTHER INFORMATION

ITEM 2.
CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2003, options to purchase 621,000 shares of common stock were granted under the Company's Stock Option Plans, at a price range of $1.15 to $1.55, to various employees and non-employee directors.

In addition, the following consists of all securities sold during the quarter ended September 30, 2003 that were not registered under the Securities Act of 1933:

         o On July 1, 2003, 32,700 shares of the Company's common stock was issued to Sopheon Corp. as partial consideration for the Teltech acquisition.

         o On July 2, 2003 1,616,685 shares of the Company's common stock was issued to certain investors pursuant to a private placement at a price of $1.47 per share together with warrants to purchase 808,293 shares of common stock at an exercise price of $1.47.

         o On July 2, 2003 warrants to purchase 70,000 shares of common stock were issued at an exercise price of $.01 to Petra in conjunction with the Company's acquisition and finance of the Teltech acquisition.

See Part 1, Item 1, Footnote N to the accompanying financial statements for further details regarding these issuances.

Each of these issuances were private transactions not involving a public offering that were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. At the time of issuance, the foregoing securities were deemed to be restricted securities for purposes of the Securities Act.

ITEM 5.
OTHER INFORMATION

On November 12, 2003, the Company's President and Founder, Andrew Garvin, announced he would be retiring at the end of 2003. Mr. Garvin will continue to serve his term on the Board of Directors, and will be a consultant to the Company in 2004. In the fourth quarter of 2003, the Company expects to take a charge of approximately $330,000 triggered by Mr. Garvin's retirement, and consisting of certain early-retirement benefits provided for in his employment agreement as well as certain other negotiated benefits. See Note K to the accompanying financial statements for more details.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits.
EXHIBIT   DESCRIPTION
-------   -----------

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
*Filed herewith

 (b)  Reports on Form 8-K.

      The Company filed a Form 8-K on July 16, 2003 with respect to the acquisition of the Teltech business unit of Sopheon Corporation.

      The Company filed a Form 8-K on August 22, 2003 with respect to the Company's press release announcing its 2003 second quarter results.

      The Company filed a Form 8-K/A on September 15, 2003 which amended the Company's Form 8-K filed on July 16, 2003 with respect to the acquisition of the Teltech business unit of Sopheon Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  FIND/SVP, INC.
                                                  (REGISTRANT)



Date: November 13, 2003                        /s/ David Walke
-----------------------                        ---------------------------------
                                               David Walke
                                               Chief Executive Officer

Date: November 13, 2003                        /s/ Peter M. Stone
-----------------------                        ---------------------------------
                                               Peter M. Stone
                                               Chief Financial Officer
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)

                                  EXHIBIT INDEX

     NUMBER    EXHIBIT
     ------    -------
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