Form 10-K
period 2003-12-31
FIND SVP INC
filed 2004-03-26
CIK 801338

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM _____________TO_______________

                                 FIND/SVP, INC.

       NEW YORK                   0-15152                     13-2670985
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

   INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). YES [] NO [X]

   AS OF JUNE 30, 2003, THE AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $9,792,895 BASED ON THE AVERAGE BID AND ASK PRICE PER SHARE OF THE COMMON STOCK ON THE OTC BULLETIN BOARD ON JUNE 30, 2003, WHICH WAS $1.54 PER SHARE.

   ALL (I) EXECUTIVE OFFICERS AND DIRECTORS OR THE REGISTRANT AND (II) ALL PERSONS FILING A SCHEDULE 13D WITH THE SECURITIES AND EXCHANGE COMMISSION IN RESPECT TO REGISTRANT'S COMMON STOCK WHO HOLD 10% OR MORE OF THE REGISTRANT'S OUTSTANDING COMMON STOCK, HAVE BEEN DEEMED, SOLELY FOR THE PURPOSE OF THE FOREGOING CALCULATION, TO BE "AFFILIATES" OF THE REGISTRANT.

   THERE WERE 13,257,348 SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.0001 PER SHARE, AS OF MARCH 19, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders, which is anticipated to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days following the end of the Company's fiscal year, are incorporated by reference into Part III.


                                 FIND/SVP, INC.

                               INDEX TO FORM 10-K

PART I                                                                                                               PAGE

Item 1.             Business                                                                                            3
Item 2.             Properties                                                                                         10
Item 3.             Legal Proceedings                                                                                  11
Item 4.             Submission of Matters to a Vote of Security Holders                                                11

PART II

Item 5.             Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
                         of Equity Securities                                                                          12
Item 6.             Selected Financial Data                                                                            13
Item 7.             Management's Discussion and Analysis of Financial Condition and Results of Operations              14
Item 7A.            Quantitative and Qualitative Disclosures About Market Risk                                         37
Item 8.             Financial Statements and Supplementary Data                                                        38
Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               38
Item 9A.            Controls and Procedures                                                                            38

PART III

Item 10.            Directors and Executive Officers of the Registrant                                                 38
Item 11.            Executive Compensation                                                                             39
Item 12.            Security Ownership of Certain Beneficial Owners and Management                                     39
Item 13.            Certain Relationships and Related Transactions                                                     39
Item 14.            Principal Accountant Fees and Services                                                             40


PART IV

Item 15.            Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                   41


Signatures                                                                                                             47


Index to Exhibits                                                                                                     E-1



PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

                FIND/SVP, Inc. and its wholly-owned subsidiaries (collectively, "FIND/SVP" or the "Company" which may be also referred to in this report as "we", "us" or "our") provide a full range of custom research, consulting, quantitative market research and outsourced information services that address our customers' critical business information needs. In many cases, we function as our customers' primary information and business intelligence resource on an outsourced basis, especially among the growing universe of companies that have downsized their internal research staffs and information resources. In other cases, we serve as a reliable supplemental resource to customers' internal capabilities. In addition, with our acquisitions in 2003 of Guideline Research Corp. ("Guideline") and Teltech, as well as our internal development of new service offerings, we also provide a range of specialized higher priced research and consulting services, such as quantitative custom market research and due diligence research services, that address a particular strategic business information need within specific markets such as R&D, Healthcare, Marketing and Private Equity/Money Management.

                We were incorporated in the state of New York in 1969. In 1971, we became affiliated with SVP International S.A. ("SVP") through a licensing agreement (still in effect today) which gives us the right to use the SVP name, provides us access to the resources of what are currently 8 additional SVP affiliated companies located around the world, and prohibits SVP or its affiliates from competing with us in the United States.

                We sell research and consulting services to over 1,750 corporate customers annually, approximately 1,450 of which subscribe under recurring revenue contracts generally averaging twelve months in length. Our customer base includes nearly 50% of the Fortune 100 companies, 25% of the Fortune 1000 companies and 500 customers with estimated annual revenues of $400 million or more. We perform over 60,000 individual research assignments annually for our customers.

                We are organized into four business segments:

                  o QUICK CONSULTING SERVICE ("QCS") is a subscription-based service that functions like a corporate research center for our customers. Customers pay a fixed monthly or annual fee for the right to access our in-house consulting staff on a continuous, as-needed basis to answer short custom research requests on virtually any business-related topic. This service enables customers to satisfy their day-to-day business information needs on an outsourced basis, which is generally more effective and less expensive, than performing the work in-house.

                  o STRATEGIC CONSULTING AND RESEARCH GROUP ("SCRG") provides in-depth custom research and competitive intelligence services which result in larger projects beyond the typical scope of our QCS service.

                  o QUANTITATIVE MARKET RESEARCH, which commenced as a business segment upon our acquisition of Guideline in 2003, provides full service quantitative custom market research services, such as large-scale consumer surveys, both domestically and internationally. While Guideline has performed projects in virtually every industry, it maintains specialties in healthcare, consumer, legal, financial services and apparel.

                  o TELTECH ("TELTECH") provides a full range of outsourced information and consulting services to customers in R&D and related technical sectors. Teltech's services include subscription-based information and research services, in-depth strategic consulting services and outsourced management of corporate information centers.

                Together, these four business segments enable us to perform both primary and secondary research, handle small, medium or large research assignments, provide a full range of ancillary outsourced business information services and offer wide industry coverage. We therefore believe that one of our unique and compelling value propositions is that we can serve as an efficient single source provider of a significant portion of our customers' business information needs.

                The research resources we use to service our customers' needs include our in-house staff of 112 full-time researchers and consultants, access to approximately 4,000 computer databases and subscription-paid websites, 8,000 internal information files, 5,000 books and reference works, 1,500 periodicals and trade journals, and our internal database of over 500,000 previously completed research assignments. In addition, through our licensing agreement with SVP, we have access to approximately 1,000 additional SVP research personnel worldwide.

                Our growth strategy is to grow our base of customers, leverage the untapped cross-selling opportunities from our recent acquisitions of Guideline and Teltech, develop new products and services to increase our revenues per customer and make selective acquisitions that add strategic value and are accretive to earnings per share.

MARKET OVERVIEW

                The market for our services covers a broad cross-section of corporate America, including both a wide range of industries and company sizes. The primary market for our QCS division is small to medium sized companies, while Quantitative Market Research and Teltech sell more to large companies. In terms of industry focus, we maintain seven formal industry practices as follows:
Healthcare, R&D/Engineering, Consumer Products, Industrial, Financial Services, Technology and Business Management. However, we have also been successful in selling to executives in various functional capacities, such as marketing professionals, R&D professionals, market research professionals and information professionals, which cut across industry lines and provide us with corporate customers in virtually every major industry. Accordingly, we believe we are well diversified, and not dependent on any one industry or market segment.

                However, we do believe that there are certain macro trends which are positively impacting the market for our services, generally including

                o Continued corporate emphasis on maintaining low internal cost structures, especially in non-core functions, enhances the attractiveness of our outsourced business model.

                o The increased pace of business today, and the growing operating and strategic complexity of business decisions, require corporations to have greater access to quality, real-time, usable business information.

                o Fierce competitive environments, coupled with the increased availability of generic information products and resources, are increasing demand for unique business intelligence services that provide customers with a competitive advantage.

                o Corporations are being bombarded by an overwhelming amount of raw, unfiltered, irrelevant and unreliable information emanating from the internet and other public sources. They are increasingly turning to outside firms with expertise in particular industries or markets who can more efficiently synthesize this data into relevant, reliable business information.

                In terms of size, the total available market for our services is very large. The U.S. market for market research alone was over $6 billion in 2002 (according to Esomar), while the markets for both custom research/consulting and published information are also significant. While large overall, these markets are fragmented, with even the largest participants not maintaining dominant market shares. For example, we believe our Guideline subsidiary to be one of the top thirty-five custom market research firms in the U.S.

BUSINESS AND GROWTH STRATEGY

                Our goal is to fully leverage the assets of our four business segments to offer more value to, and satisfy more of the business information needs of, our existing customer base, while adding additional products and services that further enhance our capabilities and allow us to expand our customer base.

                o MAINTAIN AND ENHANCE SUBSCRIPTION MODEL. We believe that our subscription model, which accounts for approximately 60% of our revenues, is one of the keys to our financial and operating success. It produces a predictable, recurring revenue stream, as well as a close, ongoing relationship with the customer. Through our recent acquisitions of Guideline and Teltech, as well as through internal product development efforts, we now have additional products and services that can be incorporated into our subscription service offerings to make them more unique, enhance their value and increase their price point.

                o CROSS-SELL SERVICES TO OUR CUSTOMER BASE. We believe that our recent acquisitions of Guideline and Teltech have created cross-selling opportunities. For example, over 1,500 individual cardholders of our QCS service have the words "Market Research" in their title, representing prime cross-selling candidates for Guideline's market research services, which we did not offer prior to 2003. Also, our 1,300 QCS client companies include very few R&D departments, providing cross-selling opportunities for Teltech, which specializes and has a leading market position in the R&D market.

                o SATISFY A LARGER SHARE OF CUSTOMER BUSINESS INFORMATION NEEDS. While our customers include some very large companies, including nearly 50 of the Fortune 100, 250 of the Fortune 1000, and 500 with revenues of $400 million or more, we believe that our average revenue per customer is small relative to their total business information expenditures. Accordingly, with our expanded line of service offerings, we believe we have opportunities to increase our average revenue per customer.

                o LEVERAGE EXISTING ASSETS TO CREATE NEW PRODUCTS AND SERVICES. We derive most of our revenues from custom research and consulting services provided for the one-time use of individual customers. We believe there are opportunities to leverage our database of over 500,000 previously completed research assignments, our current volume of over 60,000 research assignments annually, and our 112 in-house research and consulting staff to produce and sell products such as syndicated research and multi-client studies at very little incremental cost.

                o CONTINUE TO EVALUATE MAKING PRUDENT ACQUISITIONS THAT ADD STRATEGIC VALUE AND ARE ACCRETIVE TO EARNINGS PER SHARE


PRODUCTS & SERVICES

QUICK CONSULTING AND RESEARCH SERVICE ("QCS")

                QCS provides customers with access to the staff and resources of a large information center on an outsourced basis, providing customized answers, in rapid turnaround time, to day-to-day research requests and business questions on a wide variety of topics that require three hours or less of research time. QCS is offered only on a retainer subscription basis. Retainer clients pay a retainer fee in advance, monthly, quarterly, semi-annually or annually. In return, client organizations receive Membership Cards for the use of designated executives or employees. Each Membership Card entitles a specific individual to use QCS, and also offers preferential use of, and/or discounts on, our other services and products. We have several fixed and adjustable fee retainer pricing programs in effect for our QCS service. Depending on the particular pricing program, out-of-pocket expenses incurred to answer questions may or may not be invoiced separately to the customer.

                When a QCS customer has a business question or research request, they contact us via telephone or email, give us their card number, and explain their request. Based on the subject of the request, our customer service operators connect the customer with our most qualified available consultant, who speaks directly with the customer to better understand the customer's need and help define a specific research request that best addresses that need. Our consultant then performs the necessary research and prepares a formal written research response, which answers the customer's question and includes additional relevant attachments, articles and internet links. Our turnaround time is determined by the needs of each client request, and ranges from same-day to multi-day.

                While the number of QCS subscription customers decreased in 2003, the average subscription rate increased, reflecting our emphasis on generating more revenues per client. At December 31, 2003, there were 1,331 QCS subscription customers, a 14.8% decrease from December 31, 2002, and 8,938 holders of the Membership Card, a 12.0% decrease from December 31, 2002. However, the average annual QCS retainer subscription rate at December 31, 2003 was $12,300, an 8.8% increase from December 31, 2002. Revenues generated by QCS represented approximately 58%, 88% and 85% of the Company's total revenues for the years ended December 31, 2003, 2002 and 2001, respectively. The dramatic change in QCS's share of total revenues in 2003 resulted from the acquisitions of Guideline and Teltech.

STRATEGIC CONSULTING AND RESEARCH GROUP ("SCRG")

                SCRG is designed to handle more in-depth  custom market research and competitive intelligence assignments. The service is most often used by the Company's QCS retainer clients as a supplement to that service. Common project requests include customized market and industry studies, executive interviews, competitive intelligence data-gathering and analysis assignments, acquisition studies and large information collection projects. Through SCRG, the Company provides research as well as interpretation and analysis. All projects are quoted in advance and billed separately.

QUANTITATIVE MARKET RESEARCH

                Our Guideline subsidiary provides quantitative custom market research (e.g., primary surveys of large numbers of consumers or groups of respondents). Our studies, which have an average selling price of over $40,000, typically involve interviewing large numbers of respondents, ranging from 100 to over 1,000, to obtain primary market data that cannot be obtained through secondary research sources. They are custom-designed for, and proprietary to, each individual client.

                Guideline is typically brought in by a customer to help refine a strategic need into a specific research design. Then Guideline designs the questionnaire or "script", which is used to interview respondents. Next Guideline hires outside field contractors to conduct the actual interviews with respondents, which may take place in malls, in stores, via telephone, via mail, via the internet or a combination of the above. Then Guideline converts the raw field responses into usable market research data. Finally, Guideline prepares a formal report for the customer which contains Guideline's analysis of the data and any strategic recommendations based on the data. Market applications for Guideline studies include concept and product testing, positioning research, tracking research, customer satisfaction surveys and legal claims substantiation.

                Guideline studies are quoted and billed on a project-by-project basis.

TELTECH

                Through our Teltech subsidiary, we provide scientific and technical research, information and management consulting to corporate R&D professionals and information centers. Customers apply Teltech's research, analysis and advisory services to improve the speed and quality of their decision-making and problem solving processes. Teltech partners with its corporate clients to define their technical information needs, identify the best sources for satisfying those needs, and implement the appropriate information-management strategies.

                Teltech directly addresses the growing demand for cost-effective, user-focused, broad-based scientific and technical research, as well as project and process consulting. Research results are obtained by accessing, synthesizing and analyzing published materials, technical expertise and primary research.

                Teltech classifies its services in four main categories:

                    ON-DEMAND INFORMATION SERVICES. Teltech's product offering includes services specifically designed to provide an ongoing, proactive flow of critical information to the end user. Services include quick turn-around analyst research, monitoring services, document delivery, supplier research, and access to expert consulting. Teltech has a network of 10,000 leading experts in over 30,000 technology and industry areas that clients can access on-demand.

                    IN-DEPTH  RESEARCH.  Teltech  conducts major custom research projects  on  a  wide  range  of  science,  technology,  and business topics to support strategic decision-making. Applications for Teltech's in-depth research include market assessments for new products, product feasibility analyses, competitive intelligence studies, technology evaluations, M&A evaluations and intellectual property analyses.

                    INFORMATION MANAGEMENT CONSULTING. Teltech provides comprehensive solutions designed to improve the effectiveness of information delivery, analysis, application, and use throughout organizations. Teltech provides consulting for information center optimization and provides custom virtual library solutions designed to improve an organization's ability to access external information and expertise.

                    OUTSOURCED INFORMATION CENTERS AND INFORMATION PORTALS. Teltech has long term contracts with nine corporate customers pursuant to which Teltech actually serves as the complete outsourced information center for those customers. In these arrangements, Teltech typically builds and operates an online information portal which serves as the official virtual library for these customers. These portals are private labeled with the customers' own names and logos, but typically contain the notation "Powered by Teltech". These tend to be large contracts, resulting in an average of $300,000 of revenues each in 2003.

                Teltech   utilizes   multiple   contract   forms   and   pricing
arrangements to sell its services, including annual subscription contracts, long-term outsourcing contracts and per-transaction engagements. In 2003, approximately 38% of its revenues resulted from annual subscription clients, 44% resulted from eight long-term outsourcing contracts and 18% resulted from transaction engagements.

SALES AND MARKETING

                Our primary sales and marketing goals are to expand our QCS and Teltech retainer client bases, and to cross sell services among the respective customers of our four business segments. Growth in our retainer base provides us increased opportunities to sell other products and services, as approximately 70% of the sales of our SCRG in-depth consulting business come from our retainer clients. Our sales and marketing techniques include advertising, direct mail, email, conference exhibits, sales promotion activities and our web site. The direct costs of the Company's advertising and public relations efforts are modest. Qualified leads are followed up by our direct sales force, and are supplemented by referrals and telemarketing efforts. Neither Guideline nor Teltech maintained direct sales forces before we acquired them, so we intend to increase their sales and marketing efforts by applying our resources to sell their products. We also maintain a staff of account development managers, whose primary function is to interact regularly with our clients to ensure customer satisfaction and promote our other products and services. This provides us with an additional avenue to cross-sell Guideline, Teltech and new internally-developed services to our existing retainer clients.

COMPETITION

                We face significant competition in our individual business segments, but we believe there are few direct competitors who offer our full range of products and services. Our competition comes primarily from three sources: (1) other research and consulting companies who compete with us in particular products or industries;
(2) in-house corporate research centers; and (3) content aggregators and information publishers that sell directly to individual end-users. Also, the internet, on-line databases and CD-ROM products have increased the ability of companies and individuals to perform information searches and basic research for themselves. Consequently we also compete with a "do-it-yourself" approach. However, we believe that our consultants deliver a value-added service based on their technical expertise and their ability as expert researchers to search more information products more quickly than most end users, thereby delivering a faster, more thorough and more economical service. Also, our volume contracts with information providers typically enable us to access paid databases and published information sources less expensively than our clients can do themselves. In addition, many of our services, such as quantitative custom market research and in-depth consulting, cannot be performed in-house by a vast majority of our customers.

                We believe that the principal competitive factors in our market include quality and timeliness of research and analysis, reliable delivery, depth and quality of our industry knowledge, ability to meet changing customer needs, customer service and perceived value. We believe we compete favorably with respect to each of these factors.

                We  believe  that  the   principal   competitive   factors  that
differentiate us from our competitors are:

                - quality, independence and objectivity of our research and analysis; an efficient range of service offerings, encompassing research, consulting and quantitative custom market research, which allows us to satisfy both the primary and secondary business intelligence needs of our customers.

                - a unique operating structure that allows us to offer custom research services in almost any size range, from $300 to $1 million, which enables us to satisfy a wide spectrum of our customers' business information needs.

                - Experience providing a total outsourced information solution to some of the world's largest companies.

                - One of the country's largest private business libraries with access to approximately 4,000 computer databases and subscription-paid websites, 8,000 internal information files, 5,000 books and reference works, 1,500 periodicals and trade journals, and our internal database of over 500,000 past completed research assignments.

                While we believe these competitive factors position us well in the marketplace, many of our direct and indirect competitors are substantially larger than we are and have the resources necessary to develop many of the same capabilities. In addition, the barriers to entry for some of our products and services are low. As a result, new competitors may emerge and existing competitors may start to provide additional or complementary services which would result in increased competition for us.

INTELLECTUAL PROPERTY

                We utilize various trade names, trademarks, service marks, copyrights and other intellectual property rights in each of our business segments. While we do not believe that we are reliant on any one intellectual property right overall, various intellectual property rights may be material to individual business segments. Accordingly, we vigorously identify, create and protect our intellectual property rights as we believe appropriate. We also enter into agreements with our employees regarding the confidentiality and ownership of our intellectual property.

SEASONALITY

                Our business is somewhat seasonal both in terms of cash flow and revenues. Our cash flow has traditionally been strongest in the first and second quarters of the year due to the higher number of QCS and Teltech customers who renew and prepay their annual subscriptions during this period. With regard to revenues, while our historical QCS and SCRG segments are generally not seasonal, the recently acquired Guideline and Teltech businesses have traditionally experienced stronger revenues in the third and fourth quarters of the year. We believe this results from customers who seek to fully utilize their annual internal information budgets before the end of their fiscal years.

EMPLOYEES

                As of December 31, 2003, we had 223 full-time employees, including 39 marketing and sales employees, 112 consultants and research analysts and 72 administrative and general personnel. Our ability to develop, market and sell our services and to establish and maintain our competitive position will depend, in part, on our ability to attract and retain qualified personnel. While we believe that we have been successful to date in attracting such personnel, there can be no assurance that we will continue to do so in the future. We are not a party to any collective bargaining agreements with our employees. We consider our relations with our employees to be good.

                Our corporate headquarters are located at 625 Avenue of the Americas, New York, NY 10011, and the telephone number is (212) 645-4500. We make available free of charge through our website, www.findsvp.com, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the proxy statement for the annual meeting of stockholders, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 2. PROPERTIES

                At December 31, 2003 we leased office space as follows:

                o Approximately 32,000 square feet of office space at 625 Avenue of the Americas, New York, New York, which has been our main corporate office since 1987. This office also serves as the principal offices of our QCS and SCRG business segments. The lease is subject to standard escalation clauses, and expires in June 2013. Basic annual rent expense, determined on the straight-line basis over the term of the lease, is approximately $545,000.

                o Approximately 20,000 square feet at 641 Avenue of the Americas, New York, New York. This lease is subject to standard escalation clauses, and expires in June 2005. Basic annual rent expense, determined on the straight-line basis over the term of the lease, is approximately $497,000. We do not intend to renew or replace this lease when it expires as we have sufficient capacity at our offices at 625 Avenue of the Americas to house all personnel and property current residing there. Accordingly, we expect to save $497,000 of basic rent expense annually beginning in July 2005, less approximately $120,000 of net-sublease income.

                o Approximately 11,400 square feet at 3 West 35th Street, New York, NY, which is the principal location of our Quantitative Market Research business segment.

                o Approximately 7,500 square feet in Bloomington, MN which is the principal location of our Teltech business segment.

                o Approximately 4,000 square feet in Chicago, IL which is a satellite office of our Quantitative Market Research business segment.

                The future minimum lease payments under noncancellable operating leases as of December 31, 2003 were as follows:

--------------------------------------------------------------------------------

 YEAR ENDING DECEMBER 31                               OPERATING LEASES

      2004                                              $     1,108,000
      2005                                                    1,031,000
      2006                                                    1,029,000
      2007                                                      904,000
      2008                                                      874,000
      Thereafter                                              4,417,000
                                                     -------------------
      Total minimum lease payments                      $     9,363,000
                                                     ===================

--------------------------------------------------------------------------------


ITEM 3. LEGAL PROCEEDINGS

                From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to, and our property is not subject to, any material legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         Our common stock, par value $.0001 per share ("Common Stock") is traded on the Over The Counter Bulletin Board under the symbol "FSVP.OB". There were approximately 815 common shareholders of record on March 19, 2004. We currently do not and do not intend to pay cash dividends on our common stock in the foreseeable future, and we are restricted from doing so under the terms of its debt agreements. Cash generated from operations will be used for general corporate purposes, including acquisitions and supporting organic growth.

         The following table sets forth the range of high and low bids of our Common Stock for the calendar quarters indicated. The quotes listed below reflect inter-dealer prices or transactions solely between market-makers, without retail mark-up, mark-down or commission and may not represent actual transactions. In April 2001, due to its failure to comply with NASDAQ's $1.00 minimum bid price requirement, our shares of Common Stock were delisted. Trading has since continued to be conducted on the Over The Counter Bulletin Board.

PRICE RANGE              HIGH             LOW

2003
1st Quarter              1.38             1.03
2nd Quarter              1.60             1.10
3rd Quarter              1.90             1.30
4th Quarter              1.85             1.28

2002
1st Quarter              1.80             0.80
2nd Quarter              1.75             1.05
3rd Quarter              1.50             0.97
4th Quarter              1.53             1.30

CHANGES IN SECURITIES AND USE OF PROCEEDS

         During 2003, options to purchase 892,500 shares of common stock were granted under the Plan, at prices ranging from $1.15 to $1.80, to various employees, including 412,500 non-recurring option grants related to the acquisitions of Guideline and Teltech. These were private transactions not involving a public offering that were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. At the time of issuance, the foregoing securities were deemed to be restricted securities for purposes of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth our selected financial data as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999. The selected financial data set forth below has been derived from our audited consolidated financial statements and related notes for the respective fiscal years. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" of
Part II of this Report as well as our consolidated financial statements and notes thereto. These historical results are not necessarily indicative of the results to be expected in the future.


STATEMENTS OF OPERATIONS

                                                                             Years Ended December 31
                                                                             -----------------------
                                                                 (in thousands, except per share amounts)
                                                            2003          2002         2001          2000         1999
                                                            ----          ----         ----          ----         ----
Revenues                                                $ 31,569       $20,828      $22,215       $23,800      $22,738

Operating income (loss)                                      928       (1,007)      (1,148)         (753)          348

Net income (loss)                                            205       (1,124)        (945)         (535)          883

Net income (loss) attributable to
    common shareholders(1)                                 (75)       (1,124)        (945)         (535)          883

Net income (loss) per common share:
     Basic                                                (.01)         (.11)        (.12)         (.06)          .12
     Diluted                                              (.01)         (.11)        (.12)         (.06)          .12

Weighted average number of common shares:
     Basic                                               11,766        10,139        7,880          7,450        7,121
     Diluted                                             11,766        10,139        7,880          7,450        7,213

Cash dividends paid per
    common share                                             --            --           --            --          --


BALANCE SHEET DATA

                                                                                   As of December 31
                                                                                   -----------------
                                                                                     (in thousands)
                                                             2003           2002          2001           2000           1999
                                                             ----           ----          ----           ----           ----
Working capital (current assets
   less current liabilities)(2)                          $ (2,066)        $  (43)       $ (401)       $  (484)        $  770
Total Assets                                               23,602          9,538        10,692         11,012         11,443
Long-term notes payable,
   excluding current amounts                                3,170          1,200           895          1,685          3,039
Shareholders' equity                                        7,549          3,713         4,490          3,992          3,889

-----------------------------------------------------------------------------------------------------------------------------

(1) Net Income (Loss) attributable to common shareholders is the result of accretion on redeemable common stock and accrued preferred dividends for 2003 only. Accretion on redeemable common stock exists when the fair value of redeemable common stock exceeds the original amount of $727,000 at the balance sheet date. As of December 31, 2003, the fair value of the redeemable common stock was $977,000, resulting in $250,000 of accretion for the year then ended. The maximum fair value of the redeemable common is $1,090,000, as defined. Beginning at April 1, 2003, the Guideline acquisition date, preferred dividends are accrued at 8% per annum on the $500,000 preferred stock redemption value. At December 31, 2003, accrued dividends amounted to $30,000.

(2)  Working   Capital  is  reduced  by  $4,067,000,   $1,476,000,   $1,753,000,
     $2,071,000 and $1,929,000 of unearned income as of December 31, 2003, 2002,
     2001, 2000 and 1999, respectively. Such amounts reflect amounts billed, but not yet earned.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with "Selected Financial Data" as well as our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

GENERAL

         FIND/SVP, Inc. and its wholly-owned subsidiaries provide a full range of custom research, consulting, quantitative market research and outsourced information services that are designed to address our customers' critical business information needs. We function as many of our customers' primary information and business intelligence resource on an outsourced basis, especially among companies that have downsized their internal research staffs and information resources. We also serve as a reliable supplemental resource to customers' internal capabilities. As a result of our acquisitions in 2003 of each of Guideline and Teltech, combined with further internal development of new service offerings, we provide a range of specialized higher priced research and consulting services. For example, we currently provide quantitative custom market research and due diligence research services which serve to address particular strategic business information needs within specific markets such as R&D, healthcare, marketing and private equity/money management.

         We are organized into four business segments: Quick Consulting Service ("QCS"), which is a subscription-based service that functions like an in-house corporate research center for our customers; Strategic Consulting and Research Group ("SCRG"), which provides in-depth custom research and competitive intelligence services for larger projects; Quantitative Market Research, effectively the Guideline business, which provides full service quantitative custom market research services, such as large-scale consumer surveys; and Teltech, which provides a full range of outsourced information and consulting services to customers in R&D and related technical sectors. References to "Corporate" and "Other" in our financial statements refer to the portion of assets and activities that are not allocated to a segment.

         On April 1, 2003, we acquired Guideline, and Guideline's results of operations are included in our results of operations as of such date.

         On July 1, 2003, we acquired Teltech, and Teltech's results of operations are included in our results of operations as of such date.

RESULTS OF OPERATIONS - CALENDAR YEAR 2003 COMPARED TO CALENDAR YEAR 2002

REVENUES

         Revenues increased from $20,828,000 in 2002 to $31,569,000 in 2003. The increase in revenue was due to the acquisitions of Guideline on April 1, 2003, and Teltech on July 1, 2003, which are described in "Acquisitions" below, offset by declines in our QCS and SCRG segments. Specifically, QCS was affected by cancellations of retainer accounts, which were not sufficiently offset by new retainer sales during 2003. We believe that cancellations primarily resulted from continued weak general economic conditions, as well as the perception among certain customers that research can be conducted internally using the internet. The primary factor contributing to the decline in SCRG revenue was the decline in the number of new projects booked, which we believe resulted primarily from weak general economic conditions.

         QCS

         QCS revenues, which result from annual retainer contracts paid by clients on a monthly, quarterly, semi-annual or annual basis, decreased by $233,000, or 1.3%, from $18,624,000 in 2002 to $18,391,000 in 2003. The decrease from 2002 to 2003 was a result of cancellations that were not sufficiently offset by new clients and increased rates. We believe that cancellations were primarily a result of continued weak economic conditions, as well as the perception among certain customers that research can be conducted internally using the internet. At December 31, 2003, there were a greater number of annual renewals which were billed than during the same period in the prior year, and this contributed to a higher accounts receivable balance at December 31, 2003 than December 31, 2002. The monthly fees billed to retainer clients (the retainer base) decreased from the beginning of 2003 to the end of 2003 by 9.9%, from $1,488,338 to $1,341,285.

         SCRG

         SCRG revenues, which result from consulting engagements addressing clients' business issues, decreased by $789,000, or 35.8%, from $2,204,000 in 2002 to $1,415,000 in 2003. The decrease from 2002 to 2003 was due to the continued decline in new projects booked, which we believe resulted primarily from weak general economic conditions. The Customer Satisfaction Survey and Research Division accounted for 3.7% and 19.0% of SCRG's revenue for 2003 and 2002, respectively. The Customer Satisfaction Survey and Research Division was taken over by the Quantitative Market Research segment during 2003.

         QUANTITATIVE MARKET RESEARCH

         Quantitative Market Research revenues, which result from custom market research consulting engagements, such as conducting surveys and focus groups, were $7,669,000 from the date of acquisition through December 31, 2003. We acquired this line of business on April 1, 2003.

         TELTECH

         Teltech revenues, which result from on-demand research, outsourced information services, and in-depth projects, were $4,094,000 from the date of acquisition through December 31, 2003. We acquired this line of business on July 1, 2003.

COSTS OF PRODUCTS AND SERVICES SOLD

         Direct costs, which are those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases, increased by $7,103,000, or 70.8%, from $10,027,000 in 2002 to $17,130,000 in 2003. Direct costs represented 48.4%
and 54.3% of revenues, respectively, in 2002 and 2003. The increase in total direct costs was primarily the result of the acquisition of Guideline during the quarter ended June 30, 2003 and the acquisition of Teltech during the quarter ended September 30, 2003. Guideline's and Teltech's direct costs consist of both direct labor and direct costs, such as subcontractors who perform fieldwork for many of their projects, annual costs related to the use of external content providers, and other necessary costs incurred in order to fulfill client requests. Exclusive of Guideline and Teltech, direct costs decreased as a result of decreased use of sub-contractors in SCRG, and more favorable pricing from our use of outside electronic services. Excluding potential acquisitions and factoring in the impact of a full twelve months results of Guideline and Teltech, we expect direct costs as a percentage of sales in 2004 to be consistent with 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased by $1,703,000, or 14.4%, from $11,808,000, or 56.7% of revenue, in 2002 to $13,511,000, or
42.8% of revenue, in 2003. In 2003 and 2002, we recorded additional accruals of $468,000 and $257,000, respectively, under a severance plan approved by our Board of Directors. The increase in selling, general and administrative was due primarily to the acquisitions of Guideline, which took place during the quarter ended June 30, 2003 (total Guideline selling, general and administrative expenses were $1,309,000), and Teltech, which took place during the quarter ended September 30, 2003 (total Teltech selling, general and administrative expenses were $453,000), offset by various cost containment measures implemented during the year ended December 31, 2003. Excluding potential acquisitions, we expect selling, general and administrative expenses to increase in line with inflation in 2004.

INTEREST INCOME AND EXPENSE

         Interest income decreased by $13,000 from $15,000 in 2002 to $2,000 in 2003. The decrease in 2003 was a result of lower cash balances in interest bearing accounts throughout 2003.

         Interest expense increased by $531,000 from $156,000 in 2002 to $687,000 in 2003. The increase was a result of additional borrowings, related to the acquisitions of Guideline and Teltech, during the year ended December 31, 2003, which were partially offset by repayments on existing debt. Included in interest expense was non-cash interest expense of $182,000, which was accreted as additional interest expense due to the difference between the initial relative fair value and the stated value of the Petra debt.

OTHER INCOME

         We have a 9.1% interest in Strategic Research Institute, L.P. ("SRI"), and in March 2003, received an $87,000 distribution in respect of that interest. We share in profits of SRI, but do not share in losses. This is the first distribution that we received from this partnership interest, and the distribution was recognized as other income. SRI is a business conference and event company.

         We received dividends of $30,000 related to our cash surrender value of life insurance policies. This was reported as part of other income for the year ended December 31, 2003.

OPERATING INCOME (LOSS)

         Our results of operations improved by $1,935,000 from a loss of ($1,007,000) in 2002 to income of $928,000 in 2003. This is primarily the result of the acquisitions of Guideline and Teltech during 2003, offset by decreases in QCS and SCRG. See "Acquisitions" below for a description of the Guideline and Teltech transactions.

INCOME TAXES

         The $155,000 income tax provision for the year ended December 31, 2003 represents 43% of pre-tax income. The income tax provision was different than the statutory rate because expenses, such as meals and entertainment and key-man life insurance premiums, which are not deductible for tax purposes, resulted in a different effective tax rate than the statutory rate.

         The $339,000 income tax benefit for the year ended December 31, 2002 represents 23% of pre-tax loss. In 2002, a valuation allowance was provided for certain state and local carryforward net operating losses, as we determined that it was a reasonable possibility that such assets would not be realized during the carryforward period. We believe that it is reasonably possible that future valuation allowances will need to be recorded contingent upon our ability to produce future taxable income to offset deferred tax assets. The income tax benefit was lower than the statutory rate due primarily to the recording of a valuation allowance, and expenses, such as meals and entertainment and key-man life insurance premiums, which are not deductible for tax purposes.

RESULTS OF OPERATIONS - CALENDAR YEAR 2002 COMPARED TO CALENDAR YEAR 2001

REVENUES

         Revenues decreased from $22,215,000 in 2001 to $20,828,000 in 2002. The decreases in revenue, in all aspects of our business, were related to the weakened economy and the weakened market for our services, most notably since the events of September 11, 2001. Specifically, QCS was affected by cancellations of retainer accounts, which was not sufficiently offset by new business, during 2002. We believe that cancellations were primarily a result of weak economic conditions, where clients were constricting their budgets. The primary factor which contributed to the decline in SCRG revenue was the decline in the number of new projects booked as clients' budgets and initiatives could not support commitments for the longer-term projects, which SCRG provides.

         QCS

         QCS revenues, which result from annual retainer contracts paid by clients on a monthly, quarterly, semi-annual or annual basis, decreased by $790,000, or 4.1%, from $19,414,000 in 2001 to $18,624,000 in 2002. The decrease from 2001 to 2002 was a result of cancellations which were not sufficiently offset by new clients and increased rates. We believe that cancellations were primarily a result of weak economic conditions, with clients constricting their budgets. At December 31, 2002, there were a greater number of annual renewals which were billed than during the same period in the prior year, and this contributed to a higher accounts receivable balance at December 31, 2002 than December 31, 2001. The fees billed to retainer clients (the retainer base) increased from the beginning of 2002 to the end of 2002 by 1.2% from $1,470,659 to $1,488,338.

         SCRG

         SCRG revenues, which result from consulting engagements addressing clients' business issues, decreased by $597,000, or 21.3%, from $2,801,000 in 2001 to $2,204,000 in 2002. The decrease from 2001 to 2002 was due to the continued decline in new projects booked as clients' budgets and initiatives could not support commitments for the longer-term projects, which SCRG provides. The Customer Satisfaction Survey and Research Division accounted for 19.0% and 16.7% of SCRG's revenue for 2002 and 2001, respectively.

COSTS OF PRODUCTS AND SERVICES SOLD

         Direct costs, which are those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases, decreased by $939,000, or 8.6%, from $10,966,000 in 2001 to $10,027,000 in 2002. Direct costs represented 48.1%
and 49.4% of revenues, respectively, in 2002 and 2001. The decrease in total direct costs was due primarily to a decrease in expenses incurred on behalf of clients, in addition to a reduction in direct labor costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased by $589,000, or 4.8%, from $12,397,000, or 55.8% of revenue, in 2001 to $11,808,000, or 56.7% of revenue, in 2002. In 2002 and 2001, we recorded additional accruals of $257,000 and $228,000, respectively, under a severance plan approved by our Board of Directors. In 2001, selling, general and administrative expenses included approximately $169,000 in negative effects related to the events of September 11, 2001. The decrease in selling, general and administrative expenses in terms of dollars during 2002 was due primarily to reductions in labor costs and general expenses in response to cost containment measures that began in the second quarter of 2001. Bad debt expense decreased by $250,000 as a result of a significant improvement in accounts receivable management during 2002. Also, telecommunication costs decreased as a result of more favorable rates with carriers.

INTEREST INCOME AND EXPENSE

         Interest income decreased by $34,000 from $49,000 in 2001 to $15,000 in 2002. The decrease in 2002 was a result of lower cash balances in interest bearing accounts throughout 2002.

         Interest expense decreased by $90,000 from $246,000 in 2001 to $156,000 in 2002. The decrease was a result of the replacement of certain of our senior subordinated notes with a term note bearing a lower interest rate.

IMPAIRMENT ON INVESTMENT

         In 1999, we entered into an agreement with idealab! and Find.com, Inc. whereby we assigned the domain name "find.com" and licensed the use of certain rights to the trademarks "find.com" and "find" to Find.com, Inc. idealab! and Find.com, Inc. are not otherwise related to FIND. Under terms of the agreement, we received cash and non-marketable preferred shares in idealab!, and was entitled to certain future royalties. The preferred shares received were valued at $500,000, and carried various rights including the ability to convert them into common shares of Find.com, Inc., and a put option to resell the shares to idealab! The put option became exercisable in December 2002. Under the terms of the put option, idealab! could either repurchase the preferred shares for $1,500,000 in cash, or elect to return the find.com domain name to us. In the latter case, we would retain the preferred shares.

         In January 2003, we exercised our put option and idealab! declined to repurchase the preferred shares. This information was considered by us in our recurring evaluation of the carrying value of the preferred shares at the lower of historical cost or estimated net realizable value. Using this information together with other publicly available information about idealab!, we concluded the net realizable value of its idealab! preferred shares had declined to an estimated $185,000 at December 31, 2002, which resulted in a charge to operations of $315,000 during the quarter ended December 31, 2002. Since the idealab! preferred shares continue to be an investment in a start-up enterprise, it is reasonably possible in the near term that our estimate of the net realizable value of the preferred shares will be further reduced.

OPERATING (LOSS) INCOME

         Our operating results improved by $141,000 from a loss of $1,148,000 in 2001 to a loss of $1,007,000 in 2002. This is primarily the result of decreases in direct costs and selling, general and administrative expenses.

INCOME TAXES

         The $339,000 income tax benefit for the year ended December 31, 2002 represents 23% of pre-tax loss. In 2002, a valuation allowance was provided for certain state and local carryforward net operating losses, as we determined that it was a reasonable possibility that such assets would not be realized during the carryforward period. It is reasonably possible that future valuation allowances will need to be recorded contingent upon our ability to produce future taxable income to offset deferred tax assets. The income tax benefit was lower than the statutory rate due primarily to the recording of a valuation allowance, and expenses, such as meals and entertainment and key-man life insurance premiums, which are not deductible for tax purposes.

         The $400,000 income tax benefit for the year ended December 31, 2001 represents 29.7% of pre-tax loss. The income tax benefit was lower than the statutory rate due primarily to expenses, such as meals and entertainment expense and non-deductible goodwill, which are not deductible for tax purposes.

SEGMENT REPORTING

         We operated in four segments in 2003, but operated in two segments during 2002 and 2001. The increase in the number of segments is due to the acquisitions of Guideline and Teltech.

         Segment data, which is useful in understanding results, is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                              YEARS ENDED DECEMBER 31,
                                                                                                   (IN THOUSANDS)

                                                                                     2003                2002                2001
                                                                                   --------            --------            --------
REVENUES
   QCS                                                                             $ 18,391            $ 18,624            $ 19,414
   SCRG                                                                               1,415               2,204               2,801
   Quantitative Market Research                                                       7,669                  --                  --
   Teltech                                                                            4,094                  --                  --
                                                                                   --------            --------            --------
   Total revenues                                                                  $ 31,569            $ 20,828            $ 22,215
                                                                                   ========            ========            ========

OPERATING INCOME (LOSS)
   QCS                                                                             $  2,390            $  4,127            $  4,429
   SCRG                                                                                (499)                (99)               (314)
   Quantitative Market Research                                                         946                  --                  --
   Teltech                                                                              421                  --                  --
                                                                                   --------            --------            --------
     Segment operating income                                                         3,258               4,028               4,115
   Corporate and other (1)                                                           (2,330)             (5,035)             (5,263)
                                                                                   --------            --------            --------
   Operating income (loss)                                                         $    928            $ (1,007)           $ (1,148)
                                                                                   ========            ========            ========

DEPRECIATION AND AMORTIZATION
   QCS                                                                             $    762            $    460            $    539
   SCRG                                                                                 120                  59                  66
   Quantitative Market Research                                                          41                  --                  --
   Teltech                                                                               47                  --                  --
                                                                                   --------            --------            --------
      Total segment depreciation and amortization                                       970                 519                 605
    Corporate and other                                                                 173                 420                 482
                                                                                   --------            --------            --------
      Total depreciation and amortization                                          $  1,143            $    939            $  1,087
                                                                                   ========            ========            ========

TOTAL ASSETS

   QCS                                                                             $  2,990            $  3,161
   SCRG                                                                                 372                 467
   Quantitative Market Research                                                       3,071                  --
   Teltech                                                                            2,377                  --
                                                                                   --------            --------
      Total segment assets                                                            8,810               3,628
   Corporate and other                                                               14,792               5,910
                                                                                   --------            --------
      Total assets                                                                 $ 23,602            $  9,538
                                                                                   ========            ========

CAPITAL EXPENDITURES

   QCS                                                                             $    133            $    134            $    119
   SCRG                                                                                   5                   3                   5
   Quantitative Market Research                                                          --                  --                  --
   Teltech                                                                               --                  --                  --
                                                                                   --------            --------            --------
      Total segment capital expenditures                                                138                 137                 124
   Corporate and other                                                                  319                 320                 180
                                                                                   --------            --------            --------
      Total capital expenditures                                                   $    457            $    457            $    304
                                                                                   ========            ========            ========

(1) Includes certain direct costs and selling, general and administrative expenses not attributable to a single segment.

--------------------------------------------------------------------------------

         In 2003, we changed our internal overhead allocation methodology, which resulted in greater amounts of corporate overhead being allocated to our business segments in order to better gauge each segments contribution to our profitability. Also, the acquisitions of Guideline and Teltech triggered a reapportionment of corporate overhead allocations to business segments. Had this methodology been in place during 2002 and 2001, segment operating (loss) income and depreciation and amortization would have been, on a pro forma basis, as follows:

--------------------------------------------------------------------------------
                                                                         YEARS ENDED DECEMBER 31,
                                                                             (IN THOUSANDS)

                                                                   2003           2002           2001
                                                                 -------        -------        -------
                                                                  ACTUAL       PRO FORMA      PRO FORMA

OPERATING (LOSS) INCOME
   QCS                                                           $ 2,390        $ 1,527        $ 1,586
   SCRG                                                             (499)          (358)          (620)
   Quantitative Market Research                                      946             --             --
   Teltech                                                           421             --             --
                                                                 -------        -------        -------
     Segment operating income                                      3,258          1,169            966
   Corporate and other                                            (2,330)        (2,176)        (2,114)
                                                                 -------        -------        -------
      Operating loss                                             $   928        $(1,007)       $(1,148)
                                                                 =======        =======        =======

DEPRECIATION AND AMORTIZATION

   QCS                                                           $   762        $   647        $   750
   SCRG                                                              120             85             98
   Quantitative Market Research                                       41             --             --
   Teltech                                                            47             --             --
                                                                 -------        -------        -------
      Total segment depreciation and amortization                    970            732            848
   Corporate and other                                               173            207            239
                                                                 -------        -------        -------
      Total depreciation and amortization                        $ 1,143        $   939        $ 1,087
                                                                 =======        =======        =======

-------------------------------------------------------------------------------------------------------

QUARTERLY FINANCIAL DATA

         The following table sets forth selected quarterly data for the years ended December 31, 2003 and 2002 (in thousands, except per share data). The operating results are not indicative of results for any future period.


                                                                 Income (loss)     Net income      Income
                                                                    before           (loss)        (loss)         Income
                                                  Operating        provision      attributable       per        (loss) per
                                                    income       (benefit) for     to common        share:        share:
       Quarter Ended            Revenues            (loss)       income taxes     shareholders      basic         diluted
       -------------            --------            ------       -------------    -------------    -------        -------

March 31, 2003                  $ 5,102           $     5        $    65          $    45        $   0.00       $   0.00
June 30, 2003                     7,063                35           (150)            (251)          (0.02)         (0.02)
September 30, 2003                9,168               771            565              196            0.02           0.01
December 31, 2003                10,236               117           (120)             (65)          (0.00)         (0.00)

March 31, 2002                  $ 5,044           $  (674)       $  (674)         $  (473)       $  (0.05)      $  (0.05)
June 30, 2002                     5,226              (239)          (267)            (186)          (0.02)         (0.02)
September 30, 2002                5,209               113             79               55            0.01           0.00
December 31, 2002                 5,349              (207)          (600)            (520)          (0.05)         (0.05)


         In the fourth quarter of 2003, we recorded a charge of $309,000 related to the retirement of our President. In the fourth quarter of 2003, 2002 and 2001, charges related to severance costs of $127,000, $147,000 and $228,000, respectively, were recorded. Also, approximately $217,000 and $80,000 was recorded related to bonus and commission arrangements at December 31, 2003 and 2002, respectively. In the fourth quarter of 2002, we recorded a charge to operations of $315,000 to write-down the carrying value of our preferred shares of idealab!

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Historically, our primary sources of liquidity and capital resources have been cash flow from retainer accounts (including prepaid retainer fees from clients) and borrowings. Cash balances were $821,000 and $968,000 at December 31, 2003 and 2002, respectively. Our working capital position (current assets, less current liabilities) at December 31, 2003 was $(2,066,000) as compared to $(43,000) at December 31, 2002. Included in current liabilities is unearned retainer income of $4,067,000 and $1,476,000 as of December 31, 2003 and 2002, respectively. Such amounts reflect amounts billed, but not yet earned.

         Cash  provided  by  (used  in)  operating   activities   was  $870,000,
$(677,000)  and $299,000 in the years ended  December  31, 2003,  2002 and 2001, respectively.

         Cash used in investing activities was $7,427,000, $319,000 and $167,000 in the years ended December 31, 2003, 2002 and 2001, respectively. The primary use of cash was the acquisition of Guideline during the quarter ended June 30, 2003 for $3,895,000, and the acquisition of Teltech during the quarter ended September 30, 2003 for $3,075,000. Capital expenditures during 2003, 2002 and 2001 were mainly for computer hardware upgrades and leasehold improvements. Total capital expenditures were $457,000, $457,000 and $304,000 in the years ended December 31, 2003, 2002 and 2001, respectively. During the year ending December 31, 2004, we expect to spend approximately $500,000 for capital items, the major portions of which will be used for computer hardware and software upgrades and for leasehold improvements.

         Cash provided by financing activities was $6,410,000, $13,000 and $918,000 in the years ended December 31, 2003, 2002 and 2001, respectively. In 2003, the most significant items were: the net proceeds obtained from the borrowings under notes payable of $2,786,000, related to the acquisitions of Guideline and Teltech, offset by repayments of $435,000; the issuance of preferred stock for $693,000; the issuance of warrants for $1,507,000; the proceeds from the issuance of common stock of $1,707,000; and, the proceeds from exercise of stock options of $152,000. In 2001, the most significant item was the net proceeds obtained from the issuance of shares of common stock for $1,443,000.

         As of December 31, 2003, there was $1,200,000 outstanding on a term note with JP Morgan Chase Bank (the "Term Note"), of which $400,000 is classified as current. The Term Note bears interest at prime plus 1.25% (5.25% at December 31, 2003), and is payable in quarterly installments through December 31, 2006. Interest expense related to the Term Note amounted to $79,000 for the year ended December 31, 2003. The Term Note contains certain restrictions on the conduct of our business, including, among other things, restrictions, generally, on incurring debt, making investments, creating or suffering liens, tangible net worth, current ratio, cash flow coverage, or completing mergers.

         We maintain a $1,000,000 line of credit with JP Morgan Chase Bank (the "Line of Credit"). The Line of Credit bears interest at prime plus 0.50% (4.50% at December 31, 2003). As of December 31, 2003, $676,000 remains outstanding. The Line of Credit contains certain restrictions on the conduct of our business, including, among other things, restrictions, generally, on incurring debt, and creating or suffering liens.

         The Term Note and the Line of Credit are secured by a general security interest in substantially all of the Company's assets.

         On April 1, 2003, we amended and restated the Term Note and the Line of Credit with JP Morgan Chase Bank. These amended and restated agreements had the effect of reducing the Term Note principal amount from $2,000,000 to $1,500,000, and accelerating the final repayment date of the Term Note from December 31, 2006 to December 31, 2005. As a result, we will have a $500,000 balloon payment due at December 31, 2005 instead of making payments of $100,000 each quarter in 2006. In addition, JP Morgan Chase Bank consented to our acquisition of Guideline and the related financing transactions with Petra Mezzanine Fund L.P. ("Petra"), and amended various financial covenants of both the Term Note and the Line of Credit as follows:

     1) The previous debt to consolidated tangible net worth covenant of 2.00 was replaced with a senior debt to consolidated tangible net worth plus subordinated debt covenant of 0.75; and

     2) The previous consolidated tangible net worth covenant of $3,500,000 was replaced with a consolidated tangible net worth plus subordinated debt covenant of $3,300,000.

         In connection with the above, on April 1, 2003, the Company and JPMorgan Chase Bank entered into amendment No. 1 to their existing security agreement (the "Security Agreement Amendment"). Also on April 1, 2003, Guideline together with its subsidiaries executed and delivered in favor of JPMorgan Chase
Bank: (i) a security agreement (the "Subsidiary Security Agreement"), granting a lien and security interest on substantially all of our assets; and (ii) a guaranty agreement (the "Guaranty Agreement"), guaranteeing our payment and performance obligations under the Term Note and the Line of Credit.

         On November 13, 2003, we obtained an amendment and waiver to the Term Note ("Amendment No. 2") from JPMorgan Chase. Amendment No. 2 amended the debt covenant regarding tangible net worth plus subordinated debt of both the Term Note and Line of Credit by replacing the previous consolidated tangible net worth plus subordinated debt covenant of $3,300,000 with a consolidated tangible net worth plus subordinated debt covenant of $2,300,000.

         On August 18, 2003, the Term Note was amended to change the definition of consolidated current liabilities for purposes of calculating the ratio of current assets to current liabilities under the Term Note, to exclude unearned retainer income from the calculation.

         We are in compliance with all of our loan agreements, as amended, with JP Morgan Chase as of December 31, 2003.

         On April 1, 2003, we issued a Promissory Note (the "Note") to Petra with a face value of $3,000,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Guideline. Quarterly principal payments of $250,000 are due beginning March 31, 2006. The Note was recorded at its initial relative fair value of $1,868,000. The difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities of the Note, and the resulting effective interest rate is approximately 25%. Related interest expense was $484,000 for the year ended December 31, 2003, of which $164,000 related to the non-cash accretion of the carrying value of the Note for the year ended December 31, 2003. We have the right to prepay the Note at any time without premium or penalty. The Note is secured by a security interest in substantially all assets of the Company, and is subject to covenants relating to the conduct of our business including financial covenants related to a defined fixed charge coverage and a defined funded indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") ratio. We were in compliance with this loan agreement as of December 31, 2003.

         On July 1, 2003, we issued a Second Promissory Note (the "Second Note") also to Petra with a face value of $500,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Teltech, the business unit of Sopheon Corporation ("Teltech"). Quarterly principal payments of $42,000 are due beginning March 31, 2006. The Second Note was recorded at its initial relative fair value of $320,000. The difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities of the Second Note, and the resulting effective interest rate is approximately 25%. Related interest expense was $52,000 for the year ended December 31, 2003, of which $18,000 related to the non-cash accretion of the carrying value of the Note for the year ended December 31, 2003. We have the right to prepay the Second Note at any time without premium or penalty. The Second Note is secured by a security interest in substantially all assets of the Company, and is subject to covenants relating to the conduct of our business including financial covenants related to a defined fixed charge coverage and a defined funded indebtedness to EBITDA ratio. We were in compliance with this loan agreement as of December 31, 2003.

         Prior to their repayment in February 2002, we had Senior Subordinated Notes under debt agreements with investors. Such notes accrued interest at an annual rate of 12%. Interest expense under such notes was $12,000 and $112,000 in the years ended December 31, 2002 and 2001, respectively.

         We believe that our cash and cash equivalents on hand, including amounts drawn from the Term Note and the Line of Credit, cash generated from operations and collections of our accounts receivable, and the availability of the Line of Credit with JP Morgan Chase, will be sufficient to fund our operations for the foreseeable future.

CONTRACTUAL OBLIGATIONS

         The  following   table  includes   aggregate   information   about  our
contractual obligations as of December 31, 2003 and the periods in which payments are due.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   As of December 31, 2003
                                                                                        (in thousands)
                                                             ----------------------------------------------------------------------
                                                                            Less than         1 - 3          3 - 5           After 5
                                                              Total           1 year          years          years            years
                                                             ----------------------------------------------------------------------
Notes payable                                                $ 5,376          $1,076          $1,967          $2,333         $ --
Long term lease commitments                                    9,363           1,108           2,060           1,778          4,417
Deferred compensation and other                                  428              55              70              51            252
                                                             ----------------------------------------------------------------------
                                                             $15,167          $2,239          $4,097          $4,162         $4,669
                                                             ======================================================================
-----------------------------------------------------------------------------------------------------------------------------------

INFLATION

         We have in the past been able to increase the price of our products and services sufficiently to offset the effects of inflation on direct costs, and anticipate that we will be able to do so in the future.

OFF-BALANCE-SHEET ARRANGEMENTS

         As  of   December   31,   2003,   we  did  not  have  any   significant
off-balance-sheet   arrangements,  as  defined  in  Item  303(a)(4)(ii)  of  SEC
Regulation S-K.

CRITICAL ACCOUNTING POLICIES

         Our management's discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. Our preparation of our financial statements requires us to make estimates and judgments that affect reported amounts of assets, liabilities and revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowances for doubtful accounts, useful lives of property, plant and equipment and intangible assets, goodwill, deferred tax asset valuation allowances, valuation of non-marketable equity securities and other accrued expenses. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

REVENUE RECOGNITION

         Approximately 60% of the Company's 2003 revenues were derived from subscription contracts with customers, including all of the revenues of the QCS business segment and approximately 40% of the revenues of the Teltech business segment. The remaining 40% of the Company's 2003 revenues consisted of quantitative market research projects, in-depth consulting projects and outsourced information services.

         The Company's subscription services are provided under two different types of subscription contracts - retainer contracts and deposit contracts. Retainer contracts, which are used primarily by QCS, charge customers fixed monthly subscription fees to access QCS services, and revenues are recognized ratably over the term of each subscription. Retainer fees are required to be paid in advance by customers on either a monthly, quarterly or annual basis, and all billed amounts relating to future periods are recorded as an unearned retainer income liability on the Company's balance sheet. In the case of deposit contracts, which are used primarily by Teltech, a customer pays a fixed annual fee, which entitles it to access any of the Company's service offerings throughout the contract period, up to the total amount of the annual deposit fee. Since deposit account customers can "spend" their contract fee at any time within the annual contract period, deposit account revenues are only recognized within the contract period as services are actually provided to customers, with any unused deposit amounts recognized as revenue in the final month of the contract. As with retainer fees, deposit contract fees are required to be paid in advance, primarily annually, and any billed amounts relating to future periods are recorded as unearned retainer income, a current liability on the Company's balance sheet.

         With regard to the Company's non-subscription based services, including quantitative market research, in-depth consulting and outsourced information services, revenues are recognized primarily on a percentage-of-completion basis. The Company typically enters into discrete contracts with customers for these services on a project-by-project basis. Payment milestones differ from contract to contract based on the client and the type of work performed. Generally, the Company invoices a client for a portion of a project in advance of work performed, with the balance invoiced throughout the fulfillment period and/or after the work is completed. However, revenue and costs are only recognized to the extent of each contract's percentage-of-completion. Any revenue earned in excess of billings is recorded as a current asset on the Company's balance sheet, while any billings in excess of revenue earned, which represent billed amounts relating to future periods, are recorded as unearned revenue, a current liability on the Company's balance sheet.

GOODWILL AND INTANGIBLES

         Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Effective January 1, 2002 we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized. Instead, goodwill is evaluated for impairment using a two-step process that is performed at least annually and whenever events or circumstances indicate impairment may have occurred. The first step is a comparison of the fair value an internal reporting unit with its carrying amount including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, a second test is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of the goodwill is greater than the implied value, an impairment loss is recognized for the difference. The implied value of the goodwill is determined as of the test date by performing a purchase price allocation as if the reporting unit had just been acquired, using currently estimated fair values of the individual assets and liabilities of the reporting unit, together with an estimate of the fair value of the reporting unit taken as a whole. The estimate of the fair value of the reporting unit is based upon information available regarding prices of similar groups of assets, or other valuation techniques including present value techniques based upon estimates of future cash flow.

         Intangible Assets, including customer relationships, trademarks and other intangible assets are amortized over their estimated useful lives unless they are deemed to have indefinite useful lives. Upon the adoption of SFAS 142, intangible assets deemed to have indefinite useful lives, such as trade names, are not amortized and are subject to annual impairment tests. An impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. For other intangible assets subject to amortization, an impairment is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. Amortizable intangibles are tested for impairment if a triggering event occurs.

INCOME TAXES

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We have tax loss carryforwards that have been recognized as assets on our balance sheet. These assets are subject to expiration from 2013 to 2023. Realization of the net deferred tax assets is dependent on future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards. In 2002, after we performed an analysis of our deferred tax assets and projected future taxable income, a valuation allowance was provided for certain state and local carryforward tax operating loss assets, as we determined that it was more likely than not that these assets would not be realized during the carryforward period. It is reasonably possible that future valuation allowances will need to be recorded if we are unable to generate sufficient future taxable income to realize such deferred tax assets during the carryforward period.

NON-MARKETABLE EQUITY SECURITIES

         The preferred share securities in idealab! is an investment in a start-up enterprise. As of December 31, 2003, the carrying value of these preferred share securities is $185,000. It is reasonably possible in the near term that our estimate of the net realizable value of the preferred shares will be less than the carrying value of the preferred shares.

NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

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

         This Statement became effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. The Company adopted this statement in 2003, and has classified its redeemable convertible preferred stock and redeemable common stock as mezzanine equity, as the instruments are not mandatorily redeemable, but are redeemable at the option of the holder.

GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS

         In November 2002, FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. On January 1, 2003, we adopted the recognition and measurement provisions of FIN 45. The adoption of this interpretation did not have a material impact on the consolidated results of operations or financial position.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

         In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities". In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements" for companies that have interests in entities that are Variable Interest Entities (VIE) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE's expected losses or receives a majority of the VIE's expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of the provisions of this interpretation did not have an impact on the Company's Consolidated Financial Statements.

AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. SFAS No. 149 is effective on a prospective basis for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have an impact on the Company's Consolidated Financial Statements.

OTHER COMMITMENTS AND CONTINGENCIES

         Within thirty days from the first anniversary date of the acquisition of Guideline, a potential deferred consideration amount (the "One Year Deferred Consideration") of $1 million contingent upon Guideline achieving adjusted EBITDA (as defined in the purchase agreement) for the twelve-month period following the acquisition ("One Year Adjusted EBITDA") of at least $1.2 million would be due. If One Year Adjusted EBITDA is less than $1.2 million, but greater than $841,000, the One Year Deferred Consideration would be between $0 and $1.0 million based on a specific formula set forth in the purchase agreement. Each of the Sellers may separately elect to have up to fifty percent (50%) of the amount of any One Year Deferred Consideration payable to such Seller in an amount of duly authorized and non-assessable unregistered shares of Company common stock;

         Within thirty days from the second anniversary date of the acquisition of Guideline, a potential deferred consideration amount (the "Two Year Deferred Consideration") of $1.845 million contingent upon Guideline achieving adjusted EBITDA (as defined in the purchase agreement) for the 24-month period following the acquisition ("Two Year Adjusted EBITDA") of $2.65 million plus 25% of the amount by which Two Year Adjusted EBITDA exceeds $2.65 million would be due. If Two Year Adjusted EBITDA is less than $2.65 million, but greater than $2.2 million, the Two Year Deferred Consideration would be between $0 and $1.845 million based on a specific formula set forth in the purchase agreement.

         Contingent consideration of up to a maximum of $400,000 may become payable to Sopheon in the first half of 2004 if certain customer subscription renewal goals, as defined in the Teltech purchase agreement, are attained.

ACQUISITIONS

GUIDELINE

         On April 1, 2003, we purchased all of the issued and outstanding stock of Guideline. Guideline is a provider of quantitative custom market research. Guideline's ability to provide high-level analytic survey research was a strategic fit with our efforts to address our clients' critical business needs. The integration of Guideline's services allowed us to address the requirements of our many marketing and market research clients. The addition of Guideline will also make us one of the first fully comprehensive research and advisory firms to offer an inclusive suite of both primary and secondary specialized business intelligence, strategic research and consulting services.

         The consideration for this acquisition consisted of the following:

                  o Approximately $3,895,000 paid in cash, net of cash acquired (includes $431,000 of paid transaction costs as of December 31, 2003);

                  o 571,237 common shares (295,043 of the common shares were placed in escrow to secure the indemnification obligations of the sellers);

                  o Within thirty days from the first anniversary date of the acquisition, a potential deferred consideration amount (the "One Year Deferred Consideration") of $1 million contingent upon Guideline achieving adjusted EBITDA (as defined in the purchase agreement) for the twelve-month period following the acquisition ("One Year Adjusted EBITDA") of at least $1.2 million. If One Year Adjusted EBITDA is less than $1.2 million, but greater than $841,000, the One Year Deferred Consideration would be between $0 and $1.0 million based on a specific formula set forth in the purchase agreement. Each of the Sellers may separately elect to have up to fifty percent (50%) of the amount of any One Year Deferred Consideration payable to such Seller in an amount of duly authorized and non-assessable unregistered shares of Company common stock;

                  o Within thirty days from the second anniversary date of the acquisition, a potential deferred consideration amount (the "Two Year Deferred Consideration") of $1.845 million contingent upon Guideline achieving adjusted EBITDA (as defined in the purchase agreement) for the 24-month period following the acquisition ("Two Year Adjusted EBITDA") of $2.65 million plus 25% of the amount by which Two Year Adjusted EBITDA exceeds $2.65 million. If Two Year Adjusted EBITDA is less than $2.65 million, but greater than $2.2 million, the Two Year Deferred Consideration would be between $0 and $1.845 million based on a specific formula set forth in the purchase agreement.

         The 571,237 shares issued to the former owners of Guideline may be put back to the Company during a 120-day period beginning April 5, 2005. Such shares are classified in the balance sheet as redeemable common stock. If the shares are put back to the Company, the cash to be paid by the Company will be the greater of (i) $727,000, which was the defined initial redemption value of the shares at the acquisition date of Guideline, or (ii) a defined average trading price of the Company's common shares immediately prior to the exercise of the put. However, in the latter case, the cash to be paid by the Company upon exercise of the put is limited to 150% of the initial redemption value of the shares, or $1,090,000. The redeemable common shares were recorded at their fair value of $760,000 when issued. If the fair value of the shares at a balance sheet date is in the range between the initial redemption value of the shares and 150% of the original amount, the redemption value of such shares is accreted or decremented as a charge or credit, respectively, to "Capital in excess of par value" using the defined redemption value of the shares at each balance sheet date. For the year ended December 31, 2003, the Company recorded accretion on redeemable common stock of $250,000, resulting in redeemable common stock of $977,000 at December 31, 2003.

         Simultaneously  with  the  acquisition,   Guideline  entered  into  new
employment agreements with each of the sellers, as well as three other senior executives of Guideline.

         This acquisition was financed at closing with the combination of the Company's cash resources, the assumption of certain liabilities of Guideline and by the receipt of cash of $3,303,000 (net of financing costs) consisting of (a) a promissory note with a $3,000,000 face value; (b) the issuance of 333,333 shares of convertible, redeemable, Series A preferred stock ("Preferred Stock"); and (c) the issuance of a warrant.

         The 333,333 shares of Preferred Stock were issued pursuant to a Series A Preferred Stock Purchase Agreement (the "Preferred Stock Purchase Agreement") dated April 1, 2003. These shares have been recorded at estimated fair value of $693,000 using the relative fair value method. The Preferred Stock is convertible into shares of the Company's common stock one-for-one, subject to adjustment for certain dilutive issuances, splits and combinations. The Preferred Stock is also redeemable at the option of the holders of the Preferred Stock beginning April 1, 2009, at a redemption price of $1.50 per share, or $500,000 in the aggregate, plus all accrued but unpaid dividends. The holders of the Preferred Stock are entitled to receive cumulative dividends, prior and in preference to any declaration or payment of any dividend on the common stock of the Company, at the rate of 8% on the $500,000 redemption value, per annum, payable in cash or through the issuance of additional shares of Preferred Stock at the Company's discretion. The holders of shares of Preferred Stock have the right to one vote for each share of common stock into which shares of the Preferred Stock could be converted into, and with respect to such vote, each holder of shares of Preferred Stock has full voting rights and powers equal to the voting rights and powers of the holders of the Company's common stock. For the year ended December 31, 2003, the Company recorded preferred dividends of $30,000, resulting in Preferred Stock of $530,000 at December 31, 2003.

         In connection with this loan agreement and the Preferred Stock Purchase Agreement, the Company issued a warrant to purchase 675,000 shares of the Company's common stock, at an exercise price of $.01 per share, subject to adjustment for reorganization or distribution of common stock, or the issuance of convertible or option securities (the "Warrant"). This Warrant was recorded at its estimated fair value of $742,000 using the relative fair value method. The Warrant is immediately exercisable, and, for a four-year period commencing in 2009, the holder has the right to cause the Company to use commercially reasonable efforts to complete a private placement to sell the shares of the Company's common stock issuable upon exercise of the Warrant (the "Warrant Shares") to one or more third parties at a price equal to the market value of the Warrant Shares based on the closing bid price of the Company's common shares as of the date the holder so notifies the Company that it is exercising its put right.

         We also entered into an investor rights agreement (the "Investor Rights Agreement") dated April 1, 2003 among Petra Mezzanine Fund, L.P. ("Petra"), David Walke, the Company's CEO, and Martin Franklin, Chairman of the Board of the Company, pursuant to which, among other things, Petra was granted certain rights with respect to the Company's Common Stock issuable upon conversion of the Preferred Stock and Warrant. The Investor Rights Agreement also provides Petra with certain registration, demand, piggyback and co-sale rights.

         We will finalize our valuation of the assets and liabilities we acquired for our allocation of the purchase price of the Guideline transaction by the end of the first quarter of 2004.

TELTECH

         As of July 1, 2003, Ttech Acquisition Corp. ("Ttech"), a subsidiary of the Company, purchased from Sopheon Corporation ("Sopheon") assets and assumed certain specified liabilities of Sopheon's Teltech business unit ("Teltech"). Teltech is a provider of custom research and information services, focused on R&D and engineering departments of larger corporations, markets into which the Company would like to expand. This acquisition offered significant cross-selling opportunities and cost synergies.

         The consideration for this acquisition consisted of the following:

                  o Approximately $3,075,000 paid in cash (including $17,000 of transaction costs). As of December 31, 2003, of the $163,000 in transaction costs, approximately $146,000 of transaction costs remains accrued.

                  o 32,700 unregistered shares of the Company's Common Stock, valued at $50,000. These shares were placed in escrow to secure the indemnification obligations of the Sellers set forth in the purchase agreement through June 25, 2004, pursuant to an escrow agreement among Sopheon, the Company, Ttech and Kane Kessler, P.C. (the "Escrow Agreement").

                  o Contingent consideration of up to a maximum of $400,000 may become payable by the Company to Sopheon in the first half of 2004 if certain customer subscription renewal goals, as defined in the purchase agreement, are attained.

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

                  o The receipt of $416,000 of cash (net of financing costs) from the issuance of a $500,000 promissory note with a relative fair value of $320,000 and warrant to purchase 70,000 shares of the Company's common stock with a relative fair value of $96,000.

         The Company is in the process of finalizing its valuation of the assets and liabilities it has acquired and assumed for its allocation of the purchase price of the Teltech transaction. The Company expects to finalize its valuation no later than the second quarter of 2004. The Company's preliminary allocation of the purchase price of the Guideline and Teltech acquisitions is subject to refinement based on the final determination of fair values.

         The following table sets forth the components of the purchase price for both the Guideline and Teltech acquisitions:


                                                                            Guideline             Teltech              Total
                                                                            ---------             -------              -----
Cash paid (including transaction costs)                                    $ 3,895,000         $  3,075,000        $ 6,970,000
Accrued transaction costs                                                           --              146,000            146,000
Common stock issued to sellers                                                 760,000               50,000            810,000
                                                                     ---------------------------------------------------------
   Total purchase consideration                                            $ 4,655,000         $  3,271,000        $ 7,926,000
                                                                     =========================================================

         The following table provides the preliminary estimated fair value of the acquired assets and assumed liabilities:


------------------------------------------------------------------------------------------------------------------------------
                                                                            Guideline             Teltech              Total
                                                                            ---------             -------              -----
Current assets                                                          $    1,786,000         $  1,235,000        $ 3,021,000
Property and equipment                                                         102,000              287,000            389,000
Other assets                                                                   267,000                   --            267,000
Liabilities assumed, current                                                (2,236,000)          (3,358,000)        (5,594,000)
Liabilities assumed, non-current                                               (67,000)                  --            (67,000)
                                                                     ---------------------------------------------------------
   Fair value of net liabilities assumed                                      (148,000)          (1,836,000)        (1,984,000)
Preliminary goodwill                                                         4,234,000            4,456,000          8,690,000
Amortizable intangible assets                                                  421,000              527,000            948,000
Indefinite-lived intangible assets                                             148,000              124,000            272,000
                                                                     ---------------------------------------------------------
  Total purchase consideration                                          $    4,655,000         $  3,271,000        $ 7,926,000
                                                                     =========================================================

------------------------------------------------------------------------------------------------------------------------------

         In accordance with the provisions of SFAS No. 142 "Goodwill and other Intangible Assets", we will not amortize goodwill and other intangible assets with indefinite lives recorded in connection with the acquisitions of Guideline and Teltech. We will perform an annual impairment test of goodwill and other intangible assets, once finalized, but have not yet determined what effect these tests will have on the results of operations or the financial position of the Company in future periods.

         Amortizable intangible assets are amortized over a period of 7 years. Amortization of intangible assets was $83,000 for the year ended December 31, 2003.

         The unaudited pro forma information below represents our consolidated results of operations as if the acquisitions of Guideline and Teltech had occurred as of January 1, 2003 and 2002. The unaudited pro forma information has been included for comparative purposes and is not indicative of the results of operations of the consolidated Company had the acquisition occurred as of January 1, 2003 and 2002, nor is it necessarily indicative of future results.

PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)

-------------------------------------------------------------------------------
                                                        TWELVE MONTHS ENDED
                                                            DECEMBER 31,
                                                       2003            2002
                                                       ----            ----
Total pro forma revenue                             $37,200,000    $ 37,975,000
Pro forma net income (loss)                         $   134,000    $   (339,000)
Pro forma earnings (loss) per share
attributable to common shareholders:
       Basic and diluted                            $      0.01    $      (0.04)
-------------------------------------------------------------------------------

         On a pro forma basis, revenues are recorded primarily based on usage, resulting in lower recognized revenue in 2003 than in 2002. On a pro forma basis, content costs and various indirect costs were further streamlined, resulting in greater cost synergies in 2003 than in 2002.

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

FACTORS THAT COULD AFFECT OUR FUTURE RESULTS

WE ARE DEPENDENT ON CLIENT RENEWALS OF OUR RETAINER-BASED SERVICES.

         We derived approximately 60% of our total revenues in 2003 from QCS, our subscription-based retainer business. In the year ended December 31, 2003, QCS experienced a 14.8% decrease in retainer clients, and a 12.0% decrease in holders of it's the QCS membership card. We may not be successful in maintaining retainer renewal rates or the size of its retainer client base. Also, our ability to renew retainer accounts is subject to a number of risks, including the following:

         o We may be unsuccessful in delivering consistent, high quality and timely analysis and advice to our clients.

         o We may not be able to hire and retain a large and growing number of highly talented professionals in a very competitive job market.

         o We may be unsuccessful in understanding and anticipating market trends and the changing needs of our clients.

         o We may not be able to deliver products and services of the quality and timeliness to withstand competition.

         If we are unable to successfully maintain our retainer rates or sustain the necessary level of performance, such an inability could have a material adverse effect on our business and financial results, which may require us to modify our business objectives or reduce or cease some of products and services that we offer.

WE ARE DEPENDENT ON THE REVENUE WE RECEIVE FROM NON-RECURRING SCRG AND QUANTITATIVE MARKET RESEARCH ENGAGEMENTS.

         We derived approximately 5% of our revenues during the year ended December 31, 2003, from SCRG and approximately 24% of our revenues during the year ended December 31, 2003, from Quantitative Market Research. We currently anticipate growth in revenues from SCRG and Quantitative Market Research as projected demand increases for projects of longer duration and complexity. SCRG and Quantitative Market Research engagements vary in number, size and scope and typically are project based and non-recurring. Our ability to replace completed SCRG and Quantitative Market Research engagements with new engagements is subject to a number of risks, including the following:

         o We may be unsuccessful in delivering consistent, high quality and timely consulting services to our clients.

         o We may not be able to hire and retain a large and growing number of highly talented professionals in a very competitive job market.

         o We may be unsuccessful in understanding and anticipating market trends and the changing needs of our clients.

         o We may not be able to deliver consulting services of the quality and timeliness to withstand competition.

         If we are not able to replace completed SCRG and Quantitative Market Research engagements with new engagements, such an inability could have a material adverse effect on our business and financial results, which may require us to modify our business objectives or reduce or cease some of the products and services that we offer.

OUR OPERATING RESULTS ARE SUBJECT TO POTENTIAL FLUCTUATIONS BEYOND OUR CONTROL.

         Our operating results vary from quarter to quarter. We expect future operating results to fluctuate due to several factors, many of which are out of our control:

         o The disproportionately large portion of our QCS retainers that expire in the fourth quarter of each year.

         o The level and timing of renewals of retainers and subscriptions of our QCS and Teltech services.

         o The mix of QCS and Teltech revenue versus SCRG and Quantitative Market Research revenue.

         o The number, size and scope of SCRG and Quantitative Market Research engagements in which we are engaged, the degree of completion of such engagements, and our ability to complete such engagements.

         o    The timing and amount of new business generated by us.

         o The timing of the development, introduction, and marketing of new products and services and modes of delivery.

         o    The timing of hiring consultants and corporate sales personnel.

         o Consultant utilization rates and specifically, the accuracy of estimates of resources required to complete ongoing SCRG and Quantitative Market Research engagements.

         o    Changes in the spending patterns of our clients.

         o    Our accounts receivable collection experience.

         o    Competitive conditions in the industry.

         Due to these factors, we believe period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations.

WE MAY NOT BE ABLE TO TIMELY RESPOND TO RAPID CHANGES IN THE MARKET OR THE NEEDS OF OUR CLIENTS.

         Our success depends in part upon our ability to anticipate rapidly changing market trends and to adapt our products and services to meet the changing needs of our clients. Frequent and often dramatic changes, including the following, characterize our industry:

         o    Introduction of new products and obsolescence of others.

         o Changing client demands concerning the marketing and delivery of our products and services.

         This environment of rapid and continuous change presents significant challenges to our ability to provide our clients with current and timely analysis and advice on issues of importance to them. We commit substantial resources to meeting these challenges. If we fail to provide insightful timely information in a manner that meets changing market needs, such a failure could have a material and adverse effect on our future operating results.

WE ARE DEPENDENT ON OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL.

         We need to hire, train and retain a significant number of additional qualified employees to execute our strategy and support our growth. In particular, we need trained consultants, corporate sales specialists, and product development and operations staff. We continue to experience intense competition in recruiting and retaining qualified employees. The pool of experienced candidates is small, and we compete for qualified employees against many companies. If we are unable to successfully hire, retain, and motivate a sufficient number of qualified employees, such an inability will have a material adverse effect on our business and financial results.

WE FACE SEVERE COMPETITION.

         The consulting industry is extremely competitive. We compete directly with other independent providers of similar services and indirectly with the internal staffs of current and prospective client organizations. We also compete indirectly with larger electronic and print media companies and consulting firms. Our indirect competitors, many of which have substantially greater financial, information gathering and marketing resources than us, could choose to compete directly against us in the future.

         Our current and future competitors may develop products and services that are more effective than our products and services. Competitors may also produce their products and services at less cost and market them more effectively. If we are unable to successfully compete against existing or new competitors, such an inability will have a material adverse effect on our operating results and would likely result in pricing pressure and loss of market share.

WE MAY NOT BE SUCCESSFUL IN THE DEVELOPMENT AND MARKETING OF NEW PRODUCTS OR SERVICES.

         Our future success depends on our ability to develop or acquire new products and services that address specific industry and business sectors and changes in client requirements. The process of internally researching, developing, launching and gaining client acceptance of a new product or service is inherently risky and costly. Assimilating and marketing an acquired product or service is also risky and costly. Currently, we have formed several strategic alliances with other information providers and various business associations in order to expand our client base and allow for the rollout of a new service continuum. If we are unable to develop new products and services or manage our strategic investments, such inabilities could have a material adverse effect on our operating results.

WE ARE DEPENDENT ON KEY PERSONNEL, THE LOSS OF ANY MAY ADVERSELY AFFECT US.

         We rely, and will continue to rely, in large part on our key management, research, consulting, sales, product development and operations personnel. Our success in part depends on our ability to motivate and retain highly qualified employees. If a majority of the members of our Operating Management Group leave the Company, such loss or losses could have a material adverse effect on us.

OUR PRODUCT PRICING MAY LIMIT OUR POTENTIAL MARKET.

         Our pricing strategy may limit the potential market for our QCS, Teltech, SCRG, and Quantitative Market Research services. As a result, we may be required to reduce prices for our various services or to introduce new products and services with lower prices in order to expand or maintain our market share or broaden our target market. These actions could have a material adverse effect on our business and results of operations.

WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR GROWTH.

         Growth places significant demands on our management, administrative, operational and financial resources. Our ability to manage growth, should it continue to occur, will require us to continue to improve our systems and to motivate and effectively manage an evolving workforce. If our management is unable to effectively manage a changing and growing business, the quality of our products, our retention of key employees, and our results of operations could be materially adversely affected.

ANY ACQUISITIONS THAT WE ATTEMPT OR COMPLETE COULD PROVE DIFFICULT TO INTEGRATE OR REQUIRE A SUBSTANTIAL COMMITMENT OF MANAGEMENT TIME AND OTHER RESOURCES.

         As part of our business strategy, we look to buy or make investments in complementary businesses, products and services. If we find a business we wish to acquire, we could have difficulty negotiating the terms of the purchase, financing the purchase, and integrating and assimilating the employees, products and operations of the acquired business. Acquisitions may disrupt the ongoing business of the Company and distract management. Furthermore, acquisition of new businesses may not lead to the successful development of new products, or if developed, such products may not achieve market acceptance or prove to be profitable. A given acquisition may also have a material adverse effect on our financial condition or results of operations. In addition, we may be required to incur debt or issue equity to pay for any future acquisitions.

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

OUR SIGNIFICANT INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH.

         We have significant indebtedness with a face value of approximately $5.3 million, comprised of approximately $1.2 million of senior debt and $3.5 million of subordinated debt.

Additionally, we have approximately $320,000 of availability remaining under a $1.0 million senior line of credit which would create additional indebtedness if drawn down upon. The affirmative, negative and financial covenants of these debt facilities could limit our future financial flexibility. The associated debt service costs and principal repayment could impair future cash flow and operating results. Our outstanding debt may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue future business opportunities requiring substantial investments of additional capital.

OUR COMMON STOCK IS SUBJECT TO RULES REGARDING "PENNY STOCKS" WHICH MAY AFFECT ITS LIQUIDITY.

         In April 2001, due to our failure to comply with NASDAQ's minimum bid price, our common stock was delisted from the NASDAQ and is now traded on the OTC Bulletin Board. Because the trading price of our common stock is currently below $5.00 per share, trading is subject to certain other rules of the Securities Exchange Act of 1934. Such rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock." "Penny stock" is defined as any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery of a disclosure schedule explaining the penny stock market and the risks associated with that market before entering into any penny stock transaction. Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. The rules also impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale. Finally, monthly statements are required to be sent disclosing recent price information for the penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock. This could severely limit the market liquidity of our common stock and your ability to sell the common stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary exposures to market risks include fluctuations in interest rates on our short-term and long-term borrowings with a balance of $1,876,000 as of December 31, 2003 under a credit facility. Management does not believe that the risk inherent in the variable-rate nature of these instruments will have a material adverse effect on our consolidated financial statements. However, no assurance can be given that such a risk will not have a material adverse effect on our financial statements in the future.

         As of December 31, 2003, the outstanding balance on all of our variable-rate credit facilities was $1,876,000. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $20,000 on an annual basis. Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

         During 2003, we borrowed approximately $676,000 under the Line of Credit, and as of December 31, 2003, approximately the same was outstanding under this line. Interest expense related to this note amounted to approximately $14,000 for the year ended December 31, 2003.

         Except as set forth in the preceding paragraph, there has been no material change in our assessment of our sensitivity to market risk as of December 31, 2003, as compared to the information included in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of our Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on April 11, 2003.

         We do not invest or trade in any derivative financial or commodity instruments, nor do we invest in any foreign financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are submitted in a separate section of this report on pages F-1 through F-33.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

          During the quarter ended June 30, 2003, we integrated the internal controls of Guideline as a result of its acquisition by the Company on April 1, 2003. Our management, including the Chief Executive Officer and Chief Financial Officer, also concluded that Guideline's controls and procedures were effective.

          During the quarter ended September 30, 2003, we integrated the internal controls of Teltech as a result of its acquisition by the Company on July 1, 2003. Our management, including the Chief Executive Officer and Chief Financial Officer, also concluded that Teltech's controls and procedures were effective.

         Except as mentioned above, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, Section 16(a) compliance and the Company's
code  of  Ethics,   appearing  under  the
captions "Election of Directors," "Committees of the Board," "Other Matters" and "Code of Ethics" of our proxy statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference. The proxy statement is anticipated to be filed with the Commission on or about April 29, 2004.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by Item 11 appearing under the caption "Executive Compensation" of our proxy statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference. The proxy statement is anticipated to be filed with the Commission on or about April 29, 2004.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2003:

-----------------------------------------------------------------------------------------------------------------------------------
                                                     Number of securities to                                     Number of
                                                     be issued upon exercise                                     securities
                                                     of outstanding options,        Weighted-average            available for
            Plan category                             warrants, and rights          exercise price            future issuance
            -------------                            -----------------------        ----------------          ---------------

EQUITY COMPENSATION PLANS APPROVED BY
    SECURITY HOLDERS:

FIND/SVP, Inc. 1996 Stock Incentive Plan                  1,825,900                     $   0.94                  723,938

FIND/SVP, Inc. 2003 Stock Incentive Plan                    812,500                         1.33                  687,500
                                                          ---------                     --------                ---------
Total                                                     2,638,400                     $   1.06                1,411,438
                                                          =========                     ========                =========

-----------------------------------------------------------------------------------------------------------------------------------

         For a description of the equity compensation plans above, see Note 8 of
Item 8. Financial Statements and Supplementary Data appearing elsewhere in this Form 10-K.

         The information required by Item 12 appearing under the captions "Executive Compensation - Equity Compensation Plans" and "Security Ownership of Certain Beneficial Owners and Management" of our proxy statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference. The proxy statement is anticipated to be filed with the Commission on or about April 29, 2004.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 appearing under the caption "Certain Relationships and Related Transactions" of our proxy statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference. The proxy statement is anticipated to be filed with the Commission on or about April 29, 2004.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by Item 14 appearing under the caption "Principal Accountant Fees and Services" of our proxy statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference. The proxy statement is anticipated to be filed with the Commission on or about April 29, 2004.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:
    (1) Financial Statements:

                                                                                             Location
                                                                                              In 10-K
                                                                                        --------------------

         Index to Consolidated Financial Statements and Schedule                                F-1

         Independent Auditors' Report                                                           F-2

         Consolidated balance sheets - December 31, 2003 and 2002                               F-3

         Consolidated statements of operations - Years ended December 31, 2003,
         2002 and 2001                                                                          F-4

         Consolidated statements of changes in shareholders' equity - Years ended
         December 31, 2003, 2002 and 2001                                                       F-5

         Consolidated statements of cash flows - Years ended December 31, 2003,
         2002 and 2001                                                                          F-6

         Notes to consolidated financial statements                                             F-7


(2) Financial Statement Schedule:

         Independent Auditors' Report on Supplemental Schedule                                 F-32

         Valuation and Qualifying Accounts on Schedule II                                      F-33

(b) Reports on Form 8-K

         In a Form 8-K filed on November 17, 2003, the Company filed a press release announcing its third quarter 2003 earnings.

(c) Exhibits:

        Exhibit Number            Description of Exhibit
        --------------            -----------------------
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

        3.8                       Certificate  of  Amendment of  Certificate  of Incorporation of the Company
                                  (incorporated by reference to the  Company's  Form 8-K filed on April 16, 2003).

        3.9                       By-laws of the Company (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1987)

        3.10                      Amendment to the By-laws of the Company  (incorporated by reference to the
                                  Company's Form 10-K filed for the year ended December 31, 2002)

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

        #10.6                     The Company's  401(k) and Profit Sharing Plan (incorporated by reference to the
                                  Company's Form S-8, filed on March 29, 1996)

        #10.7                     The Company's 1996 Stock Option Plan (incorporated  by reference to the Company's
                                  Definitive Proxy Statement, filed on May 10, 2002)

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

        #10.12                    Amended and restated Employment Agreement, dated November 21, 2001, between the
                                  Company and Andrew P. Garvin (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 2001)

        #10.13                    Amendment No. 1 to Amended and Restated Employment Agreement, dated December 31,
                                  2002, between the Company and Andrew P. Garvin (incorporated by reference to the
                                  Company's Form 10-K filed for the year ended December 31, 2002)

        #10.14                    Employment Agreement, dated November 21, 2001, between the Company and David Walke
                                  (incorporated by reference to the Company's Form 10-K filed for the year ended
                                  December 31, 2001)

        #10.15                    Employment Agreement, dated February 6, 2002, between the Company and Martin E.
                                  Franklin (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 2001)

        #10.16                    Employment Agreement, dated May 13, 2002, between the Company and Peter M. Stone
                                  (incorporated by reference to the Company's Form 10-Q filed for the quarter ended
                                  June 30, 2002)

        #10.17                    Employment Agreement, dated May 13, 2002, between the Company and Daniel S.
                                  Fitzgerald (incorporated by reference to the Company's Form 10-Q filed for the quarter ended June 30, 2002)

        *10.18                    Separation Agreement, dated December 31, 2003, between the Company and Andrew P.
                                  Garvin

        10.19                     Stock Purchase Agreement, dated as of April 1, 2003, by and among Jay L.
                                  Friedland, Robert La Terra, Guideline Research Corp. and the Company
                                  (incorporated by reference to the Company's Form 8-K filed on April 16, 2003)

        10.20                     Escrow Agreement, dated as of April 1, 2003, by and among Jay L. Friedland,
                                  Robert La Terra, Morris Whitcup, the Company, Inc. and Kane Kessler, P.C.
                                  (incorporated by reference to the Company's Form 8-K filed on April 16, 2003)

        10.21                     Employment Agreement, dated as of April 1, 2003, by and between Jay L. Friedland and Guideline Research Corp. (incorporated by reference to the Company's Form
                                  8-K filed on April 16, 2003)

        10.22                     Employment Agreement, dated as of April 1, 2003, by and between Robert La Terra and Guideline Research Corp. (incorporated by reference to the Company's Form
                                  8-K filed on April 16, 2003)

        10.23                     Stock Option Agreement, dated April 1, 2003, by and between the Company and
                                  Robert La Terra (incorporated by reference to the Company's Form 8-K filed on
                                  April 16, 2003)

        10.24                     Promissory Note, dated as of April 1, 2003, made by the Company in favor of
                                  Petra Mezzanine Fund, L.P. (incorporated by reference to the Company's Form 8-K filed on April 16, 2003)

        10.25                     Loan Agreement, dated as of April 1, 2003, by and between Petra Mezzanine Fund,
                                  L.P. and the Company (incorporated by reference to the Company's Form 8-K filed on April 16, 2003)

        10.26                     Security Agreement, dated as of April 1, 2003, made by the Company in favor of
                                  Petra Mezzanine Fund, L.P. (incorporated by reference to the Company's Form 8-K filed on April 16, 2003)

        10.27                     Trademark and Patent Security Agreement, dated as of April 1, 2003, made by the
                                  Company in favor of Petra Mezzanine Fund, L.P. (incorporated by reference to the
                                  Company's Form 8-K filed on April 16, 2003)

        10.28                     Security Agreement, dated as of April 1, 2003, made by Guideline Research Corp.,
                                  Tabline Data Services, Inc., Guideline/Chicago, Inc., Advanced Analytics, Inc.
                                  and Guideline Consulting Corp. in favor of Petra Mezzanine Fund, L.P.
                                  (incorporated by reference to the Company's Form 8-K filed on April 16, 2003)

        10.29                     Guaranty Agreement, dated as of April 1, 2003, made by Guideline Research Corp.,
                                  Tabline Data Services, Inc., Guideline/Chicago, Inc., Advanced Analytics, Inc.
                                  and Guideline Consulting Corp. in favor of Petra Mezzanine Fund, L.P.
                                  (incorporated by reference to the Company's Form 8-K filed on April 16, 2003)

        10.30                     Series A Preferred Stock Purchase Agreement, dated as of April 1, 2003, by and between Petra Mezzanine Fund, L.P. and the Company (incorporated by reference to the Company's Form 8-K filed on April 16, 2003)

        10.31                     Stock Purchase Warrant issued as of April 1, 2003, by the Company to Petra
                                  Mezzanine Fund, L.P. (incorporated by reference to the Company's Form 8-K filed on April 16, 2003)

        10.32                     Investor Rights Agreement, dated as of April 1, 2003, by and among the Company,
                                  Petra Mezzanine Fund, L.P., Martin E. Franklin and David Walke (incorporated by reference to the Company's Form 8-K filed on April 16, 2003)

        10.33                     Amended and Restated Term Promissory Note, dated as of April 1, 2003, made by the Company in favor of JPMorgan Chase Bank (incorporated by reference to the
                                  Company's Form 8-K filed on April 16, 2003)

        10.34                     Amended and Restated Senior Grid Promissory Note, dated as of April 1, 2003, made by the Company in favor of JPMorgan Chase Bank (incorporated by reference to the
                                  Company's Form 8-K filed on April 16, 2003)

        10.35                     Amendment No. 1 to Security Agreement, dated as of April 1, 2003, made by the
                                  Company and JPMorgan Chase Bank (incorporated by reference to the Company's Form
                                  8-K filed on April 16, 2003)

        10.36                     Subordination Agreement, dated as of April 1, 2003, Petra Mezzanine Fund, L.P., the Company, Guideline Research Corp., Tabline Data Services, Inc.,
                                  Guideline/Chicago, Inc., Advanced Analytics, Inc., Guideline Consulting Corp.,
                                  and JPMorgan Chase Bank. (incorporated by reference to the Company's Form 8-K filed on April 16, 2003)

        10.37                     Subsidiary Security Agreement, dated as of April 1, 2003, made by Guideline
                                  Research Corp., Tabline Data Services, Inc., Guideline/Chicago, Inc., Advanced
                                  Analytics, Inc. and Guideline Consulting Corp. in favor of JPMorgan Chase Bank
                                  (incorporated by reference to the Company's Form 8-K filed on April 16, 2003)

        10.38                     Subsidiary Guaranty Agreement, dated as of April 1, 2003, made by Guideline
                                  Research Corp., Tabline Data Services, Inc., Guideline/Chicago, Inc., Advanced
                                  Analytics, Inc. and Guideline Consulting Corp. in favor of JPMorgan Chase Bank
                                  (incorporated by reference to the Company's Form 8-K filed on April 16, 2003)

        10.39                     Amended and Restated Asset Purchase Agreement, dated as of June 25, 2003, by and between TTech Acquisition Corp., the Company, Sopheon Corporation, and Sopheon PLC
                                  (incorporated by reference to the Company's Form 8-K filed on July 16, 2003)

        10.40                     Escrow Agreement, dated as of July 1, 2003, by and between TTech Acquisition
                                  Corp., the Company, Sopheon Corporation, Sopheon PLC, and U.S. BANK NATIONAL
                                  ASSOCIATION (incorporated by reference to the Company's Form 8-K filed on July
                                  16, 2003)

        10.41                     Promissory Note, dated as of July 1, 2003, made by the Company in favor of Petra
                                  Mezzanine Fund, L.P. (incorporated by reference to the Company's Form 8-K filed on July 16, 2003)

        10.42                     Amended and Restated Loan Agreement, dated July 1, 2003, by and between Petra
                                  Mezzanine Fund, L.P. and the Company (incorporated by reference to the Company's
                                  Form 8-K filed on July 16, 2003)

        10.43                     First Amendment to Security Agreement, dated July 1, 2003, by and between the
                                  Company and Petra Mezzanine Fund, L.P.  (incorporated by reference to the
                                  Company's Form 8-K filed on July 16, 2003)

        10.44                     Amended and Restated Security Agreement, dated July 1, 2003, by and between
                                  Guideline Research Corp., Tabline Data Services, Inc., Guideline/Chicago, Inc.,
                                  Advanced Analytics, Inc., Guideline Consulting Corp., and TTech Acquisition
                                  Corp. in favor of Petra Mezzanine Fund, L.P. (incorporated by reference to the
                                  Company's Form 8-K filed on July 16, 2003)

        10.45                     Amended and Restated Guaranty Agreement, dated July 1, 2003, by and between
                                  Guideline Research Corp., Tabline Data Services, Inc., Guideline/Chicago, Inc.,
                                  Advanced Analytics, Inc., Guideline Consulting Corp., and TTech Acquisition
                                  Corp. in favor of Petra Mezzanine Fund, L.P. (incorporated by reference to the
                                  Company's Form 8-K filed on July 16, 2003)

        10.46                     Stock Purchase Warrant issued as of July 1, 2003, by the Company to Petra
                                  Mezzanine Fund, L.P. (incorporated by reference to the Company's Form 8-K filed on July 16, 2003)

        10.47                     Amendment No. 1 to Investor Rights Agreement, dated as of July 1, 2003, by and among the Company, Petra Mezzanine Fund, L.P., Martin E. Franklin and David
                                  Walke (incorporated by reference to the Company's Form 8-K filed on July 16, 2003)

        10.48                     Amendment No. 1 to Amended And Restated Term Promissory Note, dated as of July
                                  1, 2003, made by the Company in favor of JPMorgan Chase Bank (incorporated by reference to the Company's Form 8-K filed on July 16, 2003)

        10.49                     Amendment No. 1 to Amended And Restated Senior Grid Promissory Note, dated as of
                                  July 1, 2003, made by the Company in favor of JPMorgan Chase Bank (incorporated by reference to the Company's Form 8-K filed on July 16, 2003)

        10.50                     First Amendment to Subordination Agreement, dated July 1, 2003, by and among
                                  Petra Mezzanine Fund, L.P., the Company, Guideline Research Corp., Tabline Data
                                  Services, Inc., Guideline/Chicago, Inc., Advanced Analytics, Inc., Guideline
                                  Consulting Corp., and TTech Acquisition Corp., and JPMorgan Chase Bank
                                  (incorporated by reference to the Company's Form 8-K filed on July 16, 2003)

        10.51                     Subsidiary Security Agreement, dated as of July 1, 2003, made by TTech
                                  Acquisition Corp. in favor of JPMorgan Chase Bank (incorporated by reference to the Company's Form 8-K filed on July 16, 2003)

        10.52                     Subsidiary Guaranty Agreement, dated as of July 1, 2003, made by TTech
                                  Acquisition Corp. in favor of JPMorgan Chase Bank (incorporated by reference to the Company's Form 8-K filed on July 16, 2003)

        *21.1                     List of Subsidiaries

        *23.1                     Consent of Independent Auditors

        *31.1                     Certification of Chief Executive Officer pursuant to Section 302 of the
                                  Sarbanes-Oxley Act of 2002

        *31.2                     Certification of Chief Financial Officer pursuant to Section 302 of the
                                  Sarbanes-Oxley Act of 2002

        *32.1                     Certifications Pursuant to 18 U. S. C. Section 1350 as Adopted Pursuant to
                                  Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

# This exhibit represents a management contract or a compensatory plan.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FIND/SVP, INC.
                                 (Registrant)

                                    By:  /s/ DAVID WALKE
                                         ---------------------------------------
                                         David Walke,
                                         Chief Executive Officer
                                         March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(1) Principal Executive Officer:

    /s/ DAVID WALKE                               Chief Executive Officer
    --------------------------------------------- March 26, 2004
    David Walke

(2) Principal Financial Officer and Principal
    Accounting Officer:

    /s/ PETER M. STONE                            Chief Financial Officer
    --------------------------------------------- March 26, 2004
    Peter M. Stone

(3) Board of Directors:

    /s/ ANDREW P. GARVIN                          Founder and Director
    --------------------------------------------- March 26, 2004
    Andrew P. Garvin

    /s/ MARTIN E. FRANKLIN                        Chairman of Board of Directors
    --------------------------------------------- March 26, 2004
    Martin E. Franklin

    /s/ MARC L. REISCH                            Director
    --------------------------------------------- March 26, 2004
    Marc L. Reisch

    /s/ DENISE L. SHAPIRO                         Director
    --------------------------------------------- March 26, 2004
    Denise L. Shapiro

    /s/ ROBERT J. SOBEL                           Director
    --------------------------------------------- March 26, 2004
    Robert J. Sobel

    /s/ WARREN STRUHL                             Director
    --------------------------------------------- March 26, 2004
    Warren Struhl

                                  EXHIBIT INDEX

        Exhibit Number                                         Description of Exhibit
        --------------                                         -----------------------

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

        3.8                       Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company's Form 8-K filed on April 16, 2003).

        3.9                       By-laws of the Company (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1987)

        3.10                      Amendment to the By-laws of the Company  (incorporated by reference to the
                                  Company's Form 10-K filed for the year ended December 31, 2002)

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

        #10.6                     The Company's 401(k) and Profit Sharing Plan (incorporated by reference to the
                                  Company's Form S-8, filed on March 29, 1996)

        #10.7                     The Company's 1996 Stock Option Plan (incorporated by reference to the Company's
                                  Definitive Proxy Statement, filed on May 10, 2002)

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

        #10.12                    Amended and restated Employment Agreement, dated November 21, 2001, between the
                                  Company and Andrew P. Garvin (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 2001)

        #10.13                    Amendment No. 1 to Amended and Restated Employment Agreement, dated December 31,
                                  2002, between the Company and Andrew P. Garvin (incorporated by reference to the
                                  Company's Form 10-K filed for the year ended December 31, 2002)

        #10.14                    Employment Agreement, dated November 21, 2001, between the Company and David Walke
                                  (incorporated by reference to the Company's Form 10-K filed for the year ended
                                  December 31, 2001)

        #10.15                    Employment Agreement, dated February 6, 2002, between the Company and Martin E.
                                  Franklin (incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 2001)

        #10.16                    Employment Agreement, dated May 13, 2002, between the Company and Peter M. Stone
                                  (incorporated by reference to the Company's Form 10-Q filed for the quarter ended June
                                  30, 2002)

        #10.17                    Employment Agreement, dated May 13, 2002, between the Company and Daniel S.
                                  Fitzgerald (incorporated by reference to the Company's Form 10-Q filed for the quarter ended June 30, 2002)

        *10.18                    Separation Agreement, dated December 31, 2003, between the Company and Andrew P.
                                  Garvin

        10.19                     Stock Purchase Agreement, dated as of April 1, 2003, by and among Jay L.
                                  Friedland, Robert La Terra, Guideline Research Corp. and the Company
                                  (incorporated by reference to the Company's Form 8-K filed on April 16, 2003)

        10.20                     Escrow Agreement, dated as of April 1, 2003, by and among Jay L. Friedland,
                                  Robert La Terra, Morris Whitcup, the Company, Inc. and Kane Kessler, P.C.
                                  (incorporated by reference to the Company's Form 8-K filed on April 16, 2003)

        10.21                     Employment Agreement, dated as of April 1, 2003, by and between Jay L. Friedland and Guideline Research Corp. (incorporated by reference to the Company's Form
                                  8-K filed on April 16, 2003

        10.22                     Employment Agreement, dated as of April 1, 2003, by and between Robert La Terra and Guideline Research Corp. (incorporated by reference to the Company's Form
                                  8-K filed on April 16, 2003)

        10.23                     Stock Option Agreement, dated April 1, 2003, by and between the Company and
                                  Robert La Terra (incorporated by reference to the Company's Form 8-K filed on
                                  April 16, 2003)

        10.24                     Promissory Note, dated as of April 1, 2003, made by the Company in favor of
                                  Petra Mezzanine Fund, L.P. (incorporated by reference to the Company's Form 8-K filed on April 16, 2003)

        10.25                     Loan Agreement, dated as of April 1, 2003, by and between Petra Mezzanine Fund,
                                  L.P. and the Company (incorporated by reference to the Company's Form 8-K filed on April 16, 2003)

        10.26                     Security Agreement, dated as of April 1, 2003, made by the Company in favor of
                                  Petra Mezzanine Fund, L.P. (incorporated by reference to the Company's Form 8-K filed on April 16, 2003)

        10.27                     Trademark and Patent Security Agreement, dated as of April 1, 2003, made by the
                                  Company in favor of Petra Mezzanine Fund, L.P. (incorporated by reference to the
                                  Company's Form 8-K filed on April 16, 2003)

        10.28                     Security Agreement, dated as of April 1, 2003, made by Guideline Research Corp.,
                                  Tabline Data Services, Inc., Guideline/Chicago, Inc., Advanced Analytics, Inc.
                                  and Guideline Consulting Corp. in favor of Petra Mezzanine Fund, L.P.
                                  (incorporated by reference to the Company's Form 8-K filed on April 16, 2003)

        10.29                     Guaranty Agreement, dated as of April 1, 2003, made by Guideline Research Corp.,
                                  Tabline Data Services, Inc., Guideline/Chicago, Inc., Advanced Analytics, Inc.
                                  and Guideline Consulting Corp. in favor of Petra Mezzanine Fund, L.P.
                                  (incorporated by reference to the Company's Form 8-K filed on April 16, 2003)

        10.30                     Series A Preferred Stock Purchase Agreement, dated as of April 1, 2003, by and between Petra Mezzanine Fund, L.P. and the Company (incorporated by reference to the Company's Form 8-K filed on April 16, 2003)

        10.31                     Stock Purchase Warrant issued as of April 1, 2003, by the Company to Petra
                                  Mezzanine Fund, L.P. (incorporated by reference to the Company's Form 8-K filed on April 16, 2003)

        10.32                     Investor Rights Agreement, dated as of April 1, 2003, by and among the Company,
                                  Petra Mezzanine Fund, L.P., Martin E. Franklin and David Walke (incorporated by reference to the Company's Form 8-K filed on April 16, 2003)

        10.33                     Amended and Restated Term Promissory Note, dated as of April 1, 2003, made by the Company in favor of JPMorgan Chase Bank (incorporated by reference to the
                                  Company's Form 8-K filed on April 16, 2003)

        10.34                     Amended and Restated Senior Grid Promissory Note, dated as of April 1, 2003, made by the Company in favor of JPMorgan Chase Bank (incorporated by reference to the
                                  Company's Form 8-K filed on April 16, 2003)

        10.35                     Amendment No. 1 to Security Agreement, dated as of April 1, 2003, made by the
                                  Company and JPMorgan Chase Bank (incorporated by reference to the Company's Form
                                  8-K filed on April 16, 2003)

        10.36                     Subordination Agreement, dated as of April 1, 2003, Petra Mezzanine Fund, L.P., the Company, Guideline Research Corp., Tabline Data Services, Inc.,
                                  Guideline/Chicago, Inc., Advanced Analytics, Inc., Guideline Consulting Corp.,
                                  and JPMorgan Chase Bank. (incorporated by reference to the Company's Form 8-K filed on April 16, 2003)

        10.37                     Subsidiary Security Agreement, dated as of April 1, 2003, made by Guideline
                                  Research Corp., Tabline Data Services, Inc., Guideline/Chicago, Inc., Advanced
                                  Analytics, Inc. and Guideline Consulting Corp. in favor of JPMorgan Chase Bank
                                  (incorporated by reference to the Company's Form 8-K filed on April 16, 2003)

        10.38                     Subsidiary Guaranty Agreement, dated as of April 1, 2003, made by Guideline
                                  Research Corp., Tabline Data Services, Inc., Guideline/Chicago, Inc., Advanced
                                  Analytics, Inc. and Guideline Consulting Corp. in favor of JPMorgan Chase Bank
                                  (incorporated by reference to the Company's Form 8-K filed on April 16, 2003)

        10.39                     Amended and Restated Asset Purchase Agreement, dated as of June 25, 2003, by and between TTech Acquisition Corp., the Company, Sopheon Corporation, and Sopheon PLC
                                  (incorporated by reference to the Company's Form 8-K filed on July 16, 2003)

        10.40                     Escrow Agreement, dated as of July 1, 2003, by and between TTech Acquisition
                                  Corp., the Company, Sopheon Corporation, Sopheon PLC, and U.S. BANK NATIONAL
                                  ASSOCIATION (incorporated by reference to the Company's Form 8-K filed on July
                                  16, 2003)

        10.41                     Promissory Note, dated as of July 1, 2003, made by the Company in favor of Petra
                                  Mezzanine Fund, L.P. (incorporated by reference to the Company's Form 8-K filed on July 16, 2003)

        10.42                     Amended and Restated Loan Agreement, dated July 1, 2003, by and between Petra
                                  Mezzanine Fund, L.P. and the Company (incorporated by reference to the Company's
                                  Form 8-K filed on July 16, 2003)

        10.43                     First Amendment to Security Agreement, dated July 1, 2003, by and between the
                                  Company and Petra Mezzanine Fund, L.P.  (incorporated by reference to the
                                  Company's Form 8-K filed on July 16, 2003)

        10.44                     Amended and Restated Security Agreement, dated July 1, 2003, by and between
                                  Guideline Research Corp., Tabline Data Services, Inc., Guideline/Chicago, Inc.,
                                  Advanced Analytics, Inc., Guideline Consulting Corp., and TTech Acquisition
                                  Corp. in favor of Petra Mezzanine Fund, L.P. (incorporated by reference to the
                                  Company's Form 8-K filed on July 16, 2003)

        10.45                     Amended and Restated Guaranty Agreement, dated July 1, 2003, by and between
                                  Guideline Research Corp., Tabline Data Services, Inc., Guideline/Chicago, Inc.,
                                  Advanced Analytics, Inc., Guideline Consulting Corp., and TTech Acquisition
                                  Corp. in favor of Petra Mezzanine Fund, L.P. (incorporated by reference to the
                                  Company's Form 8-K filed on July 16, 2003)

        10.46                     Stock Purchase Warrant issued as of July 1, 2003, by the Company to Petra
                                  Mezzanine Fund, L.P. (incorporated by reference to the Company's Form 8-K filed on July 16, 2003)

        10.47                     Amendment No. 1 to Investor Rights Agreement, dated as of July 1, 2003, by and among the Company, Petra Mezzanine Fund, L.P., Martin E. Franklin and David
                                  Walke (incorporated by reference to the Company's Form 8-K filed on July 16, 2003)

        10.48                     Amendment No. 1 to Amended And Restated Term Promissory Note, dated as of July
                                  1, 2003, made by the Company in favor of JPMorgan Chase Bank (incorporated by reference to the Company's Form 8-K filed on July 16, 2003)

        10.49                     Amendment No. 1 to Amended And Restated Senior Grid Promissory Note, dated as of
                                  July 1, 2003, made by the Company in favor of JPMorgan Chase Bank (incorporated by reference to the Company's Form 8-K filed on July 16, 2003)

        10.50                     First Amendment to Subordination Agreement, dated July 1, 2003, by and among
                                  Petra Mezzanine Fund, L.P., the Company, Guideline Research Corp., Tabline Data
                                  Services, Inc., Guideline/Chicago, Inc., Advanced Analytics, Inc., Guideline
                                  Consulting Corp., and TTech Acquisition Corp., and JPMorgan Chase Bank
                                  (incorporated by reference to the Company's Form 8-K filed on July 16, 2003)

        10.51                     Subsidiary Security Agreement, dated as of July 1, 2003, made by TTech
                                  Acquisition Corp. in favor of JPMorgan Chase Bank (incorporated by reference to the Company's Form 8-K filed on July 16, 2003)

        10.52                     Subsidiary Guaranty Agreement, dated as of July 1, 2003, made by TTech
                                  Acquisition Corp. in favor of JPMorgan Chase Bank (incorporated by reference to the Company's Form 8-K filed on July 16, 2003)

        *21.1                     List of Subsidiaries

        *23.1                     Consent of Independent Auditors

        *31.1                     Certification of Chief Executive Officer pursuant to Section 302 of the
                                  Sarbanes-Oxley Act of 2002

        *31.2                     Certification of Chief Financial Officer pursuant to Section 302 of the
                                  Sarbanes-Oxley Act of 2002

        *32.1                     Certifications Pursuant to 18 U. S. C. Section 1350 as Adopted Pursuant to
                                  Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

# This exhibit represents a management contract or a compensatory plan.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         FIND/SVP, INC. AND SUBSIDIARIES
             Index to Consolidated Financial Statements and Schedule

                                                                            Page
                                                                            ----
Independent Auditors' Report                                                F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002                F-3

Consolidated Statements of Operations
    for the years ended December 31, 2003, 2002 and 2001                    F-4

Consolidated Statements of Shareholders' Equity
    for the years ended December 31, 2003, 2002 and 2001                    F-5

Consolidated Statements of Cash Flows
    for the years ended December 31, 2003, 2002 and 2001                    F-6

Notes to Consolidated Financial Statements                                  F-7

Schedule:
    Independent Auditors' Report on Supplemental Schedule                   F-32

    Valuation and Qualifying Accounts on Schedule II                        F-33

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of FIND/SVP, Inc.

We have audited the accompanying consolidated balance sheets of FIND/SVP, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ Deloitte & Touche LLP

New York, New York
March 25, 2004

                         FIND/SVP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   December 31
                 (in thousands, except share and per share data)

                                ASSETS                                                       2003             2002
Current assets:
    Cash and cash equivalents                                                           $      821       $      968
    Accounts receivable, less allowance for doubtful accounts of
       $271 and $150 in 2003 and 2002, respectively                                          6,645            1,953
    Deferred tax assets                                                                        505              272
    Prepaid expenses and other current assets                                                  920              948
                                                                                         ---------         --------
       Total current assets                                                                  8,891            4,141

Equipment, software development and leasehold improvements, at cost,
    less accumulated depreciation and amortization                                           2,368            2,500

Goodwill, net                                                                                8,765               75
Intangibles, net                                                                             1,137               --
Deferred tax assets                                                                          1,090            1,324
Deferred rent                                                                                  398              575
Cash surrender value of life insurance                                                         214              418
Non-marketable equity securities                                                               185              185
Other assets                                                                                   554              320
                                                                                        ----------       ----------
                                                                                        $   23,602       $    9,538
                                                                                        ==========       ==========
                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of notes payable                                                 $    1,076       $      606
    Trade accounts payable                                                                   2,609              353
    Accrued expenses and other                                                               3,205            1,749
    Unearned retainer income                                                                 4,067            1,476
                                                                                        ----------       ----------
                  Total current liabilities                                                 10,957            4,184

Notes payable                                                                                3,170            1,200
Deferred compensation and other liabilities                                                    419              441
                                                                                        ----------       ----------
                  Total liabilities                                                         14,546            5,825
                                                                                        ----------       ----------

Redeemable  convertible  preferred stock, $.0001 par value.
       Authorized 2,000,000 shares; issued and outstanding
       333,333 shares in 2003                                                                  530               --
                                                                                         ---------         --------
Redeemable common stock, $.0001 par value.  Issued and
       outstanding 571,237 shares in 2003                                                      977               --
                                                                                         ---------         --------

Commitments and contingencies (Note 7)

Shareholders' equity:
    Common stock, $.0001 par value.  Authorized 100,000,000 shares;
       issued and outstanding 12,641,295 shares in 2003;
       issued and outstanding 10,214,102 shares in 2002                                          1                1
    Capital in excess of par value                                                          10,983            7,473
    Deferred stock-based compensation                                                          (20)            (141)
    Accumulated deficit                                                                     (3,415)          (3,620)
                                                                                        ----------       ----------
                  Total shareholders' equity                                                 7,549            3,713
                                                                                        ----------       ----------
                                                                                        $   23,602       $    9,538
                                                                                        ==========       ==========

See accompanying notes to consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                             Years ended December 31
                 (in thousands, except share and per share data)

                                                                        2003                      2002                       2001
Revenues                                                           $   31,569                 $   20,828                 $  22,215
                                                                   ----------                 ----------                 ---------
Operating expenses:
    Direct costs                                                       17,130                     10,027                    10,966
    Selling, general and administrative expenses                       13,511                     11,808                    12,397
                                                                   ----------                 ----------                 ---------
       Total operating expenses                                        30,641                     21,835                    23,363
                                                                   ----------                 ----------                 ---------
       Operating income (loss)                                            928                     (1,007)                   (1,148)

Interest income                                                             2                         15                        49
Other income                                                              117                         --                        --
Interest expense                                                         (687)                      (156)                     (246)
Impairment on investment                                                   --                       (315)                       --
                                                                   ----------                 ----------                 ---------
       Income (loss) before provision (benefit)
            for income taxes                                              360                     (1,463)                   (1,345)
       Provision (benefit) for income taxes                               155                       (339)                     (400)
                                                                   ----------                 ----------                 ---------
       Net income (loss)                                                  205                     (1,124)                     (945)
       Less: Preferred dividends                                          (30)                        --                        --
       Less: Accretion on redeemable common shares                       (250)                        --                        --
                                                                   ----------                 ----------                 ---------
       Net loss attributable to common shareholders                $      (75)                $   (1,124)                $    (945)
                                                                   ==========                 ==========                 =========

Loss per common share - basic and diluted:                         $    (0.01)                $     (.11)                $    (.12)
                                                                   ==========                 ==========                 =========
Weighted average number of common shares outstanding:
       Basic and diluted                                           11,765,619                 10,138,703                 7,879,744
                                                                   ==========                 ==========                 =========

See accompanying notes to consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                             Years ended December 31
                       (in thousands, except share amount)
--------------------------------------------------------------------------------

                                                                      Capital in                        Deferred          Total
                                                     Common Stock      excess of     Accumulated      stock-based      shareholders'
                                                 Shares      Amount    par value       Deficit        Compensation        Equity
                                                 ------      ------    ---------       -------        ------------        ------

BALANCE AT JANUARY 1, 2001                     7,605,943      $   1      $  5,542     $    (1,551)    $      --         $   3,992

Net loss                                              --         --            --            (945)           --              (945)

Deferred stock-based compensation                     --         --           362              --          (362)               --

Common stock issued                            2,437,500         --         1,443              --            --             1,443
                                             --------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2001                  10,043,443          1         7,347          (2,496)         (362)            4,490

Net loss                                              --         --            --          (1,124)           --            (1,124)

Exercise of stock options and warrants           108,159         --            49              --            --                49

Common stock issued                               62,500         --            50              --            --                50

Stock-based compensation                              --         --            27              --           221               248
                                             --------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2002                  10,214,102          1         7,473          (3,620)         (141)            3,713

Net income                                            --         --            --             205            --               205

Exercise of stock options and warrants           742,809         --           379              --            --               379

Common stock issued in connection
   with the Teltech acquisition                1,649,384         --         1,663              --            --             1,663

Common stock issued to a vendor                   35,000         --            44              --            --                44

Preferred stock issued                                --         --           193              --            --               193

Warrants issued in connection with the
   Guideline acquisition                              --         --           742              --            --               742

Warrants issued in connection with the
   Teltech acquisition                                --         --           763              --            --               763

Stock-based compensation                              --         --             6              --           121               127

Preferred stock dividends                             --         --           (30)             --            --               (30)


Accretion on redeemable common stock                  --         --          (250)             --            --              (250)
                                             --------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2003                  12,641,295       $  1      $ 10,983      $   (3,415)     $    (20)        $   7,549
                                             ======================================================================================

See accompanying notes to consolidated financial statements

                         FIND/SVP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             Years ended December 31
                                 (in thousands)

                                                                                                2003           2002           2001
Cash flows from operating activities:
    Net income (loss)                                                                         $   205        $(1,124)       $  (945)

    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                                         1,143            939          1,087
          Allowance for doubtful accounts                                                         110            128            454
          Unearned retainer income                                                                222           (277)          (318)
          Deferred income taxes                                                                   105           (339)          (398)
          Compensation from option grants                                                         127            248             --
          Impairment on investment                                                                 --            315             --
          Deferred compensation                                                                  (114)            61             57
          Non-cash interest                                                                       224             --             --

          Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                                       (2,080)          (666)           651
              Decrease (increase) in prepaid expenses
                 and other current assets                                                         167           (120)           131
              Decrease (increase) in rental asset                                                 177              5           (206)
              Decrease (increase) in cash surrender value of life insurance                       408            329            (44)
              Increase in other assets                                                           (394)           (29)           (76)
              Increase (decrease) in accounts payable and accrued expenses                        570           (147)           (94)
                                                                                              -------        -------        -------
                 Net cash provided by (used in) operating activities                              870           (677)           299
                                                                                              -------        -------        -------
Cash flows from investing activities:
    Purchase of Guideline, net of related transaction costs paid                               (3,895)            --             --
    Purchase of Teltech, net of related transaction costs paid                                 (3,075)            --             --
    Capital expenditures                                                                         (457)          (457)          (304)
    Repayment of notes receivable                                                                  --            138            137
                                                                                              -------        -------        -------
                 Net cash used in investing activities                                         (7,427)          (319)          (167)
                                                                                              -------        -------        -------

Cash flows from financing activities:
    Principal borrowings under notes payable, net of closing costs                              2,786          3,230            200
    Principal payments under notes payable                                                       (435)        (3,243)          (725)
    Proceeds from exercise of stock options and warrants                                          152             49             --
    Issuance of preferred stock                                                                   693             --             --
    Issuance of warrant                                                                         1,507             --             --
    Issuance of common stock                                                                    1,707             50          1,443
    Increase in deferred financing fees                                                            --            (73)            --
                                                                                              -------        -------        -------
                 Net cash provided by financing activities                                      6,410             13            918
                                                                                              -------        -------        -------
                 Net (decrease) increase in cash
                    and cash equivalents                                                         (147)          (983)         1,050

Cash and cash equivalents at beginning of year                                                    968          1,951            901
                                                                                              -------        -------        -------
Cash and cash equivalents at end of year                                                      $   821        $   968        $ 1,951
                                                                                              =======        =======        =======

See accompanying notes to consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

(1)    ORGANIZATION AND NATURE OF OPERATIONS

              FIND/SVP, Inc. and its wholly-owned subsidiaries (collectively, "FIND/SVP" or the "Company") provides a full range of custom research, consulting, quantitative market research and outsourced information services that address its customers' critical business information needs. In many cases, the Company functions as its customers' primary information and business intelligence resource on an outsourced basis, especially among the growing universe of companies that have downsized their internal research staffs and information resources. In other cases, the Company serves as a reliable supplemental resource to customers' internal capabilities. In addition, with its acquisitions in 2003 of Guideline Research Corp. ("Guideline") and Teltech, as well as its internal development of new service offerings, the Company also provides a range of specialized higher priced research and consulting services, such as quantitative custom market research and due diligence research services, that address a particular strategic business information need within specific markets such as R&D, Healthcare, Marketing and Private Equity/Money Management.

              The Company is organized into four business segments: Quick Consulting Service ("QCS"), which is a subscription-based service that functions like an in-house corporate research center for its customers; Strategic Consulting and Research Group ("SCRG"), which provides in-depth custom research and competitive intelligence services for larger projects; Quantitative Market Research, which provides full service quantitative custom market research services, such as large-scale consumer surveys; and Teltech, which provides a full range of outsourced information and consulting services to customers in R&D and related technical sectors. References to "Corporate" and "Other" in the financial statements refer to the portion of assets and activities that are not allocated to a segment.

 (2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the accounts of FIND/SVP, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

              On April 1, 2003, the Company acquired Guideline, and Guideline's results of operations are included in results of operations from the date of acquisition.

              On July 1, 2003, the Company acquired Teltech, and Teltech's results of operations are included in results of operations from the date of acquisition.

              USE OF ESTIMATES

              The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates used relate principally to allowance for doubtful accounts and valuation reserves on deferred tax assets. Actual results could differ from those estimates.

              EQUIPMENT, SOFTWARE DEVELOPMENT AND LEASEHOLD IMPROVEMENTS

              Equipment, software development and leasehold improvements are stated at cost.

              Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Electronic equipment and computer software are primarily depreciated over five years, and proprietary management information software system is depreciated over ten years. Leasehold improvements are amortized by the straight-line method over the shorter of the term of the lease or the estimated life of the asset.

              The Company recognizes software development costs on its website development and cost tracking systems in accordance with EITF 00-02, "Accounting for Website Development Costs" and Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Uses", respectively. Accordingly, the Company expenses all costs incurred that relate to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and recognized over the product's estimated useful life if the product is expected to have a useful life beyond one year. Costs associated with repair or maintenance of the existing site is expensed as incurred. The Company has capitalized approximately $161,000 and $136,000 of internal development and internal use software costs incurred at December 31, 2003 and 2002, respectively.

              GOODWILL AND INTANGIBLES

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

              Prior to adoption of SFAS No. 142, the Company amortized goodwill on a straight-line basis, resulting in the recording of approximately $10,000 of expense in each of the years ended

              December 31, 2001 and 2000. At December 31, 2003, there is $8,765,000 of goodwill on the balance sheet, for which no impairment has been identified.

              Intangible Assets, including customer relationships, trademarks and other intangible assets are amortized over their estimated useful lives unless they are deemed to have indefinite useful lives. Upon the adoption of SFAS 142, intangible assets deemed to have indefinite useful lives, such as trade names, are not amortized and are subject to annual impairment tests. An impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. For other intangible assets subject to amortization, an impairment is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. These assets are tested for impairment if a triggering event occurs. Amortization of intangible assets for the year ended December 31, 2003 amounted to $83,000.

              DEFERRED CHARGES

              Deferred charges, included in other assets on the balance sheet, primarily are comprised of the cost of acquired library information files and electronic databases, which are amortized to expense over the estimated period of benefit of three years using the straight-line method.

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

              EARNINGS (LOSS) PER SHARE

              Basic earnings (loss) per share is computed by dividing net income
              (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by a diluted weighted average number of common shares outstanding. Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless they are anti-dilutive. In computing basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001, the Company used a weighted average number of common shares outstanding of 11,765,619, 10,138,703 and 7,879,744, respectively. In the years ended December 31, 2003, 2002 and 2001 there was no dilutive effect.

              Options, warrants and redeemable convertible preferred shares, including accrued preferred dividends, to purchase 5,117,248, 3,320,522 and 3,460,472 common shares during the years ended December 31, 2003, 2002 and 2001, respectively, were anti-dilutive and were therefore excluded from the computation of diluted earnings per share.

              REVENUE RECOGNITION

              The Company's subscription services are provided under two different types of subscription contracts - retainer contracts and deposit contracts. Retainer contracts, which are used primarily by QCS, charge customers fixed monthly subscription fees to access QCS services, and revenues are recognized ratably over the term of each subscription. Retainer fees are required to be paid in advance by customers on either a monthly, quarterly or annual basis, and all billed amounts relating to future periods are recorded as an unearned retainer income liability on the Company's balance sheet. In the case of deposit contracts, which are used primarily by Teltech, a customer pays a fixed annual fee, which entitles it to access any of the Company's service offerings throughout the contract period, up to the total amount of the annual deposit fee. Since deposit account customers can "spend" their contract fee at any time within the annual contract period, deposit account revenues are only recognized within the contract period as services are actually provided to customers, with any unused deposit amounts recognized as revenue in the final month of the contract. As with retainer fees, deposit contract fees are required to be paid in advance, primarily annually, and any billed amounts relating to future periods are recorded as unearned retainer income, a current liability on the Company's balance sheet.

              With regard to the Company's non-subscription based services, including quantitative market research, in-depth consulting and outsourced information services, revenues are recognized primarily on a percentage-of-completion basis. The Company typically enters into discrete contracts with customers for these services on a project-by-project basis. Payment milestones differ from contract to contract based on the client and the type of work performed. Generally, the Company invoices a client for a portion of a project in advance of work performed, with the balance invoiced throughout the fulfillment period and/or after the work is completed. However, revenue and costs are only recognized to the extent of each contract's percentage-of-completion. Any revenue earned in excess of billings is recorded as a current asset on the Company's balance sheet, while any billings in excess of revenue earned, which represent billed amounts relating to future periods, are recorded as unearned revenue, a current liability on the Company's balance sheet.

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

              The fair value of notes payable considered to be senior debt, which approximates its carrying value, is estimated based on the current rates offered to us for debt of the same remaining maturities. Subordinated debt is recorded at its initial relative fair value, and the difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities.

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

              Long-lived assets of the Company (other than goodwill, indefinite-lived intangibles, deferred tax assets and financial instruments) including equipment, software development and leasehold improvements, finite-lived intangibles, rental asset, and deferred charges, are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

              STOCK-BASED EMPLOYEE COMPENSATION COSTS

              The Company applies Accounting Principles Board Opinion No. 25 when accounting for stock options, and no compensation cost is recognized for grants made to employees or directors when the grant price is greater than or equal to the market price of a common share on the date of grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, net loss would have been increased to the pro forma amounts indicated below:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                   2003                 2002                 2001

Net loss, attributable to common shareholders, as reported                      $ (75,000)         $(1,124,000)         $  (945,000)

Add: Stock-based employee compensation expense
included in reported net loss, net of tax related
effects                                                                            83,000              174,000                   --

Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects                                           (372,000)            (296,000)            (299,000)
                                                                                ---------          -----------          -----------
Pro forma net loss                                                              $(364,000)         $(1,246,000)         $(1,244,000)
                                                                                =========          ===========          ===========

Loss per share:
Basic and Diluted

   As reported                                                                     $(0.01)              $(0.11)              $(0.12)
                                                                                   ======               ======               ======
   Pro forma                                                                       $(0.03)              $(0.12)              $(0.16)
                                                                                   ======               ======               ======

------------------------------------------------------------------------------------------------------------------------------------

              The per share weighted-average fair value of stock options granted during 2003, 2002 and 2001 was $1.05, $0.96 and $0.30, respectively. Such amounts were determined using the Black-Scholes option pricing model with the following weighted-average assumptions: 2003 - expected dividend yield of 0%, risk-free interest rate of 3.24%, volatility of 107% and an expected life of 5 years; 2002- expected dividend yield of 0%, risk-free interest rate of 6%, volatility of 111% and an expected life of 5 years; 2001 - expected dividend yield of 0%, risk-free interest rate of 6%, volatility of 93.0% and an expected life of 5 years. Volatility is calculated over the five preceding years.

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

              This Statement became effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. The Company adopted this statement in 2003, and has classified its redeemable convertible preferred stock and redeemable common stock as mezzanine equity, as the instruments are not mandatorily redeemable, but are redeemable at the option of the holder.

              In  November  2002,  FASB  issued  FASB   Interpretation  No.  45,
              "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. On January 1, 2003, the Company adopted the recognition and measurement provisions of FIN
              45. The adoption of this interpretation did not have a material impact on the Company's consolidated results of operations or financial position.

              In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities". In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements" for companies that have interests in entities that are Variable Interest Entities
              (VIE) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE's expected losses or receives a majority of the VIE's expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of the provisions of this interpretation did not have an impact on the Company's Consolidated Financial Statements.

              In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. SFAS No. 149 is effective on a prospective basis for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have an impact on the Company's Consolidated Financial Statements.

              RECLASSIFICATIONS

              Certain prior year balances have been reclassified to conform with current year presentation.

(3)    ACQUISITIONS

              GUIDELINE

              On April 1,  2003,  the  Company  purchased  all of the issued and outstanding stock of Guideline. Guideline is a provider of quantitative custom market research. Guideline's ability to provide high-level analytic survey research was a strategic fit with the Company's efforts to address its clients' critical business needs. The integration of Guideline's services allowed the Company to address the requirements of its many marketing and market research clients. The addition of Guideline will also make the Company one of the first fully comprehensive research and advisory firms to offer an inclusive suite of both primary and secondary specialized business intelligence, strategic research and consulting services.

              The consideration for this acquisition consisted of the following:

              o Approximately $3,895,000 paid in cash, net of cash acquired (includes $431,000 of paid transaction costs as of December 31, 2003);

              o 571,237 common shares (295,043 of the common shares were placed in escrow to secure the indemnification obligations of the sellers);

              o Within thirty days from the first anniversary date of the acquisition, a potential deferred consideration amount (the "One Year Deferred Consideration") of $1 million contingent upon Guideline achieving adjusted EBITDA (as defined in the purchase agreement) for the twelve-month period following the acquisition ("One Year Adjusted EBITDA") of at least $1.2 million would be due. If One Year Adjusted EBITDA is less than $1.2 million, but greater than $841,000, the One Year Deferred Consideration would be between $0 and $1.0 million based on a specific formula set forth in the purchase agreement. Each of the Sellers may separately elect to have up to fifty percent (50%) of the amount of any One Year Deferred Consideration payable to such Seller in an amount of duly authorized and non-assessable unregistered shares of Company common stock;

              o Within thirty days from the second anniversary date of the acquisition, a potential deferred consideration amount (the "Two Year Deferred Consideration") of $1.845 million contingent upon Guideline achieving adjusted EBITDA (as defined in the purchase agreement) for the 24-month period following the acquisition ("Two Year Adjusted EBITDA") of $2.65 million plus 25% of the amount by which Two Year Adjusted EBITDA exceeds $2.65 million would be due. If Two Year Adjusted EBITDA is less than $2.65 million, but greater than $2.2 million, the Two Year Deferred Consideration would be between $0 and $1.845 million based on a specific formula set forth in the purchase agreement.

              The 571,237 shares issued to the former owners of Guideline may be put back to the Company during a 120-day period beginning April 5, 2005. Such shares are classified in the balance sheet as redeemable common stock. If the shares are put back to the Company, the cash to be paid by the Company will be the greater of
              (i) $727,000, which was the defined initial redemption value of the shares at the acquisition date of Guideline, or (ii) a defined average trading price of the Company's common shares immediately prior to the exercise of the put. However, in the latter case, the cash to be paid by the Company upon exercise of the put is limited to 150% of the initial redemption value of the shares, or $1,090,000. The redeemable common shares were recorded at their fair value of $760,000 when issued. If the fair value of the shares at a balance sheet date is in the range between the initial redemption value of the shares and 150% of the original amount, the redemption value of such shares is accreted or decremented as a charge or credit, respectively, to "Capital in excess of par value" using the defined redemption value of the shares at each balance sheet date. For the year ended December 31, 2003, the Company recorded accretion on redeemable common stock of $250,000, resulting in redeemable common stock of $977,000 at December 31, 2003.

              Simultaneously with the acquisition, Guideline entered into new employment agreements with each of the sellers, as well as three other senior executives of Guideline.

              This acquisition was financed at closing with the combination of the Company's cash resources, the assumption of certain liabilities of Guideline and by the receipt of cash of $3,303,000 (net of financing costs) consisting of (a) a promissory note with a $3,000,000 face value; (b) the issuance of 333,333 shares of convertible, redeemable, Series A preferred stock ("Preferred Stock"); and (c) the issuance of a warrant.

              The 333,333 shares of Preferred Stock were issued pursuant to a Series A Preferred Stock Purchase Agreement (the "Preferred Stock Purchase Agreement") dated April 1, 2003. These shares have been recorded at estimated fair value of $693,000 using the relative fair value method. The Preferred Stock is convertible into shares of the Company's common stock one-for-one, subject to adjustment for certain dilutive issuances, splits and combinations. The Preferred Stock is also redeemable at the option of the holders of the Preferred Stock beginning April 1, 2009, at a redemption price of $1.50 per share, or $500,000 in the aggregate, plus all accrued but unpaid dividends. The holders of the Preferred Stock are entitled to receive cumulative dividends, prior and in preference to any declaration or payment of any dividend on the common stock of the Company, at the rate of 8% on the $500,000 redemption value, per annum, payable in cash or through the issuance of additional shares of Preferred Stock at the Company's discretion. The holders of shares of Preferred Stock have the right to one vote for each share of common stock into which shares of the Preferred Stock could be converted into, and with respect to such vote, each holder of shares of Preferred Stock has full voting rights and powers equal to the voting rights and powers of the holders of the Company's common stock. For the year ended December 31, 2003, the Company recorded preferred dividends of $30,000, resulting in Preferred Stock of $530,000 at December 31, 2003.

              In connection with this loan agreement and the Preferred Stock Purchase Agreement, the Company issued a warrant to purchase 675,000 shares of the Company's common stock, at an exercise price of $.01 per share, subject to adjustment for reorganization or distribution of common stock, or the issuance of convertible or option securities (the "Warrant"). This Warrant was recorded at its estimated fair value of $742,000 using the relative fair value method. The Warrant is immediately exercisable, and, for a four-year period commencing in 2009, the holder has the right to cause the Company to use commercially reasonable efforts to complete a private placement to sell the shares of the Company's common stock issuable upon exercise of the Warrant (the "Warrant Shares") to one or more third parties at a price equal to the market value of the Warrant Shares based on the closing bid price of the Company's common shares as of the date the holder so notifies the Company that it is exercising its put right.

              The Company also entered into an investor rights agreement (the "Investor Rights Agreement") dated April 1, 2003 among Petra Mezzanine Fund, L.P. ("Petra"), David Walke, the Company's CEO, and Martin Franklin, Chairman of the Board of the Company, pursuant to which, among other things, Petra was granted certain rights with respect to the Company's Common Stock issuable upon conversion of the Preferred Stock and Warrant. The Investor Rights Agreement also provides Petra with certain registration, demand, piggyback and co-sale rights.

              The Company will finalize its valuation of the assets and liabilities acquired for the allocation of the purchase price of the Guideline transaction by the end of the first quarter of 2004.

              TELTECH

              As of July 1, 2003, Ttech Acquisition Corp. ("Ttech"), a subsidiary of the Company, purchased from Sopheon Corporation ("Sopheon") assets and assumed certain specified liabilities of Sopheon's Teltech business unit ("Teltech"). Teltech is a provider of custom research and information services, focused on R&D and engineering departments of larger corporations, markets into which the Company would like to expand. This acquisition offered significant cross-selling opportunities and cost synergies.

              The consideration for this acquisition consisted of the following:

              o Approximately $3,075,000 paid in cash (including $17,000 of transaction costs). As of December 31, 2003, of the $163,000 in total transaction costs, approximately $146,000 of transaction costs remains accrued.

              o 32,700 unregistered shares of the Company's Common Stock, valued at $50,000. These shares were placed in escrow to secure the indemnification obligations of the Sellers set forth in the purchase agreement through June 25, 2004, pursuant to an escrow agreement among Sopheon, the Company, Ttech and Kane Kessler, P.C. (the "Escrow Agreement").

              o Contingent consideration of up to a maximum of $400,000 may become payable by the Company to Sopheon in the first half of 2004 if certain customer subscription renewal goals, as defined in the purchase agreement, are attained.

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

              The Company is in the process of finalizing its valuation of the assets and liabilities it has acquired and assumed for its allocation of the purchase price of the Teltech transaction. The Company expects to finalize its valuation no later than the second quarter of 2004. The Company's preliminary allocation of the purchase price of the Guideline and Teltech acquisitions is subject to refinement based on the final determination of fair values.

              The following table sets forth the components of the purchase price for both the Guideline and Teltech acquisitions:

------------------------------------------------------------------------------------------------------------------------------
                                                                            Guideline             Teltech              Total
                                                                            ---------             -------              -----
Cash paid (including transaction costs)                                    $ 3,895,000         $  3,075,000        $ 6,970,000
Accrued transaction costs                                                           --              146,000            146,000
Common stock issued to sellers                                                 760,000               50,000            810,000
                                                                           ---------------------------------------------------
   Total purchase consideration                                            $ 4,655,000         $  3,271,000        $ 7,926,000
                                                                           ====================================================
------------------------------------------------------------------------------------------------------------------------------

              The following table provides the preliminary estimated fair value of the acquired assets and assumed liabilities:

------------------------------------------------------------------------------------------------------------------------------
                                                                            Guideline             Teltech              Total
                                                                            ---------             -------              -----
Current assets                                                             $ 1,786,000         $  1,235,000        $ 3,021,000
Property and equipment                                                         102,000              287,000            389,000
Other assets                                                                   267,000                   --            267,000
Liabilities assumed, current                                               (2,236,000)          (3,358,000)        (5,594,000)
Liabilities assumed, non-current                                              (67,000)                   --           (67,000)
                                                                           ---------------------------------------------------
   Fair value of net liabilities assumed                                     (148,000)          (1,836,000)        (1,984,000)
Preliminary goodwill                                                         4,234,000            4,456,000          8,690,000
Amortizable intangible assets                                                  421,000              527,000            948,000
Indefinite-lived intangible assets                                             148,000              124,000            272,000
                                                                           ---------------------------------------------------
  Total purchase consideration                                             $ 4,655,000        $   3,271,000       $  7,926,000
                                                                           ====================================================

------------------------------------------------------------------------------------------------------------------------------

              In accordance with the provisions of SFAS No. 142 "Goodwill and other Intangible Assets", the Company will not amortize goodwill and other intangible assets with indefinite lives recorded in connection with the acquisitions of Guideline and Teltech. The Company will perform an annual impairment test of goodwill and other intangible assets, once finalized, but have not yet determined what effect these tests will have on the results of operations or the financial position of the Company in future periods.

              Amortizable intangible assets are amortized over a period of 7 years. Amortization of intangible assets was $83,000 for the year ended December 31, 2003.

              The unaudited pro forma information below represents consolidated results of operations as if the acquisitions of Guideline and Teltech had occurred as of January 1, 2003 and 2002. The unaudited pro forma information has been included for comparative purposes and is not indicative of the results of operations of the consolidated Company had the acquisition occurred as of January 1, 2003 and 2002, nor is it necessarily indicative of future results.

PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------
                                                                                       TWELVE MONTHS ENDED DECEMBER 31,
                                                                                         2003                   2002
                                                                                       -------               --------
Total pro forma revenue                                                              $37,200,000          $ 37,975,000
Pro forma net income (loss)                                                          $   134,000          $   (339,000)
Pro forma earnings (loss) per share attributable to common shareholders:

       Basic and diluted                                                             $      0.01          $      (0.04)
----------------------------------------------------------------------------------------------------------------------

              On a pro forma basis, revenues are recorded primarily based on usage, resulting in lower recognized revenue in 2003 than in 2002. On a pro forma basis, content costs and various indirect costs were further streamlined, resulting in greater cost synergies in 2003 than in 2002.

(4)    NON-MARKETABLE EQUITY SECURITIES

              In 1999, the Company entered into an agreement with idealab! and Find.com, Inc. whereby the Company assigned the domain name "find.com" and licensed the use of certain rights to the trademarks "find.com" and "find" to Find.com, Inc. idealab! and Find.com, Inc. are not otherwise related to the Company. Under terms of the agreement, the Company received cash and non-marketable preferred shares in idealab!, and are entitled to certain future royalties. The preferred shares received were valued at $500,000, and carried various rights including the ability to convert them into common shares of Find.com, Inc., and a put option to resell the shares to idealab! The put option became exercisable in December 2002. Under the terms of the put option, idealab! could either repurchase the preferred shares for $1,500,000 in cash, or elect to return the find.com domain name to us. In the latter case, the Company would retain the preferred shares.

              In January 2003, the Company exercised its put option and idealab! declined to repurchase the preferred shares. This information was considered in the recurring evaluation of the carrying value of the preferred shares at the lower of historical cost or estimated net realizable value. Using this information together with other publicly available information about idealab!, the Company concluded the net realizable value of its idealab! preferred shares had declined to an estimated $185,000 at December 31, 2002, which resulted in a charge to operations of $315,000 during the quarter ended December 31, 2002. Based on all available information at December 31, 2003, the Company maintains its current valuation of the preferred stock investment in idealab! at $185,000. Since the idealab! preferred shares continue to be an investment in a start-up enterprise, it is reasonably possible in the near term that our estimate of the net realizable value of the preferred shares could be further reduced.

              We have a 9.1% interest in Strategic Research Institute, L.P. ("SRI"), and in March 2003, received an $87,000 distribution in respect of that interest. We share in profits of SRI, but do not share in losses. This is the first distribution that we received from this partnership interest, and the distribution was recognized as other income. SRI is a business conference and event company. The value of this investment is zero.


(5)    EQUIPMENT, SOFTWARE DEVELOPMENT AND LEASEHOLD IMPROVEMENTS, NET

              At December 31, 2003 and 2002, equipment, software development and leasehold improvements consist of the following:

-------------------------------------------------------------------------------------
                                                           2003              2002
Furniture, fixtures and equipment                      $ 7,346,000        $ 6,720,000
Software development                                     3,072,000          2,953,000
Leasehold improvements                                   2,075,000          1,987,000
                                                       -----------        -----------
                                                        12,493,000         11,660,000
Less: accumulated depreciation and amortization         10,125,000          9,160,000
                                                       -----------        -----------
                                                       $ 2,368,000        $ 2,500,000
                                                       ===========        ===========
-------------------------------------------------------------------------------------

              Depreciation   expense  amounted  to   approximately   $1,016,000,
              $848,000 and $969,000 for the years ended December 31, 2003,  2002 and 2001, respectively.

(6)    OTHER ASSETS

           At December 31, 2003 and 2002, other assets consist of the following:

------------------------------------------------------------------------------------
                                                              2003              2002
Deferred charges, net                                      $ 77,000          $112,000
Security deposits                                           196,000           132,000
Employee loan receivable                                     50,000            50,000
Deferred financing fees, net                                217,000            26,000
Other                                                        14,000              --
                                                           --------          --------
                                                           $554,000          $320,000
                                                           ========          ========
-------------------------------------------------------------------------------------

              Amortization of deferred charges was $44,000 and $91,000 for the years ended December 31, 2003 and 2002, respectively. Amortization of deferred financing fees was $42,000 and $6,000 for the years ended December 31, 2003 and 2002, respectively, and is included in interest expense.

(7)    COMMITMENTS AND CONTINGENCIES

              The Company has an operating lease agreement for its principal offices, which expires in 2013, under which rental payments decline over the term of the lease. Rental expense under this lease is recorded on a straight-line basis. Rental payments through December 31, 2003 and 2002 exceeded rental expense recorded on this lease through such dates by $506,000 and $741,000, respectively.

              The Company has an operating lease for additional office space that expires in 2005, under which rental payments increase over the term of the lease. Rental expense on these leases is recorded on a straight-line basis. Accordingly, rent recorded through December 31, 2003 and 2002 exceeded scheduled payments through such dates by $108,000 and $166,000, respectively.

              The Company's leases of office space include standard escalation clauses. Rental expense under leases for office space was $1,854,000, $1,504,000 and $1,587,000 in 2003, 2002 and 2001,
              respectively.

              The future minimum lease payments under noncancellable operating leases as of December 31, 2003 were as follows:

--------------------------------------------------------------------------------

Year Ending December 31                                        Operating Leases
----------------------                                         ----------------
         2004                                                  $     1,108,000
         2005                                                        1,031,000
         2006                                                        1,029,000
         2007                                                          904,000
         2008                                                          874,000
         Thereafter                                                  4,417,000
                                                               ----------------
         Total minimum lease payments                          $     9,363,000
                                                               ===============

--------------------------------------------------------------------------------


              The following table includes aggregate information about our contractual obligations as of December 31, 2003 and the periods in which payments are due.

-------------------------------------------------------------------------------------------------------------
                                       As of December 31, 2003
                                            (in thousands)
                                     ------------------------------------------------------------------------
                                                         Less than 1       1 - 3        3 - 5        After 5
                                           Total             year          years        years         years
                                     ------------------------------------------------------------------------
Notes payable                             $  5,376         $   1,076      $ 1,967      $ 2,333      $     --
Long term lease commitments                  9,363             1,108        2,060        1,778         4,417
Deferred compensation and other                428                55           70           51           252
                                     ------------------------------------------------------------------------

                                          $ 15,167         $   2,239      $ 4,097      $ 4,162      $  4,669
                                     ========================================================================
-------------------------------------------------------------------------------------------------------------


              See Note 3 for information regarding contingent payments related to the acquisitions of Guideline and Teltech. See Note 8 for information related to accrued severance and retirement amounts. See Note 9 for information related to notes payable. See Note 13 for information related to Deferred Compensation.

(8)    ACCRUED EXPENSES

              Accrued expenses at December 31, 2003 and 2002 consisted of the following:

--------------------------------------------------------------------------------

                                                            2003          2002
Accrued bonuses and employee benefits                   $  790,000    $  327,000
Accrued expenses incurred on behalf of clients             282,000        27,000
Accrued SVP royalty                                      1,048,000       954,000
Accrued severance                                          449,000       211,000
Other accrued expenses                                     636,000       230,000
                                                        ------------------------
                                                        $3,205,000    $1,749,000
                                                        ========================

--------------------------------------------------------------------------------

              On November 12, 2003, the Company's President and Founder, Andrew Garvin, announced he would be retiring as of December 31, 2003. Mr. Garvin will continue to serve his term on the Board of Directors, and will be a consultant to the Company in 2004. In the fourth quarter of 2003, the Company recorded a charge of approximately $309,000 triggered by Mr. Garvin's retirement, and consisting of certain early-retirement benefits provided for in his employment agreement as well as certain other negotiated benefits. Payments will be completed by the end of September 2004.

              During 2003 and 2002, the Company recorded additional accruals of $196,000 and $257,000, respectively, under a severance plan approved by the Board of Directors and communicated to employees. In 2003, the Company paid $268,000 related to both severance plans. As of December 31, 2003, a balance of $140,000 remains accrued. Payments related to the remaining severance accrual at December 31, 2003 will be completed by the end of October 2004.

(9)    NOTES PAYABLE

              Notes payable as of December 31, 2003 and 2002 consist of the following:

------------------------------------------------------------------------------------------------------
                                                                                 2003             2002

Bank borrowings under Term Note                                             $1,200,000      $1,600,000

Bank borrowings under Line of Credit                                           676,000         176,000

Borrowings under debt agreements with investors:
      $3,000,000 Promissory Note, net of unamortized
           discount of $968,000 as of December 31, 2003, due
           December 31, 2008                                                 2,032,000              --
      $500,000 Promissory Note, net of unamortized
           discount of $162,000 as of December 31, 2003, due
           December 31, 2008                                                   338,000              --
Note payable to landlord, due 2003                                                  --          30,000
                                                                            -----------    -----------
                   Total notes payable                                       4,246,000       1,806,000
      Less current installments                                              1,076,000         606,000
                                                                            -----------    -----------
                   Notes payable, excluding current
                      installments                                          $3,170,000      $1,200,000
                                                                            ===========    ===========
------------------------------------------------------------------------------------------------------

             DEBT AGREEMENTS WITH BANK

              As of December 31, 2003, there was $1,200,000 outstanding on a term note with JP Morgan Chase Bank (the "Term Note"), of which $400,000 is classified as current. The Term Note bears interest at prime plus 1.25% (5.25% at December 31, 2003), and is payable in quarterly installments beginning March 31, 2002. Interest expense related to the Term Note amounted to $79,000 for the year ended December 31, 2003. The Term Note contains certain restrictions on the conduct of our business, including, among other things, restrictions, generally, on incurring debt, making investments, creating or suffering liens, tangible net worth, current ratio, cash flow coverage, or completing mergers.

              The Company maintains a $1,000,000 line of credit with JP Morgan Chase Bank (the "Line of Credit"). The Line of Credit bears interest at prime plus 0.50% (4.50% at December 31, 2003). As of December 31, 2003, $676,000 remains outstanding. Interest expense related to the Line of Credit amounted to $14,000 for the year ended December 31, 2003. The Line of Credit contains certain restrictions on the conduct of its business, including, among other things, restrictions, generally, on incurring debt, and creating or suffering liens.

              The Term Note and Line of Credit are secured by a general security interest in substantially all of the Company's assets.

              On April 1, 2003, the Company amended and restated the Term Note and Line of Credit with JP Morgan Chase Bank. These amended and restated agreements had the effect of reducing the Term Note principal amount from $2,000,000 to $1,500,000, and moving up the final repayment date of the Term Note from December 31, 2006 to December 31, 2005. As a result, the Company will have a $500,000 balloon payment due at December 31, 2005 instead of making payments of $100,000 each quarter in 2006. In addition, JP Morgan Chase Bank consented to the acquisition of Guideline Research Corp. ("Guideline") and the related financing transactions with Petra Mezzanine Fund, L.P. ("Petra"), and amended various financial covenants of both the Term Note and Line of Credit as follows:

                (1) The  previous  debt  to  consolidated   tangible  net  worth
                    covenant of 2.00 was replaced with a senior debt to consolidated tangible net worth plus subordinated debt covenant of 0.75; and

                (2) The previous  consolidated  tangible  net worth  covenant of
                    $3,500,000 was replaced with a consolidated tangible net worth plus subordinated debt covenant of $3,300,000.

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

              The Company is in compliance with all of its loan agreements, as amended, with JP Morgan Chase as of December 31, 2003.

              DEBT AGREEMENTS WITH INVESTORS

              On April 1, 2003, the Company issued a Promissory Note (the "Note") with a face value of $3,000,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Guideline. Quarterly principal payments of $250,000 are due beginning March 31, 2006. The Note was recorded at its initial relative fair value of $1,868,000. The difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities of the Note, and the resulting effective interest rate is approximately 25%. Related interest expense was $484,000 for the year ended December 31, 2003, of which $164,000 related to the non-cash accretion of the carrying value of the Note for the year ended December 31, 2003. The Company has the right to prepay the Note at any time without premium or penalty. The Note is secured by a security interest in substantially all assets of the Company, and is subject to covenants relating to the conduct of our business including financial covenants related to a defined fixed charge coverage and a defined funded indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") ratio. The Company is in compliance with this loan agreement as of December 31, 2003.

              On July 1, 2003, the Company issued a Second Promissory Note (the "Second Note") with a face value of $500,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Teltech, the business unit of Sopheon Corporation ("Teltech"). Quarterly principal payments of $42,000 are due beginning March 31, 2006. The Second Note was recorded at its initial relative fair value of $320,000. The difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities of the Second Note, and the resulting effective interest rate is approximately 25%. Related interest expense was $52,000 for the year ended December 31, 2003, of which $18,000 related to the non-cash accretion of the carrying value of the Note for the year ended December 31, 2003. The Company has the right to prepay the Second Note at any time without premium or penalty. The Second Note is secured by a security interest in substantially all assets of the Company, and is subject to covenants relating to the conduct of our business including financial covenants related to a defined fixed charge coverage and a defined funded indebtedness to EBITDA ratio. The Company is in compliance with this loan agreement as of December 31, 2003.

              Prior to their repayment in February 2002, the Company had Senior Subordinated Notes under debt agreements with investors. Such notes accrued interest at an annual rate of 12%. Interest expense under such notes was $12,000 and $112,000 in the years ended December 31, 2002 and 2001, respectively.

              The aggregate principal maturities of notes payable for the next five years, including full amortization of discounts, are as follows:

--------------------------------------------------------------------------------

Year Ending December 31,

         2004                                                     $   1,076,000
         2005                                                           800,000
         2006                                                         1,167,000
         2007                                                         1,167,000
         2008                                                         1,166,000
         Thereafter                                                          --
                                                                  --------------
                                                                  $   5,376,000
                                                                  =============

--------------------------------------------------------------------------------

(10)   SHAREHOLDERS' EQUITY

              SALE OF COMMON STOCK

              During 2003, the Company issued 2,255,621 shares. Cash proceeds received for stock issuances during 2003 totaled approximately $2,376,000. Of the amount issued in 2003, 571,237 shares were deemed redeemable common stock and is classified as mezzanine equity. See Note 3 "Acquisitions" in connection with the Guideline acquisition.

              In November 2001, the Company issued 2,437,500 shares for net cash proceeds of $1,443,000, after transaction costs of $557,000. This transaction resulted in a triggering of the change in control provisions of certain employment and severance agreements (see
              Note 13).

              COMMON STOCK WARRANTS

              During 2003, warrants to purchase 1,553,293 of the Company's common shares were issued at exercise prices ranging from $0.01 to $1.47, with an aggregate recorded value of $1,505,000.

              At December 31, 2003 and 2002, warrants to purchase 2,125,515 and 572,222, respectively, of the Company's common shares remain outstanding.

              STOCK OPTION PLAN

              At the Annual Meeting of Shareholders held on June 12, 2003, shareholders ratified and approved the FIND/SVP, Inc. 2003 Stock Incentive Plan (the "2003 Incentive Plan"), which was adopted by the Company's Board of Directors on April 30, 2003. The 2003 Incentive Plan authorizes the issuance of up to 1,500,000 shares of the Company's Common Stock upon the exercise of stock options or in connection with the issuance of restricted stock and stock bonuses. Options granted under our other equity plans remain outstanding according to their terms.

              The Company's 1996 Stock Option Plan (the "1996 Plan"), as amended in 1998, 2000 and 2001, authorizes grants of options to purchase up to 3,500,000 shares of common stock, issuable to employees, directors and consultants of the Company.

              The options to be granted under both plans will be designated as incentive stock options or non-incentive stock options by our Board of Directors' Stock Option Committee. Options granted under both plans are exercisable during a period of no more than ten years from the date of the grant (five years for options granted to holders of 10% or more of the outstanding shares of common stock). All options outstanding at December 31, 2003 expire within the next ten years if not exercised. Options that are cancelled or expire during the term of both plans are eligible to be re-issued under both plans and, therefore, are considered available for grant.

              Activity under the stock option plans is summarized as follows:

--------------------------------------------------------------------------------

                                                                       Weighted
                                             Available                 average
                                                for         Options    exercise
                                               grant        granted     price
                                             ---------      -------    --------
January 1, 2001                               475,500      1,275,650     $1.74
Additional authorized                       1,850,000           --        --
Granted                                    (1,872,050)     1,872,050      0.49
Exercised                                        --             --        --
Cancelled                                     259,450       (259,450)     1.84
No longer available under 1986 Plan          (166,200)          --        --
                                           ----------     ----------     -----
December 31, 2001                             546,700      2,888,250      0.92
Granted                                      (353,000)       353,000      1.10
Exercised                                        --         (142,850)     0.76
Cancelled                                     350,100       (350,100)     1.99
                                           ----------     ----------     -----
December 31, 2002                             543,800      2,748,300      0.82
Additional authorized                       1,500,000           --        --
Granted                                      (892,500)       892,500      1.32
Exercised                                        --         (742,262)     0.39
Cancelled                                     260,138       (260,138)     1.13
                                           ----------     ----------     -----
December 31, 2003                           1,411,438      2,638,400     $1.06
                                           ==========     ==========     =====
Exercisable at December 31, 2003                           1,488,495     $1.12
                                                          ==========     =====
Exercisable at December 31, 2002                           1,351,724     $0.92
                                                          ==========     =====
Exercisable at December 31, 2001                             863,779     $1.25
                                                          ==========     =====

--------------------------------------------------------------------------------

              During 2003, options to purchase 892,500 shares of common stock were granted under the 1996 Plan and the 2003 Incentive Plan at prices ranging from $1.15 to $1.80, including 412,500 non-recurring option grants related to the acquisitions of Guideline and Teltech. The options issued qualified as incentive stock options whereby the price of the options were at fair market value at the time of grant.

              Stock options were granted in November 2001 for future services to be rendered to the Company by the Chief Executive Officer, the Chairman and a consultant. In 2003, our Board approved the acceleration of the vesting of 105,000 and 117,000 options granted to the Chairman and CEO, respectively, which the CEO and Chairman then exercised for cash.

              As of December 31, 2003, there were 2,638,400 options outstanding, having exercise prices ranging from $0.41 to $3.6875, with an average remaining contractual life of 6.87 years. As of December 31, 2003, there were 1,488,495 exercisable options, having exercise prices ranging from $0.41 to $3.6875, with an average remaining contractual life of 6.81 years.

              REDEEMABLE CONVERTIBLE PREFERRED STOCK

              The Company has authorized preferred stock consisting of 2,000,000 shares at $.0001 par value. At December 31, 2003, there were
              333,333 shares of redeemable convertible preferred stock outstanding. See footnote (3) "Acquisitions" for a further explanation of redeemable convertible preferred stock issued during 2003 in connection with the Guideline acquisition.

(11)   SVP INTERNATIONAL

              The Company has an agreement with SVP International S.A. ("SVP International"), a subsidiary of Amalia S.A. Prior to November 2001, SVP International and its affiliates owned 37% of the common shares of the Company. The agreement provides that SVP International will aid and advise us in the operation of an information service and permit access to other global SVP information centers, and the use of the SVP trademark and logo. The agreement shall continue in perpetuity, unless amended by the parties. The Company pays royalties to SVP International computed using a formula based on percentages of service and product revenues, subject to certain limitations, as defined.

              Royalty expense under the agreement was $117,000, $133,000 and $118,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

              The Company receives and renders information services to other members of the SVP network. Charges for such services are made at rates similar to those used for other clients. As of December 31, 2003 and 2002, the Company's net liability to SVP International was $497,000 and $427,000, respectively.

(12)   INCOME TAXES

              The  provision   (benefit)  for  income  taxes   consists  of  the
              following:

--------------------------------------------------------------------------------

                                           2003           2002           2001
Current:
     Federal                            $ 114,000      $      --      $      --
     State and local                       41,000             --             --
                                        ---------------------------------------
                                        $ 155,000             --             --
                                        ---------------------------------------
Deferred:
     Federal                                   --       (455,000)      (348,000)
     State and local                           --       (127,000)       (52,000)
                                        ---------------------------------------
                                                        (582,000)      (400,000)
Change in valuation allowance
                                               --        243,000             --
                                        ---------------------------------------
                                               --       (339,000)      (400,000)
                                        ---------------------------------------
                                        $ 155,000      $(339,000)     $(400,000)
                                        ========================================

--------------------------------------------------------------------------------
              In 2002, a valuation allowance was provided for certain state and local carryforward net operating losses, as the Company determined that it was more likely than not that such assets would not be realized during the carryforward period. It is reasonably possible that future valuation allowances will need to be recorded if the Company is unable to generate sufficient future taxable income to realize such deferred tax assets during the carryforward period.

              Income tax provision (benefit) differs from the amount computed by multiplying the statutory rate of 34% to income before income taxes due to the following:

-------------------------------------------------------------------------------------------------------
                                                                       2003        2002         2001

Income tax provision (benefit) at statutory rate                   $ 126,000    $(494,000)   $(457,000)
Increase (reduction) in income taxes resulting
    from:
        Change in valuation allowance                                     --      243,000           --
        State and local taxes (benefit), net of
            federal income tax benefit                                26,000     (127,000)     (52,000)
        Taxable (nontaxable) income resulting from decrease
            (increase) in cash surrender value of life insurance     (17,000)          --           --
        Nondeductible expenses                                        20,000       22,000       66,000
        Other                                                             --       17,000       43,000
                                                                   ---------    ---------    ---------
                                                                   $ 155,000    $(339,000)   $(400,000)
                                                                   =========    =========    =========
-------------------------------------------------------------------------------------------------------

              The tax effects of temporary differences that give rise to significant portions of the deferred tax assets, net of deferred tax liabilities at December 31, 2003 and 2002 are presented below:

----------------------------------------------------------------------------------

                                                            2003           2002
Deferred tax assets:
   Federal net operating loss carryforwards            $   407,000    $   653,000
   State and local net operating loss carryforwards        315,000        402,000
   Deferred compensation                                   137,000        184,000
   Royalty expenses                                        103,000        179,000
   Depreciation and amortization                           337,000        139,000
   Stock compensation expense                               49,000        104,000
   Write-down of non-marketable equity securities          132,000        132,000
   Severance and separation charges                        140,000             --
   Accrued bonus                                            81,000             --
   Deferred tax assets acquired from Guideline              50,000             --
   Other, net                                               87,000         46,000
                                                       -----------    -----------
   Deferred tax asset                                    1,838,000      1,839,000
   Valuation allowance                                    (243,000)      (243,000)
                                                       -----------    -----------
   Net deferred tax asset                                1,595,000      1,596,000
   Less current portion                                    505,000        272,000
                                                       -----------    -----------
   Net deferred tax asset, excluding current portion   $ 1,090,000    $ 1,324,000
                                                       ===========    ===========

----------------------------------------------------------------------------------

              Of the net deferred tax asset, $505,000 and $272,000 as of December 31, 2003 and 2002, respectively, are classified as current.

              Federal net operating loss carryforwards expire from 2020 to 2021. Of the state and local tax loss carryforward assets, approximately $215,000 expire in 2012, with the remainder expiring from 2020 to 2021.

(13)   EMPLOYEE BENEFITS AND DEFERRED COMPENSATION

              EMPLOYEE BENEFIT PLANS

              The Company sponsors a 401(k) and profit sharing plan under which eligible participants may elect to defer eligible compensation up to governmental limitations. The Company contributes 20% of the employees' contributions up to 1% of their annual compensation and may contribute additional profit sharing amounts at its discretion. Expense relating to the 401(k) and profit sharing plan was $104,000, $79,000 and $88,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

              DEFERRED COMPENSATION

              The Company has a deferred compensation arrangement with Andrew Garvin, the founder and former President of the Company. In November 2003, Mr. Garvin announced his early retirement as of December 31, 2003. The Company has revised the calculation of Mr. Garvin's accrued deferred compensation to reflect his announced date of retirement. Accordingly, the Company reduced the liability for accrued deferred compensation by $146,000 in the quarter ended September 30, 2003. After this adjustment, the present value of the obligation is approximately $243,000 at December 31, 2003, which will be paid over the contractual term of 10 years.

              EMPLOYMENT AGREEMENTS

              The Company has an employment agreement with David Walke, the CEO of the Company, which expires in November 2004. The employment agreement provides for the issuance of 700,000 options to purchase shares of the Company's common stock. The options are to vest ratably over the first three years of the term of the employment agreement, and such vesting shall accelerate and vest immediately upon certain conditions. The employment agreement also contains certain severance provisions entitling the CEO to receive compensation and certain benefits for various lengths of time upon termination without cause, or voluntary termination upon certain conditions, which includes the acquisition by a party of 30% or more of the outstanding shares of common stock of the Company or a change in the majority of incumbent Board members, and certain other occurrences.

              The Company has an employment agreement with Peter Stone, the CFO of the Company, which expires in May 2005. The employment agreement provides for the issuance of 75,000 options to purchase shares of the Company's common stock. The options are to vest ratably over the first three years of the term of the employment agreement, and such vesting shall accelerate and vest immediately upon certain conditions. The employment agreement also contains certain severance provisions entitling the CFO to receive compensation and certain benefits for various lengths of time upon termination without cause, or voluntary termination upon certain conditions, which includes the acquisition by a party of 30% or more of the outstanding shares of common stock of the Company and certain other occurrences.

              The Company has an employment agreement with Martin Franklin, the Chairman of the Board of Directors of the Company, which expires in November 2004. The employment agreement provides for the issuance of 630,000 options to purchase shares of the Company's common stock. The options are to vest ratably over the term of the employment agreement, and such vesting shall accelerate and vest immediately upon certain conditions, which includes the acquisition by a party of 30% or more of the outstanding shares of common stock of the Company or a change in the majority of incumbent Board members, or upon his termination of employment without cause or upon his death or disability.

              A severance arrangement for one member of the Operating Management Group ("OMG") was authorized by the Board of Directors on January 25, 1999. In the event of certain changes of control, the severance agreement with this member of the OMG would be triggered. The agreement provides for (a) a normal severance benefit for one (1) year in the event the employee's services are terminated without cause, and (b) a severance benefit of one (1) year in the event the separation from service is due to (i) a change in control, and (ii) the employee suffers, within one (1) year thereafter, either (A) a discontinuation of duties, or (B) an office change of at least 50 miles, or (C) a reduction in compensation, or (D) a termination of employment other than for cause. Following the change in control in November 2001, the Company estimated at December 31, 2001 that $134,000 would be payable under these provisions. In March 2002, the Company accrued an additional liability of $188,000 related to contractual severance payments due to the former Chief Financial Officer, a former member of the OMG. Severance benefits relating to the resignation of our former Chief Financial Officer were reduced by $93,000 during the quarter ended September 30, 2002, as the result of a revised and signed agreement between the Company and the former Chief Financial Officer.

              Pursuant to the employment agreements described above, salary commitments for the next five years are as follows:

-------------------------------------------------------------------------------
Year ending December 31,
        2004                                                       $   400,000
        2005                                                            81,000
        2006                                                                --
        2007                                                                --
        2008                                                                --
                                                                   ------------
Total salary commitments                                           $   481,000
                                                                   ============

-------------------------------------------------------------------------------

(14)   SUPPLEMENTAL CASH FLOW INFORMATION

              Cash paid for interest and income taxes during the years ended December 31, 2003, 2002 and 2001 was as follows:

--------------------------------------------------------------------------------

                                         2003             2002             2001
Interest                              $447,000         $217,000         $236,000
                                      ========         ========         ========
Income taxes                          $ 49,000         $  6,000         $ 12,000
                                      ========         ========         ========

--------------------------------------------------------------------------------

              Non-cash operating activities:

              In January 2003, the Company issued 35,000 shares of the Company's common stock to a vendor, valued at approximately $44,000.

              Non-cash financing activities:

              In connection with the Guideline acquisition, the Company issued 571,237 unregistered shares of the Company's common stock that were fair valued at $760,000, redeemable at the option of the holder during a specified period of time (see Note 3).

              In connection with the Teltech acquisition, the Company issued 32,700 unregistered shares of the Company's common stock that were fair valued at $50,000 (see Note 3).

              During 2003, the Company recorded preferred dividends of $30,000.

              During 2003, the Company recorded accretion on redeemable common shares, issued in connection with the Guideline acquisition, of $250,000.

              In September 2003, the Company purchased certain equipment under a capital lease arrangement for approximately $48,000, with payments on a monthly basis over a 48-month period commencing October 1, 2003.

              During 2003, the Company recorded the cashless exercise of 83,663 options at prices ranging from $0.62 to $1.062, in exchange for 44,312 shares of common stock at prices ranging from $1.25 to $1.90. Such shares were held for a period of at least six months before the respective exchange. The value of these transactions was $76,000.

              During 2002, the Company recorded the cashless exercise of 79,000 options at prices ranging from $0.50 to $1.062, in exchange for 34,691 shares of common stock at prices ranging from $1.40 to $1.71. Such shares were held for a period of at least six months before the respective exchange. The value of these transactions was $59,000.

(15)   SEGMENT REPORTING

              The Company manages its consulting and business advisory services in the following four business segments: Quick Consulting ("QCS"), Strategic Consulting ("SCRG"), Quantitative Market Research and Teltech. The Company operates primarily in the United States. Quantitative Market Research was added as a segment as a result of the acquisition of Guideline on April 1, 2003. Teltech was added as a segment as a result of its acquisition by the Company on July 1, 2003. See footnote 3 "Acquisitions" for a more detailed description of these acquisitions. References to "Corporate" and "Other" in our financial statements refer to the portion of assets and activities that are not allocated to a segment.

-----------------------------------------------------------------------------------
                                                        YEARS ENDED DECEMBER 31,
                                                             (in thousands)

                                                       2003        2002        2001
                                                       ----        ----        ----
REVENUES
    QCS                                             $ 18,391    $ 18,624    $ 19,414
    SCRG                                               1,415       2,204       2,801
    Quantitative Market Research                       7,669          --          --
    Teltech                                            4,094          --          --
                                                    --------------------------------
    Total revenues                                  $ 31,569    $ 20,828    $ 22,215
                                                    ================================
OPERATING INCOME (LOSS)
    QCS                                             $  2,390    $  4,127    $  4,429
    SCRG                                                (499)        (99)       (314)
    Quantitative Market Research                         946          --          --
    Teltech                                              421          --          --
                                                    --------------------------------
     Segment operating income                          3,258       4,028       4,115
    Corporate and other (1)                           (2,330)     (5,035)     (5,263)
                                                    --------------------------------
      Operating income (loss)                       $    928    $ (1,007)   $ (1,148)
                                                    ================================
DEPRECIATION AND AMORTIZATION
    QCS                                             $    762    $    460    $    539
    SCRG                                                 120          59          66
    Quantitative Market Research                          41          --          --
    Teltech                                               47          --          --
                                                    --------------------------------
      Total segment depreciation and amortization        970         519         605
    Corporate and other                                  173         420         482
                                                    --------------------------------
      Total depreciation and amortization           $  1,143    $    939    $  1,087
                                                    ================================

TOTAL ASSETS
    QCS                                             $  2,990    $  3,161
    SCRG                                                 372         467
    Quantitative Market Research                       3,071          --
    Teltech                                            2,377          --
                                                    --------------------
      Total segment assets                             8,810       3,628
    Corporate and other                               14,792       5,910
                                                    --------------------
      Total assets                                  $ 23,602    $  9,538
                                                    ====================
CAPITAL EXPENDITURES
    QCS                                             $    133    $    134    $    119
    SCRG                                                   5           3           5
    Quantitative Market Research                          --          --          --
    Teltech                                               --          --          --
                                                    ---------------------------------
      Total segment capital expenditures                 138         137         124
    Corporate and other                                  319         320         180
                                                    ---------------------------------
      Total capital expenditures                    $    457    $    457    $    304
                                                    =================================

(1) Includes certain direct costs and selling, general and administrative expenses not attributable to a single segment.

           In 2003, the Company changed its internal overhead allocation methodology, which resulted in greater amounts of corporate overhead being allocated to the business segments in order to better gauge each segments contribution to profitability. Also, the acquisitions of Guideline and Teltech triggered a reapportionment of corporate overhead allocations to business segments. Had this methodology been in place during 2002 and 2001, segment operating (loss) income and depreciation and amortization would have been, on a pro forma basis, as follows:

-----------------------------------------------------------------------------------------------------

                                                                         YEARS ENDED DECEMBER 31,
                                                                              (in thousands)

                                                                        2003      2002        2001
                                                                        ----      ----        ----
                                                                       ACTUAL   PRO FORMA  PRO FORMA
                                                                       ------   ---------  ---------
OPERATING (LOSS) INCOME
   QCS                                                                $ 2,390    $ 1,527    $ 1,586
   SCRG                                                                  (499)      (358)      (620)
   Quantitative Market Research                                           946         --         --
   Teltech                                                                421         --         --
                                                                      -----------------------------
     Segment operating income                                           3,258      1,169        966
   Corporate and other                                                 (2,330)    (2,176)    (2,114)
                                                                      -----------------------------
      Operating loss                                                  $   928    $(1,007)   $(1,148)
                                                                      =============================

DEPRECIATION AND AMORTIZATION
   QCS                                                                $   762    $   647    $   750
   SCRG                                                                   120         85         98
   Quantitative Market Research                                            41         --         --
   Teltech                                                                 47         --         --
                                                                      -----------------------------
      Total segment depreciation and amortization                         970        732        848
   Corporate and other                                                    173        207        239
                                                                      -----------------------------
      Total depreciation and amortization                             $ 1,143    $   939    $ 1,087
                                                                      =============================
-----------------------------------------------------------------------------------------------------


(16)   UNAUDITED QUARTERLY DATA

           The following table sets forth selected quarterly data for the years ended December 31, 2003 and 2002 (in thousands, except per share data). The operating results are not indicative of results for any future period.

                                                                         Income (loss)   Net income
                                                                            before         (loss)           Income        Income
                                                            Operating      provision    attributable      (loss) per    (loss) per
                                                              income    (benefit) for     to common          share:       share:
  Quarter Ended                              Revenues         (loss)     income taxes   shareholders         basic        diluted
  -------------                              --------       ---------   -------------   -------------     ----------    ----------
March 31, 2003                                $ 5,102         $   5          $  65          $  45          $   0.00       $  0.00
June 30, 2003                                   7,063            35           (150)          (251)            (0.02)        (0.02)
September 30, 2003                              9,168           771            565            196              0.02          0.01
December 31, 2003                              10,236           117           (120)           (65)            (0.00)        (0.00)

March 31, 2002                                $ 5,044         $(674)         $(674)         $(473)         $  (0.05)       $(0.05)
June 30, 2002                                   5,226          (239)          (267)          (186)            (0.02)        (0.02)
September 30, 2002                              5,209           113             79             55              0.01          0.00
December 31, 2002                               5,349          (207)          (600)          (520)            (0.05)        (0.05)

--------------------------------------------------------------------------------
           As discussed in Note 8, in the fourth quarter of 2003, the Company recorded a charge to operations of $309,000 related to the retirement of the Company's President. Also, the Company recorded a charge of $127,000 related to severance payments to be made to 5 former employees.

              Approximately $95,000 was recorded related to bonus and commission arrangements in the quarter ended December 31, 2003.

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

/s/ Deloitte & Touche LLP

New York, New York
March 25, 2004

                                                                     SCHEDULE II

                         FIND/SVP, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years ended December 31, 2003, 2002 and 2001
                            (in thousands of dollars)


                                                      Balance at      Additions
                                                       Beginning      Charged to     Write offs       Balance At
               Classification                           of Year        Earnings     (recoveries)      End of Year
                                                        -------        --------     ------------      -----------

Year ended December 31, 2003:
    Allowance for doubtful accounts                       $150           $110          $(11)            $271
                                                          ====           ====          ====             ====

Year ended December 31, 2002:
    Allowance for doubtful accounts                       $126           $128          $104             $150
                                                          ====           ====          ====             ====

Year ended December 31, 2001:
    Allowance for doubtful accounts                       $101           $454          $429             $126
                                                          ====           ====          ====             ====