Form 10-Q
period 2004-03-31
FIND SVP INC
filed 2004-05-14
CIK 801338

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ---------------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD_____________ TO _____________

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

        YES     X                                   NO
           ------------------                         ----------------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

        YES                                         NO      X
           ------------------                         ----------------



Number of shares of Common Stock, $.0001 par value per share outstanding at May 10, 2004: 19,325,704

                         FIND/SVP, INC. AND SUBSIDIARIES
                                      Index


                                                                            Page
PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements
         Condensed Consolidated Balance Sheets                                 3
            March 31, 2004 (unaudited) and December 31, 2003

         Condensed Consolidated Statements of Operations                       4
             Three Months Ended March 31, 2004 and 2003 (unaudited)

         Condensed Consolidated Statements of Cash Flows                       5
             Three Months Ended March 31, 2004 and 2003 (unaudited)

         Notes to Condensed Consolidated Financial Statements (unaudited)      6

     ITEM 2. Management's Discussion and Analysis of Financial Condition and  17
                 Results of Operations

     ITEM 3. Quantitative and Qualitative Disclosures about Market Risk       29

     ITEM 4. Controls and Procedures                                          29

PART II. OTHER INFORMATION

     ITEM 5. Other Information                                                31

     ITEM 6. Exhibits and Reports on Form 8-K                                 31

SIGNATURES                                                                    32

INDEX TO EXHIBITS                                                             33

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

                         FIND/SVP, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                 (in thousands, except share and per share data)

                                                        MARCH 31,   DECEMBER 31,
              ASSETS                                      2004         2003
                                                       (unaudited)
Current assets:
    Cash and cash equivalents                           $    541     $    821
    Accounts receivable, net                               7,841        6,645
    Deferred tax assets                                      505          505
    Prepaid expenses and other current assets              1,081          920
                                                        --------     --------

       Total current assets                                9,968        8,891

Equipment, software development and leasehold
   improvements, at cost, less accumulated
   depreciation and amortization of $10,389
   in 2004 and $10,125 in 2003                             2,254        2,368

Goodwill, net                                             10,162        8,765
Intangibles, net                                           1,103        1,137
Deferred tax assets                                        1,117        1,090
Deferred rent                                                368          398
Cash surrender value of life insurance                       127          214
Non-marketable equity securities                              90          185
Other assets                                                 583          554
                                                        --------     --------

                                                        $ 25,772     $ 23,602
                                                        ========     ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of notes payable                  $  1,276     $  1,076
   Trade accounts payable                                  2,181        2,609
   Accrued expenses and other                              3,649        3,205
   Unearned retainer income                                6,017        4,067
                                                        --------     --------

                  Total current liabilities               13,123       10,957

Notes payable                                              3,138        3,170
Deferred compensation and other liabilities                  411          419
                                                        --------     --------

                  Total liabilities                       16,672       14,546
                                                        --------     --------
Redeemable convertible preferred stock,
   $.0001 par value. Authorized
   2,000,000 shares; issued and outstanding
   333,333 shares in 2004 and 2003,
   and accrued dividends                                     540          530
                                                        --------     --------

Redeemable common stock, $.0001 par value.
   Issued and outstanding 571,237 shares
   in 2004 and 2003                                        1,090          977
                                                        --------     --------

Commitments and contingencies (Note I)

Shareholders' equity:
   Common stock, $.0001 par value. Authorized
      100,000,000 shares; issued and outstanding
      12,737,068 shares in 2004 and 12,641,295
      shares in 2003                                           1            1
   Capital in excess of par value                         10,910       10,983
   Deferred stock-based compensation                         (15)         (20)
   Accumulated deficit                                    (3,426)      (3,415)
                                                        --------     --------
                  Total shareholders' equity               7,470        7,549
                                                        --------     --------

                                                        $ 25,772     $ 23,602
                                                        ========     ========

See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                           Three months ended March 31
                 (in thousands, except share and per share data)


                                                           2004            2003
                                                    -----------     -----------

Revenues                                            $     9,606     $     5,102
                                                    -----------     -----------

Operating expenses:
   Direct costs                                           5,554           2,367
   Selling, general and administrative expenses           3,746           2,730
                                                    -----------     -----------
      Total operating expenses                            9,300           5,097
                                                    -----------     -----------

      Operating income                                      306               5

Other income                                                 --              87
Impairment of investment                                    (95)             --
Interest expense                                           (226)            (27)
                                                    -----------     -----------

      (Loss) income before benefit (provision)
         for income taxes                                   (15)             65

Benefit (provision) for income taxes                          4             (20)
                                                    -----------     -----------

      Net (loss) income                                     (11)             45

      Less: Preferred dividends                             (10)             --

      Less: Accretion on redeemable common shares          (113)             --
                                                    -----------     -----------

       Net (loss) income attributable to
          common shareholders                       $      (134)    $        45
                                                    ===========     ===========


(Loss) income per common share:
      Basic and diluted                             $     (0.01)    $      0.00
                                                    ===========     ===========



Weighted average number of common shares:
      Basic                                          13,246,906      10,215,730
                                                    ===========     ===========

       Diluted                                       13,246,906      11,635,280
                                                    ===========     ===========

See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                          Three months ended March 31
                                 (in thousands)
                                                          2004         2003
                                                        --------     --------
Cash flows from operating activities:
   Net (loss) income                                    $    (11)    $     45
   Adjustments to reconcile net (loss) income
      to net cash (used in) provided by
      operating activities:
         Depreciation and amortization                       314          248
         Allowance for doubtful accounts                      70           (9)
         Unearned retainer income                          1,950        1,022
         Deferred income taxes                               (27)          20
         Compensation from option grants                      29           28
         Deferred compensation                                (8)          14
         Non-cash interest                                    84           --
         Impairment of investment                             95           --

         Changes in assets and liabilities:
             Increase in accounts receivable              (1,266)        (301)
             Increase in prepaid expenses and
               other current assets                         (161)         (30)
             Decrease in rental asset                         30           60
             Decrease (increase) in cash
               surrender value of life insurance              87           (6)
             Increase in other assets                        (57)        (164)
             Decrease in accounts payable
               and accrued expenses                       (1,213)        (383)
                                                        --------     --------


               Net cash (used in) provided
                  by operating activities                    (84)         544
                                                        --------     --------

Cash flows from investing activities:
   Capital expenditures                                     (151)         (90)
   Purchase of Guideline                                      (8)          --
   Purchase of Teltech                                      (160)          --
                                                        --------     --------

                Net cash used in investing
                   activities                               (319)         (90)
                                                        --------     --------

Cash flows from financing activities:
   Principal borrowings under notes payable,
      net of closing costs                                   200           --
   Principal payments under notes payable                   (100)        (130)
   Proceeds from exercise of stock options
      and warrants                                            25            2
   Payments under capital lease                               (2)          --
                                                        --------     --------

             Net cash provided by (used in)
                financing activities                         123         (128)
                                                        --------     --------

                Net (decrease) increase in
                   cash and cash equivalents                (280)         326

Cash and cash equivalents at beginning of period             821          968
                                                        --------     --------
Cash and cash equivalents at end of period              $    541     $  1,294
                                                        ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid                                           $    142     $     24
                                                        ========     ========
Taxes paid                                              $     22     $     --
                                                        ========     ========


See accompanying notes to condensed consolidated financial statements.

                         FIND/SVP, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

A.   MANAGEMENT'S STATEMENT

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position at March 31, 2004, the results of operations for the three month periods ended March 31, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and 2003. All such adjustments are of a normal and recurring nature. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

References in this report to "Company", "we," "us," or "our" refer to FIND/SVP, Inc. and its subsidiaries.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company's 2003 Annual Report on Form 10-K.

B.   REVENUE RECOGNITION

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

The table below sets forth the number of common shares used in computing basic and diluted earnings (loss) per share:

--------------------------------------------------------------------------------
                                                  Three months ended March 31,
                                                     2004                2003
                                              ----------------------------------

Basic number of common shares                     13,246,906          10,215,730
                                              ==================================

Effect of dilutive securities:

Warrants                                                  --             154,123
Convertible preferred stock                               --                  --
Stock options                                             --           1,265,427
                                              ----------------------------------

Diluted number of common shares                   13,246,906          11,635,280
                                              ==================================
--------------------------------------------------------------------------------

Warrants to purchase 2,125,515 and 150,000 shares of common stock at prices ranging from $0.01 to $3.6875 per share and at $2.25 per share, respectively, were outstanding during the three months ended March 31, 2004 and 2003, respectively, and options and redeemable convertible preferred shares, including accrued preferred dividends, to purchase 2,863,775 and 239,500 shares of common stock at prices ranging from $1.40 to $3.6875 per share were outstanding during the three months ended March 31, 2004 and 2003, respectively, but were not included in the computation of diluted EPS because the Company had a net loss attributable to common shareholders for the three months ended March 31, 2004 and because the warrants', options', preferred shares' and dividends' exercise price was greater than the average market price of the common shares for the three months ended March 31, 2003.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." This statement amends SFAS No. 123 by providing alternative methods of adopting the fair-value method of accounting for stock-based compensation, if an entity elects to discontinue using the intrinsic-value method of accounting permitted in Accounting Principles Board (APB) Opinion No. 25. One of these adoption methods, under which a prospective adoption of the fair-value method would be permitted without the need for a cumulative restatement of prior periods, was available to the Company if adopted in 2003. Management continues to study whether it will continue to account for stock-based compensation under APB No. 25 or whether it will adopt SFAS No. 123 as amended.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, the Company's net loss would have been increased to the pro forma amounts indicated below:

--------------------------------------------------------------------------------

                                                   THREE MONTHS    THREE MONTHS
                                                       ENDED           ENDED
                                                  MARCH 31, 2004  MARCH 31, 2003
Net income (loss) attributable to common
shareholders, as reported                            $ (134,000)     $   45,000

Add: Stock based employee compensation expense
included in reported net loss, net of tax
related effects                                          16,000          19,000

Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects       (47,000)        (92,000)
                                                   ----------------------------

Pro forma net loss attributable to common
shareholders                                         $ (165,000)     $  (28,000)
                                                   ============================

Earnings (loss) per share:
   Basic and Diluted
      As reported                                       $ (0.01)        $  0.00
                                                        =======         =======
      Pro forma                                         $ (0.01)        $ (0.00)
                                                        =======         =======

--------------------------------------------------------------------------------

Such amounts were determined using the Black-Scholes option pricing model with the following weighted-average assumptions: 2004 - expected dividend yield of 0%, risk-free interest rate of 3.24%, volatility of 96% and an expected life of 5 years; 2003 - expected dividend yield of 0%, risk-free interest rate of 6%, volatility of 110% and an expected life of 5 years.

D.   NON-MARKETABLE EQUITY SECURITIES

In 1999, the Company entered into an agreement with idealab! and Find.com, Inc. whereby it assigned the domain name "find.com" and licensed the use of certain rights to the trademarks "find.com" and "find" to Find.com, Inc. idealab! and Find.com, Inc. are not otherwise related to the Company. Under terms of the agreement, the Company received cash and non-marketable preferred shares in idealab!, and are entitled to certain future royalties. The preferred shares received were valued at $500,000, and carried various rights including the ability to convert them into common shares of Find.com, Inc., and a put option to resell the shares to idealab! The put option became exercisable in December 2002. Under the terms of the put option, idealab! could either repurchase the preferred shares for $1,500,000 in cash, or elect to return the find.com domain name to us. In the latter case, the Company would retain the preferred shares.

In January 2003, the Company exercised its put option and idealab! declined to repurchase the preferred shares. This information was considered in the recurring evaluation of the carrying value of the preferred shares at the lower of historical cost or estimated net realizable value. Using this information together with other publicly available information about idealab!, the Company concluded the net realizable value of its idealab! preferred shares had declined to an estimated $185,000 at December 31, 2003.

Subsequent to the quarter ended March 31, 2004 in a letter dated April 23, 2004 from idealab! to its shareholders, idealab! announced that it had reached a settlement with Series D plaintiffs, which does not include the Company (the "plaintiffs"), whereby the plaintiffs agreed to vote their shares in favor of an amendment to idealab!'s charter that would reduce the liquidation preference of idealab!'s Series D Preferred Stock from $100.00 per share to $19.00 per share. Furthermore, upon completion of the above settlement, idealab! plans to commence a tender offer to the remaining Series D shareholders, which the Company is included, for $19.00 per share. The settlement agreement requires that the purchase price be reduced by the tendering holders' pro rata share of the plaintiffs' litigation expenses. These expenses will range from $1.00 to $1.50 per share. As a result of this pending settlement, the Company concluded the net realizable value of its idealab! preferred shares had declined to an estimated $90,000 at March 31, 2004, and took a charge to operations of $95,000 during the quarter then ended. Since the idealab! preferred shares continue to be an investment in a start-up enterprise, it is reasonably possible in the near term that our estimate of the net realizable value of the preferred shares could be further reduced.

The Company has a 9.1% interest in Strategic Research Institute, L.P. ("SRI"), and in March 2003, received an $87,000 distribution in respect of that interest. The Company shares in profits of SRI, but does not share in losses. This is the first distribution that was received from this partnership interest, and the distribution was recognized as other income during the three months ended March 31, 2003. SRI is a business conference and event company. The value of this investment is zero.

E.   DEBT

As of March 31, 2004, there was $1,100,000 outstanding on a term note with JP Morgan Chase Bank (the "Term Note"), of which $400,000 is classified as current. The Term Note bears interest at prime plus 1.25% (5.25% at March 31, 2004), and is payable in quarterly installments and a $500,000 balloon payment through December 31, 2005. Interest expense related to the Term Note amounted to $16,000 for the quarter ended March 31, 2004. The Term Note contains certain restrictions on the conduct of our business, including, among other things, restrictions, generally, on incurring debt, making investments, creating or suffering liens, tangible net worth, current ratio, cash flow coverage, or completing mergers.

The Company maintains a $1,000,000 line of credit with JP Morgan Chase Bank (the "Line of Credit"). The Line of Credit bears interest at prime plus 0.50% (4.5% at March 31, 2004). As of March 31, 2004 $876,000 remains outstanding. Interest expense related to the Line of Credit amounted to $8,000 for the quarter ended March 31, 2004. The Line of Credit contains certain restrictions on the conduct of its business, including, among other things, restrictions, generally, on incurring debt, and creating or suffering liens.

The Term Note and Line of Credit are secured by a general security interest in substantially all of the Company's assets.

On May 11, 2004, the covenants to compute the ratio of senior debt to consolidated tangible net worth and to compute consolidated tangible net worth under the Term Note and Line of Credit were waived as of March 31, 2004.

On April 1, 2003, the Company issued a Promissory Note (the "Note") with a face value of $3,000,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Guideline. Quarterly principal payments of $250,000 are due beginning March 31, 2006. The Note was recorded at its initial relative fair value of $1,868,000. The difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities of the Note, and the resulting effective interest rate is approximately 25%. Related interest expense was $159,000 for the quarter ended March 31, 2004, of which $58,000 related to the non-cash accretion of the carrying value of the

Note for the quarter ended March 31, 2004. The Company has the right to prepay the Note at any time without premium or penalty. The Note is secured by a security interest in substantially all assets of the Company, and is subject to covenants relating to the conduct of our business including financial covenants related to a defined fixed charge coverage and a defined funded indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") ratio. The Company is in compliance with this loan agreement as of March 31, 2004.

On July 1, 2003, the Company issued a Second Promissory Note (the "Second Note") with a face value of $500,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Teltech, a business unit of Sopheon Corporation ("Teltech"). Quarterly principal payments of $42,000 are due beginning March 31, 2006. The Second Note was recorded at its initial relative fair value of $320,000. The difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities of the Second Note, and the resulting effective interest rate is approximately 25%. Related interest expense was $27,000 for the quarter ended March 31, 2004, of which $10,000 related to the non-cash accretion of the carrying value of the Note for the quarter ended March 31, 2004. The Company has the right to prepay the Second Note at any time without premium or penalty. The Second Note is secured by a security interest in substantially all assets of the Company, and is subject to covenants relating to the conduct of our business including financial covenants related to a defined fixed charge coverage and a defined funded indebtedness to EBITDA ratio. The Company is in compliance with this loan agreement as of March 31, 2004.

F.   INCOME TAXES

The $4,000 income tax benefit for the three months ended March 31, 2004 represents 27% of the loss before benefit for income taxes. The $20,000 income tax provision for the three months ended March 31, 2003 represents 31% of income before provision for income taxes. The difference between these rates and the statutory rate primarily relates to expenses that are not deductible for income tax purposes.

Of the net deferred tax asset, $505,000 is classified as current as of March 31, 2004 and December 31, 2003.

G.   STOCK OPTIONS

During the three month period ended March 31, 2004, options to purchase 37,500 shares of common stock were granted under the Company's Stock Option Plans, at a price of $1.79, which represents the fair market value of such shares on the dates of grant.

During the three month period ended March 31, 2003, options to purchase 218,500 shares of common stock were granted under the Company's Stock Option Plan, at a price of $1.25, which represents the fair market value of such shares on the dates of grant.

Stock options were granted in November 2001 for future services to be rendered to the Company by the Chief Executive Officer ("CEO"), the Chairman and a consultant. In 2003, the Company's Board approved the acceleration of the vesting of 117,000 and 105,000 options granted to the CEO and Chairman, respectively. This action was taken to generate additional funds at the time of the Company's acquisition of Teltech. Compensation expense related to such grants is amortized over the vesting period of the options and was $5,000 and $27,000 for the three-month periods ended March 31, 2004 and 2003, respectively.

H.   SEGMENT REPORTING

The Company manages its consulting and business advisory services in the following four business segments: Quick Consulting ("QCS"), Strategic Consulting ("SCRG"), Quantitative Market Research and Teltech. The Company operates primarily in the United States. Quantitative Market Research was added as a segment as a result of the acquisition of Guideline on April 1, 2003. Teltech was added as a segment as a result of its acquisition by the Company on July 1, 2003. See footnote M. "Acquisitions" for a more detailed description of these acquisitions. References to "Corporate" and "Other" in our financial statements refer to the portion of assets and activities that are not allocated to a segment.

--------------------------------------------------------------------------------
(in thousands)                                     THREE MONTHS ENDED MARCH 31,
                                                      2004             2003          $ Change         % Change
                                                  ------------     ------------     ------------     ------------
REVENUES
   QCS (1)                                           $   4,373        $   4,708        $    (335)             7.1%
   SCRG (1)                                                407              394               13              3.3%
   Quantitative Market Research                          2,713               --            2,713               --
   Teltech                                               2,113               --            2,113               --
                                                  ------------     ------------     ------------     ------------
      Revenues                                       $   9,606        $   5,102        $   4,504             88.3%
                                                  ============     ============     ============     ============


OPERATING INCOME (LOSS)
   QCS (1)                                           $     479        $     786        $    (307)            39.1%
   SCRG (1)                                                (82)            (349)             267             76.5%
   Quantitative Market Research                            321               --              321               --
   Teltech                                                 282               --              282               --
                                                  ------------     ------------     ------------     ------------
      Total segment operating income                     1,000              437              563            128.8%
   Corporate & other (1)(2)                               (694)            (432)            (262)            60.6%
                                                  ------------     ------------     ------------     ------------
     Operating income                                $     306        $       5        $     301          6,020.0%
                                                  ============     ============     ============     ============


INCOME (LOSS) BEFORE INCOME TAXES
   QCS (1)                                           $     479        $     786        $    (307)            39.1%
   SCRG (1)                                                (82)            (349)             267             76.5%
   Quantitative Market Research                            228               --              228               --
   Teltech                                                 188               --              188               --
                                                  ------------     ------------     ------------     ------------
      Total segment income before income taxes             813              437              376             86.0%
   Corporate & other (1)(2)                               (828)            (372)            (456)           122.6%
                                                  ------------     ------------     ------------     ------------
     Income before provision for income taxes        $     (15)       $      65        $     (80)           123.1%
                                                  ============     ============     ============     ============

(1) Prior year segment amounts have been revised as a result of a realignment of certain activities, including the association of certain QCS segment activity with Corporate and Other.

(2) Includes certain direct costs and selling, general, and administrative expenses not attributable to a single segment

--------------------------------------------------------------------------------

I.   COMMITMENTS AND CONTINGENCIES

See Note M. "Acquisitions" for information regarding contingent payments related to the acquisitions of Guideline and Teltech.

J.   ACCRUED EXPENSES

As of December 31, 2003, a balance of $458,000 remained accrued for charges under a severance plan approved by the Board of Directors. Payments totaling $136,000 were made to 7 individuals during the three months ended March 31, 2004. The remainder of the balance will be paid through October 2004.

K.   DEFERRED COMPENSATION

The Company has a deferred compensation arrangement with Andrew Garvin, the founder and former President of the Company. In November 2003, Mr. Garvin announced his early retirement as of December 31, 2003. The Company revised the calculation of Mr. Garvin's accrued deferred compensation to reflect his announced date of retirement. Accordingly, the present value of the obligation as of December 31, 2003 was approximately $243,000. This will be paid over the contractual term of 10 years, beginning in January 2004.

L.   SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the quarter ended March 31, 2004, the Company recorded the cashless exercise of 94,975 options at prices ranging from $0.50 to $1.062, in exchange for 67,224 shares of common stock at prices ranging from $1.70 to $2.50. Such shares were held for a period of at least six months before the respective exchange. The value of these transactions was $174,000.

During the three months ended March 31, 2004, the Company recorded preferred dividends of $10,000, and accretion on redeemable common shares of $113,000.

M.   ACQUISITIONS

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

The consideration for this acquisition consisted of the following:

          o Approximately $3,903,000 paid in cash (includes $431,000 and $8,000 of paid transaction costs during the year ended December 31, 2003, and the three months ended March 31, 2004, respectively), net of cash acquired. $60,000 of transaction costs and a $50,000 payment to one of the Guideline executives remain accrued as of March 31, 2004;

          o 571,237 common shares valued at $760,000 (295,043 of the common shares were placed in escrow to secure the indemnification obligations of the sellers);

          o Within thirty days from the first anniversary date of the acquisition, a potential deferred consideration amount (the "One Year Deferred Consideration") of $1 million contingent upon Guideline achieving adjusted EBITDA (as defined in the purchase agreement) for the twelve-month period following the acquisition ("One Year Adjusted EBITDA") of at least $1.2 million. It is anticipated that $1 million will be due, and this amount has been accrued by the Company as of March 31, 2004. Each of the Sellers may separately elect to have up to fifty percent  (50%) of the  amount of any One Year  Deferred  Consideration payable to such Seller in an amount of duly authorized and non-assessable unregistered shares of Company common stock.

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

The 571,237 shares issued to the former owners of Guideline may be put back to the Company during a 120-day period beginning April 5, 2005. Such shares are classified in the balance sheet as redeemable common stock. If the shares are put back to the Company, the cash to be paid by the Company will be equal to 150% of the initial redemption value of the shares, or $1,090,000. Based on the fair value of the shares as of March 31, 2004, the Company recorded accretion on redeemable common stock of $113,000 for the quarter ended March 31, 2004, resulting in redeemable common stock having a carrying value of $1,090,000.

The 333,333 shares of Preferred Stock were issued pursuant to a Series A Preferred Stock Purchase Agreement (the "Preferred Stock Purchase Agreement") dated April 1, 2003. These shares have been recorded at estimated fair value of $693,000 using the relative fair value method. The Preferred Stock is convertible into shares of the Company's common stock one-for-one, subject to adjustment for certain dilutive issuances, splits and combinations. The Preferred Stock is also redeemable at the option of the holders of the Preferred Stock beginning April 1, 2009, at a redemption price of $1.50 per share, or $500,000 in the aggregate, plus all accrued but unpaid dividends. The holders of the Preferred Stock are entitled to receive cumulative dividends, prior and in preference to any declaration or payment of any dividend on the common stock of the Company, at the rate of 8% on the $500,000 redemption value, per annum, payable in cash or through the issuance of additional shares of Preferred Stock at the Company's discretion. The holders of shares of Preferred Stock have the right to one vote for each share of common stock into which shares of the Preferred Stock could be converted into, and with respect to such vote, each holder of shares of Preferred Stock has full voting rights and powers equal to the voting rights and powers of the holders of the Company's common stock. For the quarter ended March 31, 2004, the Company recorded preferred dividends of $10,000, resulting in Preferred Stock of $540,000 at March 31, 2004.

The Company has finalized its valuation of the assets and liabilities acquired for the allocation of the purchase price of the Guideline transaction as of March 31, 2004, with the exception of the Two Year Deferred Consideration, which is contingent until 2005.

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

The consideration for this acquisition consisted of the following:

          o Approximately $3,235,000 paid in cash (including $177,000 of transaction costs). As of March 31, 2004, of the $236,000 in total transaction costs, approximately $65,000 of transaction costs remains accrued.

          o 32,700 unregistered shares of the Company's Common Stock, valued at $50,000. These shares were placed in escrow to secure the indemnification obligations of the Sellers set forth in the purchase agreement through June 25, 2004, pursuant to an escrow agreement among Sopheon, the Company, Ttech and Kane Kessler, P.C. (the "Escrow Agreement").

          o Contingent consideration of up to a maximum of $200,000 may become payable by the Company to Sopheon in the first half of 2004 if certain customer subscription renewal goals, as defined in the purchase agreement, are attained. This amount has been accrued as of March 31, 2004.

The Company is in the process of finalizing its valuation of the assets and liabilities it has acquired and assumed for its allocation of the purchase price of the Teltech transaction. The Company expects to finalize its valuation no later than the second quarter of 2004. The Company's preliminary allocation of the purchase price of the Teltech acquisition is subject to refinement based on the final determination of fair values.

The following table sets forth the components of the purchase price for both the Guideline and Teltech acquisitions:

--------------------------------------------------------------------------------

                                            GUIDELINE     TELTECH       TOTAL
Cash paid (including transaction costs)    $3,903,000   $3,235,000   $7,138,000
Accrued contingent earnout payments         1,050,000      200,000    1,250,000
Accrued transaction costs                      60,000       65,000      125,000
Common stock issued to sellers                760,000       50,000      810,000
                                           ------------------------------------
   Total purchase consideration            $5,773,000   $3,550,000   $9,323,000
                                           ====================================

--------------------------------------------------------------------------------

The following table provides the preliminary estimated fair value of the acquired assets and assumed liabilities:

--------------------------------------------------------------------------------

                                            GUIDELINE     TELTECH       TOTAL
Current assets                             $1,786,000   $1,235,000   $3,021,000
Property and equipment                        102,000      287,000      389,000
Other assets                                  267,000           --      267,000
Liabilities assumed, current               (2,236,000)  (3,358,000)  (5,594,000)
Liabilities assumed, non-current              (67,000)          --      (67,000)
                                           ------------------------------------
   Fair value of net liabilities assumed     (148,000)  (1,836,000)  (1,984,000)
Preliminary goodwill                        5,352,000    4,735,000   10,087,000
Amortizable intangible assets                 421,000      527,000      948,000
Indefinite-lived intangible assets            148,000      124,000      272,000
                                           ------------------------------------
  Total purchase consideration             $5,773,000   $3,550,000   $9,323,000
                                           ====================================

--------------------------------------------------------------------------------

Amortizable   intangible  assets  are  amortized  over  a  period  of  7  years.
Amortization of intangible assets was $34,000 for the quarter ended March 31, 2004.

The unaudited pro forma information below represents consolidated results of operations as if the acquisitions of Guideline and Teltech had occurred as of January 1, 2003. The unaudited pro forma information has been included for comparative purposes and is not indicative of the results of operations of the consolidated Company had the acquisition occurred as of January 1, 2003, nor is it necessarily indicative of future results.

PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                       THREE MONTHS ENDED
                                                         MARCH 31, 2003

Total pro forma revenue                                    $8,904,000

Pro forma net income                                           $2,000

Pro forma earnings per share attributable to common shareholders:

       Basic and diluted                                       $0.00

--------------------------------------------------------------------------------

N.   SUBSEQUENT EVENTS

On May 10, 2004 (the "Closing Date"), the Company raised $13,500,000 through a private placement of (i) 6,000,000 shares of the Company's common stock, par value $0.0001 per share (the "Common Stock") and (ii) warrants to purchase an aggregate of 3,000,000 shares of Common Stock. The Company sold 6,000,000 units at $2.25 per unit, with each unit consisting of one share of Common Stock and one warrant to purchase one-half of one share of Common Stock at an exercise price of $3.00 per full share. The net proceeds of the sale of the Common Stock and the warrants is intended to be used by the Company for repaying debt, working capital and general corporate purposes, including the financing of potential acquisitions. The Common Stock and warrants are characterized as "restricted securities" under the U.S. federal securities laws inasmuch as they are being acquired from the Company in a transaction not involving a public offering and that under such laws and applicable regulations such securities may be resold without registration under the 1933 Act only in certain limited circumstances. The Company is obligated to file a Registration Statement within 35 days of the Closing Date covering the resale of the Common Stock purchased in the private placement, as well as those shares of Common Stock underlying the warrants.

On April 21, 2004, the Company sold its Information Advisor newsletter business ("IA") to Information Today. The sale proceeds to the Company consisted of $52,500 in cash, $15,000 of free advertising, and the buyer's assumption of an unearned income liability, less modest transaction expenses.

On April 1, 2004, Stephan B. Sigaud, an Executive Vice President, and the Company mutually and amicably agreed that Mr. Sigaud would end his employment with the Company. A specific date for Mr. Sigaud's formal departure has not been set but Mr. Sigaud has agreed to stay with the Company until at least June 1, 2004.

On April 28, 2004, the Company entered into an employment agreement with Marc Litvinoff, commencing on May 17, 2004 and continuing until May 16, 2005; provided, that the employment agreement shall be automatically renewed for an additional one-year period unless the Company provides Mr. Litvinoff with written notice. Commencing May 17, 2004, Mr. Litvinoff will serve as the Company's Chief Operating Officer, and a member of the Company's Operating Management Group. Mr. Litvinoff will assume all responsibilities for client services at the Company. See Part II. Item 5.--Other Information.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2004 compared to three months ended March 31, 2003.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

The Company manages its consulting and business advisory services in the following four business segments: Quick Consulting ("QCS"), Strategic Consulting ("SCRG"), Quantitative Market Research and Teltech. The Company operates primarily in the United States. Quantitative Market Research was added as a segment as a result of the acquisition of Guideline on April 1, 2003. Teltech was added as a segment as a result of its acquisition by the Company on July 1, 2003. See footnote M. "Acquisitions" for a more detailed description of these acquisitions. References to "Corporate" and "Other" in our financial statements refer to the portion of assets and activities that are not allocated to a segment.

--------------------------------------------------------------------------------
(in thousands)                                     THREE MONTHS ENDED MARCH 31,
                                                      2004             2003          $ Change         % Change
                                                  ------------     ------------     ------------     ------------
REVENUES
   QCS (1)                                           $   4,373        $   4,708        $    (335)             7.1%
   SCRG (1)                                                407              394               13              3.3%
   Quantitative Market Research                          2,713               --            2,713               --
   Teltech                                               2,113               --            2,113               --
                                                  ------------     ------------     ------------     ------------
      Revenues                                       $   9,606        $   5,102        $   4,504             88.3%
                                                  ============     ============     ============     ============


OPERATING INCOME (LOSS)

   QCS (1)                                           $     479        $     786        $    (307)            39.1%
   SCRG (1)                                                (82)            (349)             267             76.5%
   Quantitative Market Research                            321               --              321               --
   Teltech                                                 282               --              282               --
                                                  ------------     ------------     ------------     ------------
      Total segment operating income                     1,000              437              563            128.8%
   Corporate & other (1) (2)                              (694)            (432)            (262)            60.6%
                                                  ------------     ------------     ------------     ------------
     Operating income                                $     306        $       5        $     301          6,020.0%
                                                  ============     ============     ============     ============


INCOME (LOSS) BEFORE INCOME TAXES

   QCS (1)                                           $     479        $     786        $    (307)            39.1%
   SCRG (1)                                                (82)            (349)             267             76.5%
   Quantitative Market Research                            228               --              228               --
   Teltech                                                 188               --              188               --
                                                  ------------     ------------     ------------     ------------
      Total segment income before income taxes             813              437              376             86.0%
   Corporate & other (1) (2)                              (828)            (372)            (456)           122.6%
                                                  ------------     ------------     ------------     ------------
     Income before provision for income taxes        $     (15)       $      65              (80)           123.1%
                                                  ============     ============     ============     ============


(1) Prior year segment amounts have been revised as a result of a realignment of certain activities, including the association of certain QCS segment activity with Corporate and Other.

(2) Includes certain direct costs and selling, general, and administrative expenses not attributable to a single segment.
--------------------------------------------------------------------------------

REVENUES

Revenues increased from $5,102,000 for the three months ended March 31, 2003 to $9,606,000 for the three months ended March 31, 2004, which represents an increase of 88.3% from 2003 to 2004. The increase in revenue was due to the acquisitions of Guideline on April 1, 2003, and Teltech on July 1, 2003 and increases in our SCRG segment, which were offset by declines in our QCS segment. Specifically, QCS was affected by cancellations of retainer accounts, which were not sufficiently offset by new retainer sales during 2003, and the first quarter of 2004. We believe that cancellations primarily resulted from continued weak general economic conditions, as well as the perception among certain customers that research can be conducted internally using the internet. The primary factor contributing to the increase in SCRG revenue was the greater number of cash projects booked during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003.

     QCS

     QCS revenues, which result from annual retainer contracts paid by clients on a monthly, quarterly, semi-annual or annual basis, decreased by $335,000, or 7.1%, from $4,708,000 for the three months ended March 31, 2003 to $4,373,000 for the three months ended March 31, 2004. The decrease from 2003 to 2004 was a result of cancellations that were not sufficiently offset by new clients despite increased retainer rates. We believe that cancellations were primarily a result of continued weak economic conditions, as well as the perception among certain customers that research can be conducted internally using the internet. However, at March 31, 2004, there were a greater number of annual renewals which were billed than the same period in the prior year.

     SCRG

     SCRG revenues, which result from consulting engagements addressing clients' business issues, increased by $13,000, or 3.2%, from $394,000 for the three months ended March 31, 2003 to $407,000 for the three months ended March 31, 2004. The increase from 2003 to 2004 was due to a greater number of cash projects booked during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003

     QUANTITATIVE MARKET RESEARCH

     Quantitative Market Research revenues, which result from custom market research consulting engagements, such as conducting surveys and focus groups, were $2,713,000 for the three months ended March 31, 2004. We acquired this line of business on April 1, 2003.

     TELTECH

     Teltech revenues, which result from on-demand research, outsourced information services and in-depth projects, were $2,113,000 for the three months ended March 31, 2004. We acquired this line of business on July 1, 2003.

COSTS OF PRODUCTS AND SERVICES SOLD

Direct costs, which are those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases, increased by $3,187,000, or 134.6%, from $2,367,000 for the three months ended March 31, 2003 to $5,554,000 for the three months ended March 31, 2004. Direct costs represented 57.8% and 46.3% of revenues for the three months ended March 31, 2004 and 2003, respectively. The increase in total direct costs was primarily the result of the acquisition of Guideline during the quarter ended June 30, 2003 and the acquisition of Teltech during the quarter ended September 30, 2003. Guideline's and Teltech's direct costs consist of both direct labor and direct costs, such as subcontractors who perform fieldwork for many of their projects, annual costs related to the use of external content providers, and other necessary costs incurred in order to fulfill client requests. Exclusive of Guideline and Teltech, direct costs decreased by approximately $143,000 from 2003 to 2004 as a result of decreased direct labor costs, decreased use of sub-contractors in SCRG, and more favorable pricing from our use of outside electronic services.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $1,016,000, or 37.2%, from $2,730,000, or

53.5% of revenue, for the three months ended March 31, 2003 to $3,746,000, or 38.9% of revenue, for the three months ended March 31, 2004. The increase in selling, general and administrative was due primarily to the acquisitions of Guideline, which took place during the quarter ended June 30, 2003 (total Guideline selling, general and administrative expenses were $381,000), and Teltech, which took place during the quarter ended September 30, 2003 (total Teltech selling, general and administrative expenses were $513,000). Even though selling, general, and administrative expenses increased, the percentage of revenue that these expenses represents decreased from 2003 to 2004. Exclusive of Guideline and Teltech, selling, general and administrative expenses increased by $122,000, or 4.4%, from 2003 to 2004, as a result primarily of increased indirect labor costs, increased professional fees, increased public relations fees, and increased bad debt expense because part of the bad debt reserve was released during the quarter ended March 31, 2003. These expense increases were partially offset by various cost containment measures.

INTEREST EXPENSE

Interest expense increased by $199,000 from $27,000 for the three months ended March 31, 2003 to $226,000 for the three months ended March 31, 2004. The increase was a result of additional borrowings, related to the acquisitions of Guideline and Teltech during the year ended December 31, 2003, which were partially offset by repayments on existing debt. Included in interest expense was non-cash interest expense of $67,000, which was accreted as additional interest expense due to the difference between the initial relative fair value and the stated value of the Petra debt (See "Liquidity and Capital Resources").

IMPAIRMENT OF INVESTMENT

In March 2004, the Company reduced the value of its investment in idealab! to $90,000, the value of the shares based on the latest contemplated tender offer by idealab!. Accordingly, the Company recorded a $95,000 pre-tax charge during the quarter ended March 31, 2004.

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

OPERATING INCOME

Our results of operations improved by $301,000 from operating income of $5,000 for the three months ended March 31, 2003 to operating income of $306,000 for the three months ended March 31, 2004. This is primarily the result of the acquisitions of Guideline and Teltech during 2003 and increased operating income in SCRG, offset by decreased operating income in QCS and increased Corporate and other expenses.

INCOME TAXES

The $4,000 income tax benefit for the quarter ended March 31, 2004 represents 27% of pre-tax loss. The income tax benefit was different than the statutory rate because expenses, such as meals and entertainment and key-man life insurance premiums, which are not deductible for tax purposes, resulted in a different effective tax rate than the statutory rate.

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

REVENUE RECOGNITION

Approximately 60% of the Company's revenues were derived from subscription contracts with customers, including all of the revenues of the QCS business segment and approximately 50% of the revenues of the Teltech business segment. The remaining 40% of the Company's revenues consisted of quantitative market research projects, in-depth consulting projects and outsourced information services.

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

GOODWILL AND INTANGIBLES

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Effective January 1, 2002 we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized. Instead, goodwill is evaluated for impairment using a two-step process that is performed at least annually and whenever events or circumstances indicate impairment may have occurred. The first step is a comparison of the fair value of an internal reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, a second test is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of the goodwill is greater than the implied value, an impairment loss is recognized for the difference. The implied value of the goodwill is determined as of the test date by performing a purchase price allocation as if the reporting unit had just been acquired, using currently estimated fair values of the individual assets and liabilities of the reporting unit, together with an estimate of the fair value of the reporting unit taken as a whole. The estimate of the fair value of the reporting unit is based upon information available regarding prices of similar groups of assets, or other valuation techniques including present value techniques based upon estimates of future cash flow. The Company performs its annual impairment test on the first day of the third quarter of its fiscal year.

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

NON-MARKETABLE EQUITY SECURITIES

The preferred share securities in idealab! is an investment in a start-up enterprise. As of March 31, 2004, the carrying value of these preferred share securities is $90,000. It is reasonably possible in the near term that our estimate of the net realizable value of the preferred shares will be less than the carrying value of the preferred shares.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary sources of liquidity and capital resources have been cash flow from retainer accounts (including prepaid retainer fees from clients) and borrowings. Cash balances were $541,000 and $821,000 at March 31, 2004 and December 31, 2003, respectively. Our working capital (deficiency) position (current assets, less current liabilities) at March 31, 2004 was $(3,155,000) as compared to $(2,066,000) at December 31, 2003. Included in current liabilities is unearned retainer income of $6,017,000 as of March 31, 2004 and $4,067,000 as of December 31, 2003. Such amounts reflect amounts billed, but not yet earned.

Cash of $84,000 was used in operating activities during the quarter ended March 31, 2004 and cash of $544,000 was provided by operating activities in the quarter ended March 31, 2003. During the three months ended March 31, 2004, operating cash uses primarily related to the payment of a bonus to an executive of Guideline, and payment of a portion of previously accrued royalties to SVP International S.A. ("SVP International"). Prior to November 2001, SVP International and its affiliates owned 37% of the common shares of the Company.

Cash used in investing activities was $319,000 and $90,000 in the quarters ended March 31, 2004 and 2003, respectively, and relate primarily to capital expenditures for computer hardware upgrades and leasehold improvements. In 2004, additional consultation fees on the Guideline and Teltech acquisitions of approximately $168,000 was paid. During the year ending December 31, 2004 the Company expects to spend approximately $600,000 for capital items, the major portions of which will be used for computer hardware and software upgrades and for leasehold improvements.

Cash of $123,000 was provided by financing activities in the quarter ended March 31, 2004 and cash of $128,000 was used in financing activities in the quarter ended March 31, 2003. In 2004, the most significant items were $200,000 borrowed under notes payable, offset by note repayments of $100,000. In 2003, the most significant item was the repayment of $130,000 of outstanding debt.

As of March 31, 2004, there was $1,100,000 outstanding on a term note with JP Morgan Chase Bank (the "Term Note"), of which $400,000 is classified as current. The Term Note bears interest at prime plus 1.25% (5.25% at March 31, 2004), and is payable in quarterly installments, and a $500,000 balloon payment through December 31, 2005. Interest expense related to the Term Note amounted to $16,000 for the quarter ended March 31, 2004. The Term Note contains certain restrictions on the conduct of our business, including, among other things, restrictions, generally, on incurring debt, making investments, creating or suffering liens, tangible net worth, current ratio, cash flow coverage, or completing mergers.

We maintain a $1,000,000 line of credit with JP Morgan Chase Bank (the "Line of Credit"). The Line of Credit bears interest at prime plus 0.50% (4.50% at March 31, 2004). As of March 31, 2004, $876,000 remains outstanding. The Line of Credit contains certain restrictions on the conduct of our business, including, among other things, restrictions, generally, on incurring debt, and creating or suffering liens.

The Term Note and the Line of Credit are secured by a general security interest in substantially all of the Company's assets.

On May 11, 2004, the covenants to compute the ratio of senior debt to consolidated tangible net worth and to compute consolidated tangible net worth under the Term Note and Line of Credit were waived as of March 31, 2004.

On April 1, 2003, we issued a Promissory Note (the "Note") to Petra with a face value of $3,000,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Guideline. Quarterly principal payments of $250,000 are due beginning March 31, 2006. The Note was recorded at its initial relative fair value of $1,868,000. The difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities of the Note, and the resulting effective interest rate is approximately 25%. Related interest expense was $159,000 for the quarter ended March 31, 2004, of which $58,000 related to the non-cash accretion of the carrying value of the Note for the quarter ended March 31, 2004. We have the right to prepay the Note at any time without premium or penalty. The Note is secured by a security interest in substantially all assets of the Company, and is subject to covenants relating to the conduct of our business including financial covenants related to a defined fixed charge coverage and a defined funded indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") ratio. We were in compliance with this loan agreement as of March 31, 2004.

On July 1, 2003, we issued a Second Promissory Note (the "Second Note") also to Petra with a face value of $500,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Teltech, a business unit of Sopheon Corporation ("Teltech"). Quarterly principal payments of $42,000 are due beginning March 31, 2006. The Second Note was recorded at its initial relative fair value of $320,000. The difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities of the Second Note, and the resulting effective interest rate is approximately 25%. Related interest expense was $27,000 for the quarter ended March 31, 2004, of which $10,000 related to the non-cash accretion of the carrying value of the Note for the quarter ended March 31, 2004. We have the right to prepay the Second Note at any time without premium or penalty. The Second Note is secured by a security interest in substantially all assets of the Company, and is subject to covenants relating to the conduct of our business including financial covenants related to a defined fixed charge coverage and a defined funded indebtedness to EBITDA ratio. We were in compliance with this loan agreement as of March 31, 2004.

We believe that our cash and cash equivalents on hand, including amounts drawn from the Term Note and the Line of Credit, cash generated from operations and collections of our accounts receivable, and the availability of the Line of Credit with JP Morgan Chase, will be sufficient to fund our operations for the foreseeable future.

OTHER COMMITMENTS AND CONTINGENCIES

Within thirty days from the first anniversary date of the Guideline acquisition, a potential deferred consideration amount (the "One Year Deferred Consideration") of $1 million contingent upon Guideline achieving adjusted EBITDA (as defined in the purchase agreement) for the twelve-month period following the acquisition ("One Year Adjusted EBITDA") of at least $1.2 million. It is anticipated that $1 million will be due, and this amount has been accrued by the Company as of March 31, 2004. Each of the Sellers may separately elect to have up to fifty percent (50%) of the amount of any One Year Deferred Consideration payable to such Seller in an amount of duly authorized and non-assessable unregistered shares of Company common stock.

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

Contingent consideration of up to a maximum of $200,000 may become payable by the Company to Sopheon in the first half of 2004 if certain customer subscription renewal goals, as defined in the Teltech purchase agreement, are attained. This amount has been accrued as of March 31, 2004.

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

The consideration for this acquisition consisted of the following:

          o Approximately $3,903,000 paid in cash, net of cash acquired (includes $431,000 and $8,000 of paid transaction costs during the year ended December 31, 2003, and the three months ended March 31, 2004, respectively). $60,000 of transaction costs and a $50,000 payment to one of the Guideline executives remain accrued as of March 31, 2004;

          o 571,237 common shares valued at $760,000 (295,043 of the common shares were placed in escrow to secure the indemnification obligations of the sellers);

          o Within thirty days from the first anniversary date of the acquisition, a potential deferred consideration amount (the "One Year Deferred Consideration") of $1 million contingent upon Guideline achieving adjusted EBITDA (as defined in the purchase agreement) for the twelve-month period following the acquisition ("One Year Adjusted EBITDA") of at least $1.2 million. It is anticipated that $1 million will be due, and this amount has been accrued by the Company as of March 31, 2004. Each of the Sellers may separately elect to have up to fifty percent (50%) of the amount of any One Year Deferred Consideration payable to such Seller in an amount of duly authorized and non-assessable unregistered shares of Company common stock.

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

The 571,237 shares issued to the former owners of Guideline may be put back to the Company during a 120-day period beginning April 5, 2005. Such shares are classified in the balance sheet as redeemable common stock. If the shares are put back to the Company, the cash to be paid by the Company will be equal to 150% of the initial redemption value of the shares, or $1,090,000. Based on the fair value of the shares as of March 31, 2004, the Company recorded accretion on redeemable common stock of $113,000 for the quarter ended March 31, 2004, resulting in redeemable common stock having a carrying value of $1,090,000.

The 333,333 shares of Preferred Stock were issued pursuant to a Series A Preferred Stock Purchase Agreement (the "Preferred Stock Purchase Agreement") dated April 1, 2003. These shares have been recorded at estimated fair value of $693,000 using the relative fair value method. The Preferred Stock is convertible into shares of the Company's common stock one-for-one, subject to adjustment for certain dilutive issuances, splits and combinations. The Preferred Stock is also redeemable at the option of the holders of the Preferred Stock beginning April 1, 2009, at a redemption price of $1.50 per share, or $500,000 in the aggregate, plus all accrued but unpaid dividends. The holders of the Preferred Stock are entitled to receive cumulative dividends, prior and in preference to any declaration or payment of any dividend on the common stock of the Company, at the rate of 8% on the $500,000 redemption value, per annum, payable in cash or through the issuance of additional shares of Preferred Stock at the Company's discretion. The holders of shares of Preferred Stock have the right to one vote for each share of common stock into which shares of the Preferred Stock could be converted into, and with respect to such vote, each holder of shares of Preferred Stock has full voting rights and powers equal to the voting rights and powers of the holders of the Company's common stock. For the quarter ended March 31, 2004, the Company recorded preferred dividends of $10,000, resulting in Preferred Stock of $540,000 at March 31, 2004.

The Company has finalized its valuation of the assets and liabilities acquired for the allocation of the purchase price of the Guideline transaction as of March 31, 2004, with the exception of the Two Year Deferred Consideration, which is contingent until 2005.

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

The consideration for this acquisition consisted of the following:

          o Approximately $3,235,000 paid in cash (including $177,000 of transaction costs). As of March 31, 2004, of the $236,000 in total transaction costs, approximately $65,000 of transaction costs remains accrued.

          o 32,700 unregistered shares of the Company's Common Stock, valued at $50,000. These shares were placed in escrow to secure the indemnification obligations of the Sellers set forth in the purchase agreement through June 25, 2004, pursuant to an escrow agreement among Sopheon, the Company, Ttech and Kane Kessler, P.C. (the "Escrow Agreement").

          o Contingent consideration of up to a maximum of $200,000 may become payable by the Company to Sopheon in the first half of 2004 if certain customer subscription renewal goals, as defined in the purchase agreement, are attained. This amount has been accrued as of March 31, 2004.

The Company is in the process of finalizing its valuation of the assets and liabilities it has acquired and assumed for its allocation of the purchase price of the Teltech transaction. The Company expects to finalize its valuation no later than the second quarter of 2004. The Company's preliminary allocation of the purchase price of the Teltech acquisition is subject to refinement based on the final determination of fair values.

The following table sets forth the components of the purchase price for both the Guideline and Teltech acquisitions:

--------------------------------------------------------------------------------

                                            GUIDELINE     TELTECH       TOTAL
Cash paid (including transaction costs)    $3,903,000   $3,235,000   $7,138,000
Accrued contingent earnout payments         1,050,000      200,000    1,250,000
Accrued transaction costs                      60,000       65,000      125,000
Common stock issued to sellers                760,000       50,000      810,000
                                           ------------------------------------
   Total purchase consideration            $5,773,000   $3,550,000   $9,323,000
                                           ====================================

--------------------------------------------------------------------------------

The following table provides the preliminary estimated fair value of the acquired assets and assumed liabilities:

--------------------------------------------------------------------------------

                                            GUIDELINE     TELTECH       TOTAL
Current assets                             $1,786,000   $1,235,000   $3,021,000
Property and equipment                        102,000      287,000      389,000
Other assets                                  267,000           --      267,000
Liabilities assumed, current               (2,236,000)  (3,358,000)  (5,594,000)
Liabilities assumed, non-current              (67,000)          --      (67,000)
                                           ------------------------------------
  Fair value of net liabilities assumed      (148,000)  (1,836,000)  (1,984,000)
Preliminary goodwill                        5,352,000    4,735,000   10,087,000
Amortizable intangible assets                 421,000      527,000      948,000
Indefinite-lived intangible assets            148,000      124,000      272,000
                                           ------------------------------------
  Total purchase consideration             $5,773,000   $3,550,000   $9,323,000
                                           ====================================

--------------------------------------------------------------------------------

Amortizable   intangible  assets  are  amortized  over  a  period  of  7  years.
Amortization of intangible assets was $34,000 for the quarter ended March 31, 2004.

The unaudited pro forma information below represents consolidated results of operations as if the acquisitions of Guideline and Teltech had occurred as of January 1, 2003. The unaudited pro forma information has been included for comparative purposes and is not indicative of the results of operations of the consolidated Company had the acquisition occurred as of January 1, 2003, nor is it necessarily indicative of future results.

PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED
                                                          MARCH 31, 2003

Total pro forma revenue                                     $8,904,000

Pro forma net income                                            $2,000

Pro forma earnings per share attributable to common shareholders:

       Basic and diluted                                         $0.00

--------------------------------------------------------------------------------

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

FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

In this report, and from time to time, we may make or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. Such statements are necessarily estimates reflecting management's best judgment based on current information. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are usually identified by the use of words or phrases such as "believes," "anticipates," "expects," "estimates," "planned," "outlook," and "goal." Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. In order to comply with the terms of the safe harbor, we note that a variety of risks and uncertainties could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in forward-looking statements. While it is impossible to identify all such factors, the risks and uncertainties that may affect the operations, performance and results of our business include the risks and uncertainties set forth in the section headed "Factors That May Affect Our Future Results" of Part 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and those risks and uncertainties described in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

SUBSEQUENT EVENTS

On May 10, 2004 (the "Closing Date"), the Company raised $13,500,000 through a private placement of (i) 6,000,000 shares of the Company's common stock, par value $0.0001 per share (the "Common Stock") and (ii) warrants to purchase an aggregate of 3,000,000 shares of Common Stock. The Company sold 6,000,000 units at $2.25 per unit, with each unit consisting of one share of Common Stock and one warrant to purchase one-half of one share of Common Stock at an exercise price of $3.00 per full share. The net proceeds of the sale of the Common Stock and the warrants are intended to be used by the Company for repaying debt, working capital and general corporate purposes, including the financing of potential acquisitions. The Common Stock and warrants are characterized as "restricted securities" under the U.S. federal securities laws inasmuch as they are being acquired from the Company in a transaction not involving a public offering and that under such laws and applicable regulations such securities may be resold without registration under the 1933 Act only in certain limited circumstances. The Company is obligated to file a Registration Statement within 35 days of the Closing Date covering the resale of the Common Stock purchased in the private placement, as well as those shares of Common Stock underlying the warrants.

On April 21, 2004, the Company sold its Information Advisor newsletter business ("IA") to Information Today. The sale proceeds to the Company consisted of $52,500 in cash, $15,000 of free advertising, and the buyer's assumption of an unearned income liability, less modest transaction expenses.

On April 1, 2004, Stephan B. Sigaud, an Executive Vice President, and the Company mutually and amicably agreed that Mr. Sigaud would end his employment with the Company. A specific date for Mr. Sigaud's formal departure has not been set but Mr. Sigaud has agreed to stay with the Company until at least June 1, 2004, and possibly longer, as the Company conducts a search for his replacement.

On April 28, 2004, the Company entered into an employment agreement with Marc Litvinoff, commencing on May 17, 2004 and continuing until May 16, 2005; provided, that the employment agreement shall be automatically renewed for an additional one-year period unless the Company provides Mr. Litvinoff with written notice. Commencing May 17, 2004, Mr. Litvinoff will serve as the Company's Chief Operating Officer, and a member of the Company's Operating Management Group. Mr. Litvinoff will assume all responsibilities for client services at the Company. See Part II. Item 5.--Other Information.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which is incorporated herein by reference. There has been no material change to our exposure to market risk since December 31, 2003.

ITEM 4.

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

PART II.

OTHER INFORMATION

ITEM 5.

OTHER INFORMATION


On April 28, 2004, the Company entered into an employment agreement with Marc Litvinoff, commencing on May 17, 2004 and continuing until May 16, 2005; provided, that the employment agreement shall be automatically renewed for an additional one-year period unless the Company provides Mr. Litvinoff with written notice. Commencing May 17, 2004, Mr. Litvinoff will serve as the Company's Chief Operating Officer, and a member of the Company's Operating Management Group. Mr. Litvinoff will assume all responsibilities for client services at the Company. Mr. Litvinoff's employment agreement provides for a base salary of $230,000 per annum, plus incentive compensation. Pursuant to the employment agreement, Mr. Litvinoff will be granted a ten-year stock option to purchase 50,000 shares of the Company's Common Stock at the fair market value on the date of grant. Options to purchase 10,001 shares under this grant vested immediately with the balance generally vesting, subject to certain acceleration events, ratably at the end of each of the first three years of Employee's employment. Pursuant to Mr. Litvinoff's employment agreement, Mr. Litvinoff will also be awarded (i) 100,000 shares of restricted common stock under the Company's 2003 Stock Incentive Plan on the commencement date and (ii) 25,000 shares of restricted common stock upon commencement of a second year term. Mr. Litvinoff's employment agreement provides further that if Mr. Litvinoff leaves the employ of the Company for good reason, is terminated by the Company without cause, or the employment agreement is not renewed by the Company, then, in each such case, Mr. Litvinoff shall be entitled to receive the base salary described above (and certain benefits) for a period (the "Restricted Period") of six (6) months from the date of termination; provided, that for each full month that Mr. Litvinoff is employed by the Company after the commencement of the term, such period shall be increased by one additional month up to an additional six months (equaling up to an aggregate maximum period of twelve months). Mr. Litvinoff has agreed to a non-competition covenant during the term and the Restricted Period.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

EXHIBIT           DESCRIPTION

*#10.1 Employment Agreement, dated April 28, 2004, between the Company and Marc Litvinoff.

*31.1          Certification  of  Chief  Executive   Officer  Pursuant  to  Rule
               13a-14(a)   as   Adopted   Pursuant   to   Section   302  of  the
               Sarbanes-Oxley Act of 2002.

*31.2          Certification  of  Chief  Financial   Officer  Pursuant  to  Rule
               13a-14(a)   as   Adopted   Pursuant   to   Section   302  of  the
               Sarbanes-Oxley Act of 2002.

*32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*    Filed herewith
#    This exhibit represents a management contract or a compensatory plan.


(b)  Reports on Form 8-K.

In a Form 8-K filed on March 16, 2004, the Company filed a press release and a transcription of a related conference call announcing its fourth quarter and year-end 2003 earnings.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   FIND/SVP, INC.
                                                    (REGISTRANT)



DATE: MAY 14, 2004                      /s/ DAVID WALKE
------------------                      ------------------------------------
                                            David Walke
                                            Chief Executive Officer

DATE: MAY 14, 2004                      /s/ PETER M. STONE
------------------                      ------------------------------------
                                            Peter M. Stone
                                            Chief Financial Officer
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)

                                  EXHIBIT INDEX


NUMBER         EXHIBIT

10.1 Employment Agreement, dated April 28, 2004, between the Company and Marc Litvinoff.

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