Form 10-Q
period 2004-06-30
FIND SVP INC
filed 2004-08-13
CIK 801338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period _____________ to _____________
______________________________________

Commission file no. 0-15152

FIND/SVP, INC.
(Exact name of Registrant as specified in its charter)

New York	13-2670985

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

625 Avenue of the Americas, New York, NY 10011
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (212) 645-4500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒         NO ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐         NO ☒

Number of shares of Common Stock, $.0001 par value per share outstanding at August 9, 2004:  19,386,127

FIND/SVP, Inc. and Subsidiaries
Index

Page
PART I. Financial Information

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets
June 30, 2004 (unaudited) and December 31, 2003	3

Condensed Consolidated Statements of Operations
Six Months Ended June 30, 2004 and 2003 (unaudited)	4

Condensed Consolidated Statements of Operations
Three Months Ended June 30, 2004 and 2003 (unaudited)	5

Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2004 and 2003 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	34

ITEM 4. Controls and Procedures	34

PART II. Other Information

ITEM 2. Changes in Securities and Use of Proceeds	35

ITEM 4. Submission of Matters to a Vote of Security Holders	35

ITEM 6. Exhibits and Reports on Form 8-K	36

Signatures	37

Index to Exhibits	38

PART I.
FINANCIAL INFORMATION

ITEM 1.
Financial Statements

FIND/SVP, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

Assets	June 30, 2004	December 31, 2003
	(unaudited)
Current assets:
Cash and cash equivalents	$5,583	$821
Accounts receivable, net	6,681	6,645
Deferred tax assets	506	505
Prepaid expenses and other current assets	1,105	920

Total current assets	13,875	8,891

Equipment, software development and leasehold improvements, at cost, less accumulated depreciation and amortization of $10,546 in 2004 and $10,125 in 2003	2,181	2,368

Goodwill, net	10,171	8,765
Intangibles, net	1,069	1,137
Deferred tax assets	1,682	1,090
Deferred rent	421	398
Cash surrender value of life insurance	127	214
Non-marketable equity securities	23	185
Other assets	432	554

	$29,981	$23,602

Liabilities and Shareholders’ Equity

Current liabilities:
Current maturities of notes payable	$—	$1,076
Trade accounts payable	1,567	2,609
Accrued expenses and other	3,057	3,205
Unearned retainer income	4,780	4,067

Total current liabilities	9,404	10,957
Notes payable	—	3,170
Deferred compensation and other liabilities	404	419

Total liabilities	9,808	14,546

Redeemable convertible preferred stock, $.0001 par value.
Authorized 2,000,000 shares; issued and outstanding 333,333 shares in 2004 and 2003, and accrued dividends	550	530

Redeemable common stock, $.0001 par value. Issued and outstanding 571,237 shares in 2004 and 2003	1,090	977

Commitments and contingencies (Note J)
Shareholders’ equity:
Common stock, $.0001 par value. Authorized 100,000,000 shares; issued and outstanding 18,802,286 shares at June 30, 2004 and 12,641,295 shares at December 31, 2003	2	1
Capital in excess of par value	23,285	10,983
Deferred stock-based compensation	(10)	(20)
Accumulated deficit	(4,744)	(3,415)

Total shareholders’ equity	18,533	7,549

	$29,981	$23,602

See accompanying notes to condensed consolidated financial statements.

FIND/SVP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
Six months ended June 30
(in thousands, except share and per share data)

	2004	2003

Revenues	$19,317	$12,165

Operating expenses:
Direct costs	11,359	6,281
Selling, general and administrative expenses	8,253	5,844

Total operating expenses	19,612	12,125

Operating (loss) income	(295)	40

Other income	2	92
Gain on sale of assets	92	—
Impairment of investment	(96)	—
Interest expense	(1,602)	(217)

Loss before benefit for income taxes	(1,899)	(85)

Benefit for income taxes	570	26

Net loss	(1,329)	(59)
Less: Preferred dividends	(20)	—
Less: Accretion on redeemable common shares	(113)	(147)

Loss attributable to common shareholders	$(1,462)	$(206)

Loss per common share:
Basic and diluted	$(0.10)	$(0.02)

Weighted average number of common shares:
Basic and diluted	15,004,459	10,505,680

See accompanying notes to condensed consolidated financial statements.

FIND/SVP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
Three months ended June 30
(in thousands, except share and per share data)

	2004	2003

Revenues	$9,711	$7,063

Operating expenses:
Direct costs	5,805	3,914
Selling, general and administrative expenses	4,507	3,114

Total operating expenses	10,312	7,028

Operating (loss) income	(601)	35

Other income	2	4
Gain on sale of assets	92	—
Impairment of investment	(1)	—
Interest expense	(1,376)	(189)

Loss before benefit for income taxes	(1,884)	(150)

Benefit for income taxes	566	46

Net loss	(1,318)	(104)

Less: Preferred dividends	(10)	—

Less: Accretion on redeemable common shares	—	(147)

Loss attributable to common shareholders	$(1,328)	$(251)

Loss per common share:
Basic and diluted	$(0.08)	$(0.02)

Weighted average number of common shares:
Basic and diluted	16,762,013	10,792,443

See accompanying notes to condensed consolidated financial statements.

FIND/SVP, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
Six months ended June 30
(in thousands)

	2004	2003
Cash flows from operating activities:
Net loss	$(1,329)	$(59)

Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	506	511
Allowance for doubtful accounts	107	60
Unearned retainer income	763	1,048
Deferred income taxes	(593)	(78)
Compensation from option grants	33	69
Deferred compensation	(15)	28
Non-cash interest	1,356	51
Impairment of investment	96	—
Gain on sale of assets	(92)	—

Changes in assets and liabilities:
Increase in accounts receivable	(145)	(2,017)
Increase in prepaid expenses and other current assets	(170)	(41)
(Increase) decrease in rental asset	(23)	120
Decrease in cash surrender value of life insurance	87	181
Increase in other assets	(96)	(404)
(Decrease) increase in accounts payable and accrued expenses	(1,022)	942

Net cash (used in) provided by operating activities	(537)	411

Cash flows from investing activities:
Capital expenditures	(220)	(222)
Sale of non-marketable securities	67	—
Purchase of Guideline	(1,127)	(3,842)
Purchase of Teltech	(441)	—

Net cash used in investing activities	(1,721)	(4,064)

Cash flows from financing activities:
Principal borrowings under notes payable, net of closing costs	200	1,966
Principal payments under notes payable	(5,576)	(230)
Issuance of preferred stock	—	693
Issuance of warrant	—	742
Proceeds from issuance of common stock	12,363	—
Proceeds from exercise of stock options and warrants	40	4
Payments under capital lease	(7)	(5)

Net cash provided by financing activities	7,020	3,170

Net increase (decrease) in cash and cash equivalents	4,762	(483)

Cash and cash equivalents at beginning of period	821	968

Cash and cash equivalents at end of period	$5,583	$485

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$221	$113

Taxes paid	$22	$—

See accompanying notes to condensed consolidated financial statements.

FIND/SVP, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

A. Management’s Statement
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position at June 30, 2004, the results of operations for the six and three month periods ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003. All such adjustments are of a normal and recurring nature. Operating results for the six and three month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

References in this report to “Company”, “we,” “us,” or “our” refer to FIND/SVP, Inc. and its subsidiaries.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s 2003 Annual Report on Form 10-K.

B. Revenue Recognition
The Company’s subscription services are provided under two different types of subscription contracts – retainer contracts and deposit contracts. Retainer contracts, which are used primarily in the Company’s Quick Consulting business segment (“QCS”), charge customers fixed monthly subscription fees to access QCS services, and revenues are recognized ratably over the term of each subscription. Retainer fees are required to be paid in advance by customers on either a monthly, quarterly or annual basis, and all billed amounts relating to future periods are recorded as an unearned retainer income liability on the Company’s balance sheet. In the case of deposit contracts, which are used primarily in the Company’s Teltech business segment, a customer pays a fixed annual fee, which entitles it to access any of the Company’s service offerings throughout the contract period, up to the total amount of the annual deposit fee. Since deposit account customers can “spend” their contract fee at any time within the annual contract period, deposit account revenues are only recognized within the contract period as services are actually provided to customers, with any unused deposit amounts recognized as revenue in the final month of the contract. As with retainer fees, deposit contract fees are required to be paid in advance, primarily annually, and any billed amounts relating to future periods are recorded as unearned retainer income, a current liability on the Company’s balance sheet.

With regard to the Company’s non-subscription based services, including quantitative market research, in-depth consulting and outsourced information services, revenues are recognized primarily on a percentage-of-completion basis. The Company typically enters into discrete contracts with customers for these services on a project-by-project basis. Payment milestones differ from contract to contract based on the client and the type of work performed. Generally, the Company invoices a client for a portion of a project in advance of work performed, with the balance invoiced throughout the fulfillment period and/or after the work is completed. However, revenue and costs are only recognized to the extent of each contract’s percentage-of-completion. Any revenue earned in excess of billings is recorded as a current asset on the Company’s balance sheet, while any billings in excess of revenue earned, which represent billed amounts relating to future periods, are recorded as unearned revenue, a current liability on the Company’s balance sheet.

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

Warrants to purchase 5,125,515 and 1,247,222 shares of common stock at prices ranging from $0.01 to $3.00 per share, and at prices ranging from $0.01 to $2.25 per share, and related weighted average prices per share of $2.12 and $1.18, respectively, were outstanding during the six and three months ended June 30, 2004 and 2003, respectively, and options and redeemable convertible preferred shares, including accrued preferred dividends, to purchase 3,176,191 and 3,439,030 shares of common stock at prices ranging from $0.41 to $3.6875 per share, and related weighted average prices per share of $2.29 and $1.05, respectively, were outstanding during the six and three months ended June 30, 2004 and 2003, respectively, but were not included in the computation of diluted EPS because the Company had a net loss attributable to common shareholders for the six and three months ended June 30, 20 04.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.” This statement amends SFAS No. 123 by providing alternative methods of adopting the fair-value method of accounting for stock-based compensation, if an entity elects to discontinue using the intrinsic-value method of accounting permitted in Accounting Principles Board (APB) Opinion No. 25. One of these adoption methods, under which a prospective adoption of the fair-value method would be permitted without the need for a cumulative restatement of prior periods, was available to the Company if adopted in 2003. Management continues to study whether it will continue to account for stock-based compensation under APB No. 25 or whether it will adopt SFAS No. 123 as amended.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, the Company’s net loss would have been increased to the pro forma amounts indicated below:

	Six months ended June 30, 2004	Six months ended June 30, 2003	Three months ended June 30, 2004	Three months ended June 30, 2003

Net loss attributable to common shareholders, as reported	$(1,462,000)	$(206,000)	$(1,328,000)	$(251,000)

Add: Stock based employee compensation expense included in reported net loss, net of tax related effects	27,000	48,000	11,000	29,000

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(165,000)	(193,000)	(118,000)	(101,000)

Pro forma net loss attributable to common shareholders	$(1,600,000)	$(351,000)	$(1,435,000)	$(323,000)

Earnings (loss) per share:
Basic and Diluted
As reported	$(0.10)	$(0.02)	$(0.08)	$(0.02)

Pro forma	$(0.11)	$(0.03)	$(0.09)	$(0.03)

Such amounts were determined using the Black-Scholes option pricing model with the following weighted-average assumptions: 2004 – expected dividend yield of 0%, risk-free interest rate range of 3.24% to 3.81%, volatility of 96% and an expected life of 5 years; 2003 – expected dividend yield of 0%, risk-free interest rate of 3.24%, volatility of 109% and an expected life of 5 years.

D. Non-marketable Equity Securities
In 1999, the Company entered into an agreement with idealab! and Find.com, Inc. whereby it assigned the domain name “find.com” and licensed the use of certain rights to the trademarks “find.com” and “find” to Find.com, Inc. idealab! and Find.com, Inc. are not otherwise related to the Company. Under terms of the agreement, the Company received cash and non-marketable preferred shares in idealab!, and are entitled to certain future royalties. The preferred shares received were valued at $500,000, and carried various rights including the ability to convert them into common shares of Find.com, Inc., and a put option to resell the shares to idealab! The put option became exercisable in December 2002. Under the terms of the put option, idealab! could either repurchase the preferred shares for $1,500,000 in cash, or elect to return the find.com domain name to us. In the latter case, the Company would retain the preferred shares.

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

Subsequent to the quarter ended March 31, 2004 in a letter dated April 23, 2004 from idealab! to its shareholders, idealab! announced that it had reached a settlement with certain holders of its Series D Preferred Stock, which does not include the Company (the “plaintiffs”), whereby the plaintiffs agreed to vote their shares in favor of an amendment to idealab!’s charter that would reduce the liquidation preference of idealab!’s Series D Preferred Stock from $100.00 per share to $19.00 per share. Furthermore, upon completion of the above settlement, idealab! also stated in its April 23, 2004 letter that it plans to commence a tender offer for its Series D shares, including those held by the Company, for $19.00 per share. The settlement agreement requires that the purchase price be reduced by the tendering holders’ pro rata share of the plaintiffs’ litigation expenses. These expenses will range from $1.00 to $1.50 per share. As a result of this pending settlement, the Company concluded the net realizable value of its idealab! preferred shares had declined to an estimated $90,000 at March 31, 2004, and took a charge to operations of $96,000 during the quarter then ended. Since the idealab! preferred shares continue to be an investment in a start-up enterprise, it is reasonably possible in the near term that our estimate of the net realizable value of the preferred shares could be further reduced.

In June 2004, 75% (or 3,750 shares) of the preferred shares held by the Company in idealab! were redeemed for $66,806.

E. Other Assets
The Company has a 9.1% interest in Strategic Research Institute, L.P. (“SRI”), and in March 2003, received an $87,000 distribution in respect of that interest. The Company shares in profits of SRI, but does not share in losses. This is the first distribution that was received from this partnership interest, and the distribution was recognized as other income during the six months ended June 30, 2003. SRI is a business conference and event company. The value of this investment is zero.

F. Debt

During May 2004, the Company repaid the $1,100,000 outstanding balance on a term note with JP Morgan Chase Bank (the “Term Note”), of which $400,000 was previously classified as current. The Term Note bore interest at prime plus 1.25%. During the first quarter of 2004, the Company also paid it’s then scheduled principal payment of $100,000. Interest expense related to the Term Note amounted to $24,000 for the six months ended June 30, 2004.

The Company maintains a $1,000,000 line of credit with JP Morgan Chase Bank (the “Line of Credit”). The Line of Credit bears interest at prime plus 0.50% (4.5% at June 30, 2004). During May 2004, the Company repaid the $876,000 outstanding balance. Interest expense related to the Line of Credit amounted to $13,000 for the six months ended June 30, 2004. The Line of Credit contains certain restrictions on the conduct of its business, including, among other things, restrictions on incurring debt, and creating or suffering liens.

The Line of Credit is secured by a general security interest in substantially all of the Company’s assets. Pursuant to Amendment No. 2 and Consent to Amended and Restated Senior Grid Promissory Note, dated May 20, 2004, all financial covenants previously related to the Line of Credit were eliminated.

On May 11, 2004, the covenants to compute the ratio of senior debt to consolidated tangible net worth and to compute consolidated tangible net worth under the Term Note and Line of Credit were waived as of March 31, 2004.

On April 1, 2003, the Company issued a Promissory Note (the “Note”) with a face value of $3,000,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Guideline. The Note was recorded at its initial relative fair value of $1,868,000. The difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities of the Note, and the resulting effective interest rate is approximately 25%. During May 2004, the Company repaid the outstanding principal balance of $3,000,000. Related interest expense was $1,112,000 for the six months ended June 30, 2004, of which $955,000 related to the non-cash accretion of the carrying value of the Note to the stated value of the Note for the six months ended June 30, 2004.

On July 1, 2003, the Company issued a Second Promissory Note (the “Second Note”) with a face value of $500,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Teltech, a business unit of Sopheon Corporation (“Teltech”). The Second Note was recorded at its initial relative fair value of $320,000. The difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities of the Second Note, and the resulting effective interest rate is approximately 25%. During May 2004, the Company repaid the outstanding principal balance of $500,000. Related interest expense was $202,000 for the six months ended June 30, 2004, of which $175,000 related to the non-cash accretion of the carrying value of the Second Note to the stated value of the Second Note for the six months ended June 30, 2004.

As a result of the repayment of outstanding debt during May 2004, the Company recorded additional non-cash interest expense of $223,000 to fully amortize the balance of any remaining unamortized deferred financing fees associated with the Term Note, the Note and the Second Note.

G. Income Taxes
The $570,000 and $26,000, and $566,000 and $46,000 income tax benefit for the six and three months ended June 30, 2004 and 2003, respectively, represents 30% of the loss before benefit for income taxes. The difference between these rates and the statutory rate primarily relates to expenses that are not deductible for income tax purposes.

Of the net deferred tax asset, $506,000 and $505,000 is classified as current as of June 30, 2004 and December 31, 2003, respectively.

H. Shareholders’ Equity
Private Placement

On May 10, 2004 (the “Closing Date”), the Company raised $13,500,000 through a private placement of (i) 6,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) and (ii) warrants to purchase an aggregate of 3,000,000 shares of Common Stock. The Company sold these shares and warrants through 6,000,000 units at $2.25 per unit, with each unit consisting of one share of Common Stock and one warrant to purchase one-half of one share of Common Stock at an exercise price of $3.00 per full share. The net proceeds of the sale of the Common Stock and the warrants were partially used by the Company to pay off its debt of approximately $5.5 million, and is also intended to be used for working capital and general corporate purposes, including the financing of potential acquisitions. Transaction costs related to the private placement were approximately $1,137,000, which were recorded in capital in excess of par value as a partial offset against gross proceeds received from the private placement. The fair value of the warrants as of the Closing Date of approximately $3,231,000 was determined using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate range of 3.95%, volatility of 46% and an expected life of 5 years.

Stock Options

During the six month periods ended June 30, 2004 and 2003, options to purchase 451,000 and 543,500 shares of common stock, respectively, were granted under the Company’s Stock Option Plans, at prices ranging from $1.48 to $2.60 and $1.15 to $1.25, respectively, which represents the fair market value of such shares on the dates of grant. A substantial portion of the 2003 option grants were one-time issuances to Guideline employees in connection with the Company’s acquisition of Guideline.

During the six month periods ended June 30, 2004 and 2003, 121,989 and 107,147 options, respectively, were cancelled or terminated under the Company’s Stock Option Plans, at prices ranging from $0.50 to $3.6875.

Stock options were granted in November 2001 for future services to be rendered to the Company by the Chief Executive Officer (“CEO”), the Chairman and a consultant. In 2003, the Company’s Board approved the acceleration of the vesting of 117,000 and 105,000 options granted to the CEO and Chairman, respectively. This action was taken to generate additional funds at the time of the Company’s acquisition of Teltech. Compensation expense related to such grants is amortized over the vesting period of the options and was $33,000 and $69,000 and $9,000 and $42,000 for the six and three-month periods ended June 30, 2004 and 2003, respectively.

I. Segment Reporting

The Company manages its consulting and business advisory services in the following four business segments: Quick Consulting (“QCS”), Strategic Consulting (“SCRG”), Quantitative Market Research and Teltech. The Company operates primarily in the United States. Quantitative Market Research was added as a segment as a result of the acquisition of Guideline on April 1, 2003. Teltech was added as a segment as a result of its acquisition by the Company on July 1, 2003. See footnote N. “Acquisitions” for a more detailed description of these acquisitions. References to “Corporate” and “Other” in our financial statements refer to the portion of assets and activities that are not allocated to a segment.

(in thousands)	Six Months Ended June 30,
	2004	2003	$ Change	% Change
Revenues
QCS (1)	$8,635	$9,360	$(725)	7.8%
SCRG (1)	883	701	182	26.0%
Quantitative Market Research	5,669	2,104	3,565	169.4%
Teltech	4,130	—	4,130	—

Revenues	$19,317	$12,165	$7,152	58.8%

Operating income (loss)
QCS (1)	$632	$1,277	$(645)	50.5%
SCRG (1)	37	(386)	423	109.6%
Quantitative Market Research	775	67	708	1,056.7%
Teltech	420	—	420	—

Total segment operating income	1,864	958	906	94.6%
Corporate & other (1) (2)	(2,159)	(918)	(1,241)	135.2%

Operating (loss) income	$(295)	$40	$(335)	837.5%

Income (loss) Before Income Taxes
QCS (1)	$632	$1,277	$(645)	50.5%
SCRG (1)	37	(386)	423	109.6%
Quantitative Market Research (1)	638	(94)	732	778.7%
Teltech	282	—	282	—

Total segment income before income taxes	1,589	797	792	99.4%
Corporate & other (1) (2)	(3,488)	(882)	(2,606)	295.5%

(Loss) before provision for income taxes	$(1,899)	$(85)	$(1,814)	2,134.1%

Assets
QCS (1)	$2,756	$3,345	$(589)	17.6%
SCRG (1)	462	369	93	25.2%
Quantitative Market Research (1)	2,676	5,019	(2,343)	46.7%
Teltech	2,438	—	2,438	—

Total segment assets	8,332	8,733	(401)	4.6%
Corporate and other	21,649	7,308	14,341	196.2%

Total assets	$29,981	$16,041	$13,940	86.9%

(1)	In 2004, the Company revised its segment reporting methodology to better reflect the allocation of revenues and expenses among its business segments. For comparison purposes, the 2003 segment results presented above have also been restated to conform to this revised basis, and therefore differ from the segment figures reported in the Company’s Form 10-Q as of June 30, 2003.
(2)	Includes certain direct costs and selling, general, and administrative expenses not attributable to a single segment.

(in thousands)	Three Months Ended June 30,
	2004	2003	$ Change	% Change
Revenues
QCS (1)	$4,262	$4,652	$(390)	8.4%
SCRG (1)	476	307	169	55.0%
Quantitative Market Research	2,956	2,104	852	40.5%
Teltech	2,017	—	2,017	—

Revenues	$9,711	$7,063	$2,648	37.5%

Operating income (loss)
QCS (1)	$153	$491	$(338)	68.8%
SCRG (1)	119	(37)	156	421.6%
Quantitative Market Research	454	67	387	577.6%
Teltech	138	—	138	—

Total segment operating income	864	521	343	65.8%
Corporate & other (1) (2)	(1,465)	(486)	(979)	201.4%

Operating (loss) income	$(601)	$35	$(636)	1,817.1%

Income (loss) Before Income Taxes
QCS (1)	$153	$491	$(338)	68.8%
SCRG (1)	119	(37)	156	421.6%
Quantitative Market Research (1)	410	(94)	504	536.2%
Teltech	94	—	94	—

Total segment income before income taxes	776	360	416	115.6%
Corporate & other (1) (2)	(2,660)	(510)	(2,150)	421.6%

(Loss) before provision for income taxes	$(1,884)	$(150)	$(1,734)	1,156.0%

(1)	In 2004, the Company revised its segment reporting methodology to better reflect the allocation of revenues and expenses among its business segments. For comparison purposes, the 2003 segment results presented above have also been restated to conform to this revised basis, and therefore differ from the segment figures reported in the Company’s Form 10-Q as of June 30, 2003.
(2)	Includes certain direct costs and selling, general, and administrative expenses not attributable to a single segment.

J. Commitments and Contingencies

See Note N. “Acquisitions” for information regarding contingent payments related to the acquisition of Guideline.

K. Accrued Expenses

As of December 31, 2003, a balance of $458,000 remained accrued for charges under a severance plan approved by the Board of Directors. Payments totaling $264,000 were made to 7 individuals during the six months ended June 30, 2004. The remainder of the balance will be paid through October 2004.

During the six months ended June 30, 2004, the Company accrued an additional $395,000 for severance charges, to be paid to 5 individuals through June 2005. Payments totaling $20,000 were made during the six months ended June 30, 2004.

As of April 1, 2004, the Company formally abandoned its lease on one of its three New York City locations. As a result, the Company recorded a charge to earnings of $530,000 during the second quarter of 2004, representing the total value of all remaining rent and commercial rent tax obligations, and the amortization of remaining leasehold improvements.

L. Deferred Compensation

The Company has a deferred compensation arrangement with Andrew Garvin, the founder and former President of the Company. In November 2003, Mr. Garvin announced his early retirement as of December 31, 2003. The Company revised the calculation of Mr. Garvin’s accrued deferred compensation to reflect his announced date of retirement. Accordingly, the present value of the obligation as of December 31, 2003 was approximately $243,000. This will be paid over the contractual term of 10 years, which began in January 2004. During the six months ended June 30, 2004, payments totaling approximately $11,000 were made. The remaining liability at June 30, 2004 is approximately $232,000.

M. Supplemental Disclosure of Non-Cash Investing and Financing Activities

During the six months ended June 30, 2004, the Company recorded the cashless exercise of 182,625 options at prices ranging from $0.50 to $2.40, in exchange for 64,288 shares of common stock at prices ranging from $1.70 to $2.75. Such shares were held for a period of at least six months before the respective exchange. The fair value of these transactions was $164,500.

During the six months ended June 30, 2004, the Company recorded preferred dividends of $20,000, and accretion on redeemable common shares of $113,000.

N. Acquisitions

Guideline

On April 1, 2003, the Company purchased all of the issued and outstanding stock of Guideline. Guideline is a provider of quantitative custom market research. Guideline’s ability to provide high-level analytic survey research was a strategic fit with the Company’s efforts to address its clients’ critical business needs. The integration of Guideline’s services allowed the Company to address the requirements of its many marketing and market research clients. The addition of Guideline will also make the Company one of the first fully comprehensive research and advisory firms to offer an inclusive suite of both primary and secondary specialized business intelligence, strategic research and consulting services.

The consideration for this acquisition consisted of the following:

•	Approximately $5,023,000 paid in cash (includes $431,000 of paid transaction costs during the year ended December 31, 2003, and $78,000 and $70,000 of paid transaction costs in the six and three months ended June 30, 2004, respectively), net of cash acquired. $4,000 of transaction costs remain accrued as of June 30, 2004;

•	571,237 common shares valued at $760,000 (295,043 of the common shares were placed in escrow to secure the indemnification obligations of the sellers);

•	Within thirty days from the first anniversary date of the acquisition, a deferred consideration amount (the “One Year Deferred Consideration”) of $1 million was paid as Guideline achieved adjusted EBITDA (as defined in the purchase agreement) for the twelve-month period following the acquisition (“One Year Adjusted EBITDA”) of at least $1.2 million.

•	Within thirty days from the second anniversary date of the acquisition, a potential deferred consideration amount (the “Two Year Deferred Consideration”) of $1.845 million contingent upon Guideline achieving adjusted EBITDA (as defined in the purchase agreement) for the 24-month period following the acquisition (“Two Year Adjusted EBITDA”) of $2.65 million plus 25% of the amount by which Two Year Adjusted EBITDA exceeds $2.65 million would be due. If Two Year Adjusted EBITDA is less than $2.65 million, but greater than $2.2 million, the Two Year Deferred Consideration would be between $0 and $1.845 million based on a specific formula set forth in the purchase agreement.

The 571,237 shares issued to the former owners of Guideline may be put back to the Company during a 120-day period beginning April 5, 2005. Such shares are classified in the balance sheet as redeemable common stock. If the shares are put back to the Company, the cash to be paid by the Company will be equal to 150% of the initial redemption value of the shares, or $1,090,000. Based on the fair value of the shares as of March 31, 2004, the Company recorded accretion on redeemable common stock of $113,000 for the quarter ended March 31, 2004, resulting in redeemable common stock having a carrying value of $1,090,000. Therefore, no further accretion was required to be recorded for the three months ended June 30, 2004.

The 333,333 shares of Preferred Stock were issued pursuant to a Series A Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”) dated April 1, 2003. These shares have been recorded at estimated fair value of $693,000 using the relative fair value method. The Preferred Stock is convertible into shares of the Company’s common stock one-for-one, subject to adjustment for certain dilutive issuances, splits and combinations. The Preferred Stock is also redeemable at the option of the holders of the Preferred Stock beginning April 1, 2009, at a redemption price of $1.50 per share, or $500,000 in the aggregate, plus all accrued but unpaid dividends. The holders of the Preferred Stock are entitled to receive cumulative dividends, prior and in preference to any declaration or payment of any dividend on the common stock of the Company, at the rate of 8% on the $500,000 redemption value, per annum, payable in cash or through the issuance of additional shares of Preferred Stock at the Company’s discretion. The holders of shares of Preferred Stock have the right to one vote for each share of common stock into which shares of the Preferred Stock could be converted into, and with respect to such vote, each holder of shares of Preferred Stock has full voting rights and powers equal to the voting rights and powers of the holders of the Company’s common stock. For the six and three months ended June 30, 2004, the Company recorded preferred dividends of $20,000 and $10,000, respectively, resulting in a redemption value for the Preferred Stock of $550,000 at June 30, 2004.

The Company has finalized its valuation of the assets and liabilities acquired for the allocation of the purchase price of the Guideline transaction as of March 31, 2004, with the exception of the Two Year Deferred Consideration, which is contingent upon the financial performance of Guideline through April 1, 2005.

Teltech

As of July 1, 2003, Ttech Acquisition Corp. (“Ttech”), a subsidiary of the Company, purchased from Sopheon Corporation (“Sopheon”) assets and assumed certain specified liabilities of Sopheon’s Teltech business unit (“Teltech”). Teltech is a provider of custom research and information services, focused on R&D and engineering departments of larger corporations, markets into which the Company was interested in expanding. The Company believed this acquisition offered significant cross-selling opportunities and cost synergies.

The consideration for this acquisition consisted of the following:

•	Approximately $3,516,000 paid in cash (including $241,000 of transaction costs).

•	32,700 unregistered shares of the Company’s Common Stock, valued at $50,000. These shares were placed in escrow to secure the indemnification obligations of the Sellers set forth in the purchase agreement through June 25, 2004, pursuant to an escrow agreement among Sopheon, the Company, Ttech and Kane Kessler, P.C. (the “Escrow Agreement”). As of June 30, 2004, these shares were released to Sopheon from escrow.

•	Consideration of $200,000 was paid by the Company to Sopheon during the quarter ended June 30, 2004 in full satisfaction of an earnout, as defined in the purchase agreement dated June 25, 2003.

The Company has finalized its valuation of the assets and liabilities acquired for its allocation of the purchase price of the Teltech transaction as of June 30, 2004

The following table sets forth the components of the purchase price for both the Guideline and Teltech acquisitions:

	Guideline	Teltech	Total
Cash paid and accrued transaction costs	$5,027,000	$3,520,000	$8,547,000
Common stock issued to sellers	760,000	50,000	810,000

Total purchase consideration	$5,787,000	$3,570,000	$9,357,000

The following table provides the fair value of the acquired assets and assumed liabilities:

	Guideline	Teltech	Total
Current assets	$1,786,000	$1,235,000	$3,021,000
Property and equipment	102,000	287,000	389,000
Other assets	267,000	—	267,000
Liabilities assumed, current	(2,236,000)	(3,358,000)	(5,594,000)
Liabilities assumed, non-current	(67,000)	—	(67,000)

Fair value of net liabilities assumed	(148,000)	(1,836,000)	(1,984,000)
Preliminary goodwill	5,366,000	4,755,000	10,121,000
Amortizable intangible assets	421,000	527,000	948,000
Indefinite-lived intangible assets	148,000	124,000	272,000

Total purchase consideration	$5,787,000	$3,570,000	$9,357,000

Amortizable intangible assets, which generally include customer lists, are amortized over a period of 7 years. Amortization of intangible assets was $68,000 and $34,000 for the six and three months ended June 30, 2004.

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

Pro Forma Results of Operations (Unaudited)

	Six months ended June 30, 2003	Three months ended June 30, 2003
Total pro forma revenue	$17,800,000	$8,911,000
Pro forma net loss	$(233,000)	$(238,000)
Pro forma loss per share attributable to common shareholders: Basic and diluted	$(0.02)	$(0.02)

ITEM 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six months ended June 30, 2004 compared to six months ended June 30, 2003. Three months ended June 30, 2004 compared to three months ended June 30, 2003.

General

FIND/SVP, Inc. and its wholly-owned subsidiaries provide a full range of custom research, consulting, quantitative market research and outsourced information services that are designed to address our customers’ critical business information needs. We function as many of our customers’ primary information and business intelligence resource on an outsourced basis, especially among companies that have downsized their internal research staffs and information resources. We also serve as a reliable supplemental resource to customers’ internal capabilities. As a result of our acquisitions in 2003 of each of Guideline and Teltech, combined with further internal development of new service offerings, we provide a range of specialized higher priced research and consulting services. For example, we currently provide quantitative custom market research and due diligence research services which serve to address particular strategic business information needs within specific markets such as R&D, healthcare, marketing and private equity/money management.

We are organized into four business segments: Quick Consulting Service (“QCS”), which is a subscription-based service that functions like an in-house corporate research center for our customers; Strategic Consulting and Research Group (“SCRG”), which provides in-depth custom research and competitive intelligence services for larger projects; Quantitative Market Research, effectively the Guideline business, which provides full service quantitative custom market research services, such as large-scale consumer surveys; and Teltech, which provides a full range of outsourced information and consulting services to customers in R&D and related technical sectors. References to “Corporate” and “Other” in our financial statements refer to the portion of assets and activities that are not allocated to a segment.

On April 1, 2003, we acquired Guideline, and Guideline’s results of operations are included in our results of operations as of such date.

On July 1, 2003, we acquired Teltech, and Teltech’s results of operations are included in our results of operations as of such date.

Results of Operations – Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003
The Company manages its consulting and business advisory services in the following four business segments: Quick Consulting Service (“QCS”), Strategic Consulting and Research Group (“SCRG”), Quantitative Market Research and Teltech. The Company operates primarily in the United States. Quantitative Market Research was added as a segment as a result of the acquisition of Guideline on April 1, 2003. Teltech was added as a segment as a result of its acquisition by the Company on July 1, 2003. See footnote N. “Acquisitions” to the financial statements for a more detailed description of these acquisitions. References to “Corporate” and “Other” in our financial statements refer to the portion of assets and activities that are not allocated to a segment.

(in thousands)	Six Months Ended June 30,
	2004	2003	$ Change	% Change
Revenues
QCS (1)	$8,635	$9,360	$(725)	7.8%
SCRG (1)	883	701	182	26.0%
Quantitative Market Research	5,669	2,104	3,565	169.4%
Teltech	4,130	—	4,130	—

Revenues	$19,317	$12,165	$7,152	58.8%

Operating income (loss)
QCS (1)	$632	$1,277	$(645)	50.5%
SCRG (1)	37	(386)	423	109.6%
Quantitative Market Research	775	67	708	1,056.7%
Teltech	420	—	420	—

Total segment operating income	1,864	958	906	94.6%
Corporate & other (1) (2)	(2,159)	(918)	(1,241)	135.2%

Operating (loss) income	$(295)	$40	$(335)	837.5%

Income (loss) Before Income Taxes
QCS (1)	$632	$1,277	$(645)	50.5%
SCRG (1)	37	(386)	423	109.6%
Quantitative Market Research (1)	638	(94)	732	778.7%
Teltech	282	—	282	—

Total segment income before income taxes	1,589	797	792	99.4%
Corporate & other (1) (2)	(3,488)	(882)	(2,606)	295.5%

(Loss) before provision for income taxes	$(1,899)	$(85)	$(1,814)	2,134.1%

Assets
QCS (1)	$2,756	$3,345	$(589)	17.6%
SCRG (1)	462	369	93	25.2%
Quantitative Market Research (1)	2,676	5,019	(2,343)	46.7%
Teltech	2,438	—	2,438	—

Total segment assets	8,332	8,733	(401)	4.6%
Corporate and other	21,649	7,308	14,341	196.2%

Total assets	$29,981	$16,041	$13,940	86.9%

(1)	In 2004, the Company revised its segment reporting methodology to better reflect the allocation of revenues and expenses among its business segments. For comparison purposes, the 2003 segment results presented above have also been restated to conform to this revised basis, and therefore differ from the segment figures reported in the Company’s Form 10-Q as of June 30, 2003.
(2)	Includes certain direct costs and selling, general, and administrative expenses not attributable to a single segment.

Revenues

Revenues increased from $12,165,000 for the six months ended June 30, 2003 to $19,317,000 for the six months ended June 30, 2004, which represents an increase of 58.8% from 2003 to 2004. The increase in revenue was due to the acquisitions of Guideline on April 1, 2003, and Teltech on July 1, 2003 and increases in our SCRG segment, partially offset by declines in our QCS segment. Specifically, QCS was affected by cancellations of retainer accounts during the first half of 2004 in excess of new sales. We believe that cancellations primarily resulted from continued uncertain general economic conditions, as well as the perception among certain customers that they can satisfy their day-to-day research needs as effectively, by using the internet. At the same time, we believe that our current clients’ recognition of the importance of timely, competitive market research, was the primary factor contributing to the increase in SCRG revenue.

QCS

QCS revenues, which result from annual retainer contracts paid by clients on a monthly, quarterly, semi-annual or annual basis, decreased by $725,000, or 7.8%, from $9,360,000 for the six months ended June 30, 2003 to $8,635,000 for the six months ended June 30, 2004. The decrease from 2003 to 2004 was a result of cancellations that were not sufficiently offset by an increase in new client business despite increased retainer rates. We believe that cancellations were primarily a result of continued general uncertain economic conditions, as well as the perception among certain customers that they can satisfy their day-to-day research needs internally through the use of the internet.

SCRG

SCRG revenues, which result from more in-depth research and consulting engagements, increased by $182,000, or 26.0%, from $701,000 for the six months ended June 30, 2003 to $883,000 for the six months ended June 30, 2004. The increase from 2003 to 2004 was due to a greater number of cash projects booked during the first half of 2004 as compared to the first half of 2003, which the Company believes resulted from the growing recognition by clients of the importance of conducting timely market research.

Quantitative Market Research

Quantitative Market Research revenues, which result from custom market research consulting engagements, such as conducting surveys and focus groups, increased by $3,565,000, or 169.4%, from $2,104,000 for the six months ended June 30, 2003 to $5,669,000 for the six months ended June 30, 2004. We acquired this line of business on April 1, 2003.

Teltech

Teltech revenues, which result from on-demand research, outsourced information services and in-depth projects, were $4,130,000 for the six months ended June 30, 2004.   We acquired this line of business on July 1, 2003.

Costs of products and services sold

Direct costs, which are those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases, increased by $5,078,000, or 80.8%, from $6,281,000 for the six months ended June 30, 2003 to $11,359,000 for the six months ended June 30, 2004. Direct costs represented 58.8% and 51.6% of revenues for the six months ended June 30, 2004 and 2003, respectively. The increase in total direct costs was primarily the result of the acquisition of Guideline during the quarter ended June 30, 2003 and the acquisition of Teltech during the quarter ended September 30, 2003. Guideline’s and Teltech’s direct costs consist of bo th direct labor and direct costs, such as subcontractors who perform fieldwork for many of their projects, annual costs related to the use of external content providers, and other necessary costs incurred in order to fulfill client requests. Exclusive of Guideline and Teltech, direct costs decreased by approximately $149,000 from 2003 to 2004 primarily as a result of decreased direct labor costs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $2,409,000, or 41.2%, from $5,844,000, or 48.0% of revenue, for the six months ended June 30, 2003 to $8,253,000, or 42.7% of revenue, for the six months ended June 30, 2004. The increase in selling, general and administrative was due primarily to the acquisitions of Guideline, which took place during the quarter ended June 30, 2003 (total Guideline selling, general and administrative expenses were $759,000 for the six months ended June 30, 2004), and Teltech, which took place during the quarter ended September 30, 2003 (total Teltech selling, general and administrative expenses were $1,120,000 for the six months ended June 30, 2004). Even though selling , general, and administrative expenses increased, the percentage of revenue that these expenses represents decreased from 2003 to 2004. Exclusive of Guideline and Teltech, selling, general and administrative expenses increased by $1,004,000, or 17.6%, from 2003 to 2004, resulting primarily from a $338,000 charge recorded for severance during the six months ended June 30, 2004 and a $530,000 charge recorded as a result of the abandonment of a lease during the second quarter of 2004.

Interest expense

Interest expense increased by $1,385,000 from $217,000 for the six months ended June 30, 2003 to $1,602,000 for the six months ended June 30, 2004. The increase was primarily the result of non-cash interest expense of $1,130,000, representing the accretion of the difference between the initial relative fair value and the stated value of the Petra debt (See “Liquidity and Capital Resources”). Furthermore, the Petra debt was repaid in May 2004, and the remaining difference between the initial relative fair value and the stated value of $1,039,000 was accreted at that time. Total non-cash interest expense related to the Petra notes was $1,130,000 and $51,000 for the six months ended June 30, 2004 and 2003, respectively.

As a result of the repayment of outstanding debt during May 2004, the Company recorded additional non-cash interest expense of $223,000 relating to the balance of any unamortized deferred financing fees associated with the Term Note, the Note and the Second Note. Total non-cash interest related to the amortization of deferred financing fess was $223,000 and $3,000 for the six months ended June 30, 2004 and 2003, respectively.

Impairment of investment

In March 2004, the Company reduced the value of its investment in idealab! to $90,000, representing the value of the shares based on the latest contemplated tender offer by idealab!. Accordingly, the Company recorded a $96,000 pre-tax charge during the quarter ended March 31, 2004.

In June 2004, 75% (or 3,750 shares) of the preferred shares held by the Company in idealab! were redeemed for $66,806.

Other income

We have a 9.1% interest in Strategic Research Institute, L.P. (“SRI”), and in March 2003, received an $87,000 distribution in respect of that interest. We share in profits of SRI, but do not share in losses. This is the first distribution that we received from this partnership interest, and the distribution was recognized as other income. SRI is a business conference and event company.

Gain on Sale of Assets

On April 21, 2004, the Company sold its Information Advisor newsletter business to Information Today. The sale proceeds to the Company consisted of $52,500 in cash, $15,000 of free advertising, and the buyer’s assumption of an unearned income liability, less modest transaction expenses. The Company recorded a gain on sale of assets of $92,000.

Operating Income

Our results of operations declined by $335,000 from operating income of $40,000 for the six months ended June 30, 2003 to an operating loss of $295,000 for the six months ended June 30, 2004.

Income Taxes

The $570,000 and $26,000 income tax benefit for the six months ended June 30, 2004 and 2003, respectively, represents 30% of pre-tax loss. The income tax benefit was different than the statutory rate because expenses, such as meals and entertainment and key-man life insurance premiums, which are not deductible for tax purposes, resulted in a different effective tax rate than the statutory rate.

Results of Operations – Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

The Company manages its consulting and business advisory services in the following four business segments: QCS, SCRG, Quantitative Market Research and Teltech. The Company operates primarily in the United States. Quantitative Market Research was added as a segment as a result of the acquisition of Guideline on April 1, 2003. Teltech was added as a segment as a result of its acquisition by the Company on July 1, 2003. See footnote N. “Acquisitions” for a more detailed description of these acquisitions. References to “Corporate” and “Other” in our financial statements refer to the portion of assets and activities that are not allocated to a segment.

(in thousands)	Three Months Ended June 30,
	2004	2003	$ Change	% Change
Revenues
QCS (1)	$4,262	$4,652	$(390)	8.4%
SCRG (1)	476	307	169	55.0%
Quantitative Market Research	2,956	2,104	852	40.5%
Teltech	2,017	—	2,017	—

Revenues	$9,711	$7,063	$2,648	37.5%

Operating income (loss)
QCS (1)	$153	$491	$(338)	68.8%
SCRG (1)	119	(37)	156	421.6%
Quantitative Market Research	454	67	387	577.6%
Teltech	138	—	138	—

Total segment operating income	864	521	343	65.8%
Corporate & other (1) (2)	(1,465)	(486)	(979)	201.4%

Operating (loss) income	$(601)	$35	$(636)	1,817.1%

Income (loss) Before Income Taxes
QCS (1)	$153	$491	$(338)	68.8%
SCRG (1)	119	(37)	156	421.6%
Quantitative Market Research (1)	410	(94)	504	536.2%
Teltech	94	—	94	—

Total segment income before income taxes	776	360	416	115.6%
Corporate & other (1) (2)	(2,660)	(510)	(2,150)	421.6%

(Loss) before provision for income taxes	$(1,884)	$(150)	$(1,734)	1,156.0%

(1)	In 2004, the Company revised its segment reporting methodology to better reflect the allocation of revenues and expenses among its business segments. For comparison purposes, the 2003 segment results presented above have also been restated to conform to this revised basis, and therefore differ from the segment figures reported in the Company’s Form 10-Q as of June 30, 2003.
(2)	Includes certain direct costs and selling, general, and administrative expenses not attributable to a single segment.

Revenues

Revenues increased from $7,063,000 for the three months ended June 30, 2003 to $9,711,000 for the three months ended June 30, 2004, which represents an increase of 37.5% from 2003 to 2004. The increase in revenue was primarily due to the acquisition of Teltech on July 1, 2003, increased Quantitative Market Research revenue as a result of a greater number of projects booked and completed in 2004 as compared with 2003, and increases in our SCRG segment, partially offset by declines in our QCS segment. Specifically, QCS was affected by cancellations of retainer accounts during the first half of 2004 in excess of new sales. We believe that cancellations primarily resulted from continued uncertain general economic conditions, as well as the perception among certain customers that they can satisfy their day-to-day research needs internally as effectively, by using the internet. At the same time, we believe that our current clients’ recognition of the importance of timely, competitive market research, was the primary factor contributing to the increase in SCRG revenue.

QCS

QCS revenues, which result from annual retainer contracts paid by clients on a monthly, quarterly, semi-annual or annual basis, decreased by $390,000, or 8.4%, from $4,652,000 for the three months ended June 30, 2003 to $4,262,000 for the three months ended June 30, 2004. The decrease from 2003 to 2004 was a result of cancellations that were not sufficiently offset by an increase in new client business despite increased retainer rates. We believe that cancellations were primarily a result of continued general uncertain economic conditions, as well as the perception among certain customers that they can satisfy their day-to-day research needs internally through the use of the internet.

SCRG

SCRG revenues, which result from more in-depth research and consulting engagements, increased by $169,000, or 55.0%, from $307,000 for the three months ended June 30, 2003 to $476,000 for the three months ended June 30, 2004. The increase from 2003 to 2004 was due to a greater number of cash projects booked during the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003, which the Company believes resulted from the growing recognition by clients of the importance of conducting timely market research.

Quantitative Market Research

Quantitative Market Research revenues, which result from custom market research consulting engagements, such as conducting surveys and focus groups, increased by $852,000, or 40.5%, from $2,104,000 for the three months ended June 30, 2003 to $2,956,000 for the three months ended June 30, 2004. This is primarily the result of a greater number of projects booked and completed in 2004 as compared with 2003. Secondarily, a recurring number of projects have been contracted for in 2004 by a major client, creating an increase in revenue from this client over that of 2003. We acquired this line of business on April 1, 2003.

Teltech

Teltech revenues, which result from on-demand research, outsourced information services and in-depth projects, were $2,017,000 for the three months ended June 30, 2004.   We acquired this line of business on July 1, 2003.

Costs of products and services sold

Direct costs, which are those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases, increased by $1,891,000, or 48.3%, from $3,914,000 for the three months ended June 30, 2003 to $5,805,000 for the three months ended June 30, 2004. Direct costs represented 59.8% and 55.4% of revenues for the three months ended June 30, 2004 and 2003, respectively. The increase in total direct costs was primarily the result of the acquisition of Teltech during the quarter ended September 30, 2003. Guideline’s and Teltech’s direct costs consist of both direct labor and direct costs, such as subcontractors who perform fieldwork for many of their projects, annual costs related to the use of external content providers, and other necessary costs incurred in order to fulfill client requests. Exclusive of Teltech, direct costs increased by approximately $558,000 from 2003 to 2004 as a result primarily of increased use of sub-contractors in SCRG, the increased cost of fulfillment in conjunction with the increased number of projects completed by Quantitative Market Research and an increase in costs related to greater usage of electronic content.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $1,393,000, or 44.7%, from $3,114,000, or 44.1% of revenue, for the three months ended June 30, 2003 to $4,507,000, or 46.3% of revenue, for the three months ended June 30, 2004. The increase in selling, general and administrative was due primarily to the acquisition of Teltech, which took place during the quarter ended September 30, 2003 (total Teltech selling, general and administrative expenses were $597,000 for the three months ended June 30, 2004). Exclusive of Teltech, selling, general and administrative expenses increased by $796,000, or 25.3%, from 2003 to 2004, resulting primarily from a $338,000 charge recorded for severance during the six months ended June 30, 2004 and a $530,000 charge recorded as a result of the abandonment of a lease during the second quarter of 2004.

Interest expense

Interest expense increased by $1,187,000 from $189,000 for the three months ended June 30, 2003 to $1,376,000 for the three months ended June 30, 2004. The increase in interest expense was primarily the result of non-cash interest expense of $1,062,000, representing the accretion of the difference between the initial relative fair value and the stated value of the Petra debt (See “Liquidity and Capital Resources”). Furthermore, the Petra debt was repaid in May 2004, and the remaining difference between the initial relative fair value and the stated value of $1,039,000 was accreted at that time. Total non-cash interest expense related to the Petra notes was $1,062,000 and $51,000 for the three months ended June 30, 2004 and 2003, respectively.

As a result of the repayment of outstanding debt during May 2004, the Company recorded additional non-cash interest expense of $209,000 relating to the balance of any unamortized deferred financing fees associated with the Term Note, the Note and the Second Note. Total non-cash interest related to the amortization of deferred financing fess was $209,000 and $2,000 for the three months ended June 30, 2004 and 2003, respectively. Partially offsetting the increases in non-cash interest expense from 2003 to 2004 was a decrease in cash interest expense as a result of the payoff of the Company’s debt in May 2004.

Impairment of investment

In June 2004, 75% (or 3,750 shares) of the preferred shares held by the Company in idealab! were redeemed for $66,806.

Other income

We have a 9.1% interest in Strategic Research Institute, L.P. (“SRI”), and in March 2003, received an $87,000 distribution in respect of that interest. We share in profits of SRI, but do not share in losses. This is the first distribution that we received from this partnership interest, and the distribution was recognized as other income. SRI is a business conference and event company.

Gain on Sale of Assets

On April 21, 2004, the Company sold its Information Advisor newsletter business to Information Today. The sale proceeds to the Company consisted of $52,500 in cash, $15,000 of free advertising, and the buyer’s assumption of an unearned income liability, less modest transaction expenses. The Company recorded a gain on sale of assets of $92,000.

Operating Income

Our results of operations declined by $636,000 from operating income of $35,000 for the three months ended June 30, 2003 to an operating loss of $601,000 for the three months ended June 30, 2004.

Income Taxes

The $566,000 and $46,000 income tax benefit for the three months ended June 30, 2004 and 2003, respectively, represents 30% of pre-tax loss. The income tax benefit was different than the statutory rate because expenses, such as meals and entertainment and key-man life insurance premiums, which are not deductible for tax purposes, resulted in a different effective tax rate than the statutory rate.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. Our preparation of our financial statements requires us to make estimates and judgments that affect reported amounts of assets, liabilities and revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowances for doubtful accounts, useful lives of property, plant and equipment and intangible assets, goodwill, deferred tax asset valuation allowances, valuation of non-marketable equity securities and other accrued expenses. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

Revenue Recognition

Approximately 55% of the Company’s revenues were derived from subscription contracts with customers, including all of the revenues of the QCS business segment and approximately 50% of the revenues of the Teltech business segment. The remaining 45% of the Company’s revenues consisted of quantitative market research projects, in-depth consulting projects and outsourced information services.

The Company’s subscription services are provided under two different types of subscription contracts – retainer contracts and deposit contracts. Retainer contracts, which are used primarily by QCS, charge customers fixed monthly subscription fees to access QCS services, and revenues are recognized ratably over the term of each subscription. Retainer fees are required to be paid in advance by customers on either a monthly, quarterly or annual basis, and all billed amounts relating to future periods are recorded as an unearned retainer income liability on the Company’s balance sheet. In the case of deposit contracts, which are used primarily by Teltech, a customer pays a fixed annual fee, which entitles it to access any of the Company’s service offerings throughout the contract period, up to the total amount of the annual deposit fee. Since deposit account customers can “spend” their contract fee at any time within the annual contract period, deposit account revenues are only recognized within the contract period as services are actually provided to customers, with any unused deposit amounts recognized as revenue in the final month of the contract. As with retainer fees, deposit contract fees are required to be paid in advance, primarily annually, and any billed amounts relating to future periods are recorded as unearned retainer income, a current liability on the Company’s balance sheet.

With regard to the Company’s non-subscription based services, including quantitative market research, in-depth consulting and outsourced information services, revenues are recognized primarily on a percentage-of-completion basis. The Company typically enters into discrete contracts with customers for these services on a project-by-project basis. Payment milestones differ from contract to contract based on the client and the type of work performed. Generally, the Company invoices a client for a portion of a project in advance of work performed, with the balance invoiced throughout the fulfillment period and/or after the work is completed. However, revenue and costs are only recognized to the extent of each contract’s percentage-of-completion. Any revenue earned in excess of billings is recorded as a current asset on the Company’s balance sheet, while any billings in excess of revenue earned, which represent billed amounts relating to future periods, are recorded as unearned revenue, a current liability on the Company’s balance sheet.

Goodwill and Intangibles

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Effective January 1, 2002 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized. Instead, goodwill is evaluated for impairment using a two-step process that is performed at least annually and whenever events or circumstances indicate impairment may have occurred. The first step is a comparison of the fair value of an internal reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, a second test is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of the goodwill is greater than the implied value, an impairment loss is recognized for the difference. The implied value of the goodwill is determined as of the test date by performing a purchase price allocation as if the reporting unit had just been acquired, using currently estimated fair values of the individual assets and liabilities of the reporting unit, together with an estimate of the fair value of the reporting unit taken as a whole. The estimate of the fair value of the reporting unit is based upon information available regarding prices of similar groups of assets, or other valuation techniques including present value techniques based upon estimates of future cash flow. The Company performs its annual impairment test on the first day of the third quarter of its fiscal year.

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

Non-Marketable Equity Securities

The preferred share securities in idealab! is an investment in a start-up enterprise. As of June 30, 2004 the carrying value of these preferred share securities is $23,000. It is reasonably possible in the near term that our estimate of the net realizable value of the preferred shares will be less than the carrying value of the preferred shares.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from retainer accounts (including prepaid retainer fees from clients) and borrowings. Cash balances were $5,583,000 and $821,000 at June 30, 2004 and December 31, 2003, respectively. Our working capital (deficiency) position (current assets, less current liabilities) at June 30, 2004 was $4,486,000 as compared to $(2,066,000) at December 31, 2003. Included in current liabilities is unearned retainer income of $4,780,000 as of June 30, 2004 and $4,067,000 as of December 31, 2003. Such amounts reflect amounts billed, but not yet earned.

Cash of $537,000 was used in operating activities during the six months ended June 30, 2004 and cash of $411,000 was provided by operating activities during the six months ended June 30, 2003. During the six months ended June 30, 2004, operating cash was used primarily for the payment of a portion of previously accrued royalties to SVP International S.A., and for other general operating purposes.

Cash used in investing activities was $1,721,000 and $4,064,000 in the six-month periods ended June 30, 2004 and 2003, respectively. In 2004, liabilities related to the Guideline and Teltech acquisitions of $1,250,000, as well as additional professional fees of $318,000, were paid. In 2003, the primary use of cash was the acquisition of Guideline during the quarter ended June 30, 2003 for $3,842,000. Capital expenditures were for computer hardware upgrades and leasehold improvements. During the year ending December 31, 2004 the Company expects to spend approximately $600,000 for capital items, which will relate primarily to computer hardware and software upgrades and for leasehold improvements.

Cash of $7,020,000 and $3,170,000 was provided by financing activities in the six-month periods ended June 30, 2004 and 2003, respectively. In 2004, the most significant financing cash in-flows were $12,363,000 in net proceeds from the issuance of common stock related to the Company’s equity offering completed in May 2004 and $200,000 borrowed under notes payable, offset by note repayments of $5,576,000. In 2003, the most significant items were the net proceeds obtained from the borrowings under notes payable of $1,966,000, related to the acquisition of Guideline, offset by repayments of $230,000, the issuance of preferred stock for $693,000, and the issuance of a warrant for $742,000.

During May 2004, the Company repaid the $1,100,000 outstanding balance on a term note with JP Morgan Chase Bank (the “Term Note”), of which $400,000 was previously classified as current. The Term Note bore interest at prime plus 1.25%. During the first quarter of 2004, the Company also paid it’s then scheduled principal payment of $100,000. Interest expense related to the Term Note amounted to $24,000 for the six months ended June 30, 2004.

The Company maintains a $1,000,000 line of credit with JP Morgan Chase Bank (the “Line of Credit”). The Line of Credit bears interest at prime plus 0.50% (4.5% at June 30, 2004). During May 2004, the Company repaid the $876,000 outstanding balance. Interest expense related to the Line of Credit amounted to $13,000 for the six months ended June 30, 2004. The Line of Credit contains certain restrictions on the conduct of its business, including, among other things, restrictions on incurring debt, and creating or suffering liens.

The Line of Credit is secured by a general security interest in substantially all of the Company’s assets. Pursuant to Amendment No. 2 and Consent to Amended and Restated Senior Grid Promissory Note, dated May 20, 2004, all financial covenants previously related to the Line of Credit were eliminated.

On April 1, 2003, the Company issued a Promissory Note (the “Note”) with a face value of $3,000,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Guideline. The Note was recorded at its initial relative fair value of $1,868,000. The difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities of the Note, and the resulting effective interest rate is approximately 25%. During May 2004, the Company repaid the outstanding principal balance of $3,000,000. Related interest expense was $1,112,000 for the six months ended June 30, 2004, of which $955,000 related to the non-cash accretion of the carrying value of the Note to the stated value of the Note for the six months ended June 30, 2004.

On July 1, 2003, the Company issued a Second Promissory Note (the “Second Note”) with a face value of $500,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Teltech, a business unit of Sopheon Corporation (“Teltech”). The Second Note was recorded at its initial relative fair value of $320,000. The difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities of the Second Note, and the resulting effective interest rate is approximately 25%. During May 2004, the Company repaid the outstanding principal balance of $500,000. Related interest expense was $202,000 for the six months ended June 30, 2004, of which $175,000 related to the non-cash accretion of the carrying value of the Second Note to the stated value of the Second Note for the six months ended June 30, 2004.

As a result of the repayment of outstanding debt during May 2004, the Company recorded additional non-cash interest expense of $223,000 to fully amortize the balance of any unamortized deferred financing fees associated with the Term Note, the Note and the Second Note.

On May 10, 2004 (the “Closing Date”), the Company raised $13,500,000 through a private placement of (i) 6,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) and (ii) warrants to purchase an aggregate of 3,000,000 shares of Common Stock. The Company sold these shares and warrants through 6,000,000 units at $2.25 per unit, with each unit consisting of one share of Common Stock and one warrant to purchase one-half of one share of Common Stock at an exercise price of $3.00 per full share. The net proceeds of the sale of the Common Stock and the warrants were partially used by the Company to pay off its debt of approximately $5.5 million, and is also intended to be used for working capital and general corporate purposes, including the financing of potential acquisitions. Transaction costs related to the private placement were approximately $1,137,000, which were recorded in capital in excess of par value as a partial offset against gross proceeds received from the private placement. The fair value of the warrants as of the Closing Date of approximately $3,231,000 was determined using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate range of 3.95%, volatility of 46% and an expected life of 5 years.

We believe that our cash and cash equivalents on hand, cash generated from operations and collections of our accounts receivable, and the availability of the Line of Credit with JP Morgan Chase, will be sufficient to fund our operations for the foreseeable future.

Other Commitments and Contingencies

Within thirty days from the second anniversary date of the acquisition of Guideline, a potential deferred consideration amount (the “Two Year Deferred Consideration”) of $1.845 million contingent upon Guideline achieving adjusted EBITDA (as defined in the purchase agreement) for the 24-month period following the acquisition (“Two Year Adjusted EBITDA”) of $2.65 million plus 25% of the amount by which Two Year Adjusted EBITDA exceeds $2.65 million would be due. If Two Year Adjusted EBITDA is less than $2.65 million, but greater than $2.2 million, the Two Year Deferred Consideration would be between $0 and $1.845 million based on a specific formula set forth in the purchase agreement.

Acquisitions

Guideline

On April 1, 2003, the Company purchased all of the issued and outstanding stock of Guideline. Guideline is a provider of quantitative custom market research. Guideline’s ability to provide high-level analytic survey research was a strategic fit with the Company’s efforts to address its clients’ critical business needs. The integration of Guideline’s services allowed the Company to address the requirements of its many marketing and market research clients. The addition of Guideline will also make the Company one of the first fully comprehensive research and advisory firms to offer an inclusive suite of both primary and secondary specialized business intelligence, strategic research and consulting services.

The consideration for this acquisition consisted of the following:

•	Approximately $5,023,000 paid in cash (includes $431,000 of paid transaction costs during the year ended December 31, 2003, and $78,000 and $70,000 of paid transaction costs in the six and three months ended June 30, 2004, respectively), net of cash acquired. $4,000 of transaction costs remain accrued as of June 30, 2004;

•	571,237 common shares valued at $760,000 (295,043 of the common shares were placed in escrow to secure the indemnification obligations of the sellers);

•	Within thirty days from the first anniversary date of the acquisition, a deferred consideration amount (the “One Year Deferred Consideration”) of $1 million was paid as Guideline achieved adjusted EBITDA (as defined in the purchase agreement) for the twelve-month period following the acquisition (“One Year Adjusted EBITDA”) of at least $1.2 million.

•	Within thirty days from the second anniversary date of the acquisition, a potential deferred consideration amount (the “Two Year Deferred Consideration”) of $1.845 million contingent upon Guideline achieving adjusted EBITDA (as defined in the purchase agreement) for the 24-month period following the acquisition (“Two Year Adjusted EBITDA”) of $2.65 million plus 25% of the amount by which Two Year Adjusted EBITDA exceeds $2.65 million would be due. If Two Year Adjusted EBITDA is less than $2.65 million, but greater than $2.2 million, the Two Year Deferred Consideration would be between $0 and $1.845 million based on a specific formula set forth in the purchase agreement.

The 571,237 shares issued to the former owners of Guideline may be put back to the Company during a 120-day period beginning April 5, 2005. Such shares are classified in the balance sheet as redeemable common stock. If the shares are put back to the Company, the cash to be paid by the Company will be equal to 150% of the initial redemption value of the shares, or $1,090,000. Based on the fair value of the shares as of March 31, 2004, the Company recorded accretion on redeemable common stock of $113,000 for the quarter ended March 31, 2004, resulting in redeemable common stock having a carrying value of $1,090,000. Therefore, no further accretion was required to be recorded for the three months ended June 30, 2004.

The 333,333 shares of Preferred Stock were issued pursuant to a Series A Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”) dated April 1, 2003. These shares have been recorded at estimated fair value of $693,000 using the relative fair value method. The Preferred Stock is convertible into shares of the Company’s common stock one-for-one, subject to adjustment for certain dilutive issuances, splits and combinations. The Preferred Stock is also redeemable at the option of the holders of the Preferred Stock beginning April 1, 2009, at a redemption price of $1.50 per share, or $500,000 in the aggregate, plus all accrued but unpaid dividends. The holders of the Preferred Stock are entitled to receive cumulative dividends, prior and in preference to any declaration or payment of any dividend on the common stock of the Company, at the rate of 8% on the $500,000 redemption value, per annum, payable in cash or through the issuance of additional shares of Preferred Stock at the Company’s discretion. The holders of shares of Preferred Stock have the right to one vote for each share of common stock into which shares of the Preferred Stock could be converted into, and with respect to such vote, each holder of shares of Preferred Stock has full voting rights and powers equal to the voting rights and powers of the holders of the Company’s common stock. For the six and three months ended June 30, 2004, the Company recorded preferred dividends of $20,000 and $10,000, respectively, resulting in a redemption value for the Preferred Stock of $550,000 at June 30, 2004.

The Company has finalized its valuation of the assets and liabilities acquired for the allocation of the purchase price of the Guideline transaction as of March 31, 2004, with the exception of the Two Year Deferred Consideration, which is contingent upon the financial performance of Guideline through April 1, 2005.

Teltech

As of July 1, 2003, Ttech Acquisition Corp. (“Ttech”), a subsidiary of the Company, purchased from Sopheon Corporation (“Sopheon”) assets and assumed certain specified liabilities of Sopheon’s Teltech business unit (“Teltech”). Teltech is a provider of custom research and information services, focused on R&D and engineering departments of larger corporations, markets into which the Company was interested in expanding. The Company believed this acquisition offered significant cross-selling opportunities and cost synergies.

The consideration for this acquisition consisted of the following:

•	Approximately $3,516,000 paid in cash (including $241,000 of transaction costs).

•	32,700 unregistered shares of the Company’s Common Stock, valued at $50,000. These shares were placed in escrow to secure the indemnification obligations of the Sellers set forth in the purchase agreement through June 25, 2004, pursuant to an escrow agreement among Sopheon, the Company, Ttech and Kane Kessler, P.C. (the “Escrow Agreement”). As of June 30, 2004, these shares were released to Sopheon from escrow.

•	Consideration of $200,000 was paid by the Company to Sopheon during the quarter ended June 30, 2004 in full satisfaction of an earnout, as defined in the purchase agreement dated June 25, 2003.

The Company has finalized its valuation of the assets and liabilities acquired for its allocation of the purchase price of the Teltech transaction as of June 30, 2004

The following table sets forth the components of the purchase price for both the Guideline and Teltech acquisitions:

	Guideline	Teltech	Total
Cash paid and accrued transaction costs	$5,027,000	$3,520,000	$8,547,000
Common stock issued to sellers	760,000	50,000	810,000

Total purchase consideration	$5,787,000	$3,570,000	$9,357,000

The following table provides the fair value of the acquired assets and assumed liabilities:

	Guideline	Teltech	Total
Current assets	$1,786,000	$1,235,000	$3,021,000
Property and equipment	102,000	287,000	389,000
Other assets	267,000	—	267,000
Liabilities assumed, current	(2,236,000)	(3,358,000)	(5,594,000)
Liabilities assumed, non-current	(67,000)	—	(67,000)

Fair value of net liabilities assumed	(148,000)	(1,836,000)	(1,984,000)
Preliminary goodwill	5,366,000	4,755,000	10,121,000
Amortizable intangible assets	421,000	527,000	948,000
Indefinite-lived intangible assets	148,000	124,000	272,000

Total purchase consideration	$5,787,000	$3,570,000	$9,357,000

Amortizable intangible assets, which generally include customer lists, are amortized over a period of 7 years. Amortization of intangible assets was $68,000 and $34,000 for the six and three months ended June 30, 2004.

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

Pro Forma Results of Operations (Unaudited)

	Six months ended June 30, 2003	Three months ended June 30, 2003

Total pro forma revenue	$17,800,000	$8,911,000
Pro forma net loss	$(233,000)	$(238,000)
Pro forma loss per share attributable to common shareholders:
Basic and diluted	$(0.02)	$(0.02)

Market for Company’s Common Equity

Trading of our shares of common stock is conducted on the Over-The-Counter Bulletin Board.

Inflation

The Company has in the past been able to increase the price of its products and services sufficiently to offset the effects of inflation on direct costs, and anticipates that it will be able to do so in the future.

Forward Looking Information: Certain Cautionary Statements

In this report, and from time to time, we may make or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. Such statements are necessarily estimates reflecting management’s best judgment based on current information. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are usually identified by the use of words or phrases such as “believes,” “anticipates,” “expects,” “estimates,” “planned,” “outlook,” and “goal.” Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. In order to comply with the terms of the safe harbor, we note that a variety of risks and uncertainties could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in forward-looking statements. While it is impossible to identify all such factors, the risks and uncertainties that may affect the operations, performance and results of our business include the risks and uncertainties set forth in the section headed “Factors That May Affect Our Future Results” of Part 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and those risks and uncertainties described in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

ITEM 3.
Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2003, our primary exposure to market risks included fluctuations in interest rates on our short-term and long-term borrowings with an aggregate balance of $1,876,000 under a term note and a $1,000,000 line of credit with JP Morgan Chase Bank (respectively, the “Term Note” and “Line of Credit”). Based on this balance, an immediate change of one percent in the interest rate would have caused a change in interest expense of approximately $20,000 on an annual basis. The Line of Credit bears interest at prime plus 0.50% (4.5% at June 30, 2004).

During May 2004, the Company repaid the entire outstanding balances on the Term Note and the Line of Credit thereby significantly reducing our primary exposure to market risks. The Company does, however, continue to maintain the Line of Credit and any future borrowings thereunder, would increase our exposure to market risk. Our objective in maintaining the Line of Credit is the ability to obtain funding that provides flexibility regarding early repayment without penalties, and that has a lower overall cost as compared with fixed-rate borrowings. Management does not believe that the risk inherent in the variable-rate nature of the Line of Credit, were the Company to borrow thereunder, would have a material adverse effect on our consolidated financial statements. However, no assurance can be given that such a risk will not have a material adverse effect on our financial statements in the future.

We do not invest or trade in any derivative financial or commodity instruments, nor do we invest in any foreign financial instruments.

ITEM 4.
Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Our management, with the participation of our Chief Executive Officer and Chief financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the quarter covered by this quarterly report.

PART II.
OTHER INFORMATION

ITEM 2.
Changes in Securities and Use of Proceeds

On May 10, 2004 (the “Closing Date”), the Company raised $13,500,000 through a private placement of (i) 6,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) and (ii) warrants to purchase an aggregate of 3,000,000 shares of Common Stock. The Company sold these shares and warrants through 6,000,000 units at $2.25 per unit, with each unit consisting of one share of Common Stock and one warrant to purchase one-half of one share of Common Stock at an exercise price of $3.00 per full share. The net proceeds of the sale of the Common Stock and the warrants were partially used by the Company to pay off its debt of approximately $5.5 million, and is also intended to be used for working capital and general corporate purposes, including the financing of potential acquisitions. These were private transactions not involving a public offering that were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. At the time of issuance, the foregoing securities were deemed to be restricted securities for purposes of the Securities Act.

The Company filed a Registration Statement on Form S-2 with the Securities and Exchange Commission on May 28, 2004, and which became effective on July 28, 2004 covering the resale of the shares of Common Stock purchased in the private placement, as well as those shares of Common Stock underlying the Warrants. Transaction costs related to the private placement were approximately $1,137,000.

ITEM 4.
Submission of Matters to a vote of Security Holders

The Company held its annual meeting of shareholders on June 18, 2004. Shareholders voted on two proposals.

The following votes were cast on Proposal #1, for the nominees for election of directors, and all such nominees were elected:

	FOR	AGAINST

Martin E. Franklin	14,690,481	14,601
David Walke	14,689,633	15,449
Andrew P. Garvin	14,686,011	19,071
Marc L. Reisch	14,696,496	8,586
Warren Struhl	14,696,596	8,486
Denise Shapiro	14,666,786	38,296

The following votes were cast on Proposal #2, on the ratification of the selection of Deloitte & Touche LLP as independent auditors for the Company for the year ending December 31, 2004:

14,686,955 votes for the ratification and approval
600 votes against the ratification and approval
17,527 votes abstained from voting

ITEM 6.
Exhibits and Reports on Form 8-K   .

(a)	Exhibits.

Exhibit	Description

4.1	Purchase Agreement, dated May 10, 2004, by and among Find/SVP, Inc. and the investors named on the signature pages thereto (incorporated by reference to the Company’s Form 8-K filed on May 13, 2004)

4.2	Registration Rights Agreement, dated May 10, 2004, by and among Find/SVP, Inc. and the investors named on the signature pages thereto (incorporated by reference to the Company’s Form 8-K filed on May 13, 2004)

4.3	Form of Warrant (incorporated by reference to the Company’s Form 8-K filed on May 13, 2004)

*10.1	Amendment No. 2 and Consent to Amended and Restated Senior Grid Promissory Note, dated May 20, 2004, between the Company and JPMorgan Chase Bank.

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications of Chief Executive Officer and Chief financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith
# This exhibit represents a management contract or a compensatory plan.

(b)    Reports on Form 8-K.

In a Form 8-K filed on May 13, 2004, the Company filed a press release announcing its first quarter 2004 earnings.

In a Form 8-K filed on May 13, 2004, the Company filed a press release announcing the private placement of 6,000,000 shares of Common Stock and 3,000,000 warrants to purchase Common Stock.

In a Form 8-K filed on May 26, 2004, the Company filed a press release announcing the repayment of all of its outstanding debt, and the abandonment of the lease on one of its New York City locations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIND/SVP, Inc.
(REGISTRANT)

Date: August 13, 2004	/s/ David Walke

David Walke
Chief Executive Officer

Date: August 13, 2004	/s/ Peter M. Stone

Peter M. Stone
Chief Financial Officer
(Principal Financial Officer
nd Principal Accounting Officer)

Exhibit Index

Number	Exhibit

4.1	Purchase Agreement, dated May 10, 2004, by and among Find/SVP, Inc. and the investors named on the signature pages thereto (incorporated by reference to the Company’s Form 8-K filed on May 13, 2004)

4.2	Registration Rights Agreement, dated May 10, 2004, by and among Find/SVP, Inc. and the investors named on the signature pages thereto (incorporated by reference to the Company’s Form 8-K filed on May 13, 2004)

4.3	Form of Warrant (incorporated by reference to the Company’s Form 8-K filed on May 13, 2004)

10.1	Amendment No. 2 and Consent to Amended and Restated Senior Grid Promissory Note, dated May 20, 2004, between the Company and JPMorgan Chase Bank

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

