Form 10-K/A
period 2003-12-31
FIND SVP INC
filed 2004-11-12
CIK 801338

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

     As of June 30, 2003, the aggregate market value of the voting common stock held by non-affiliates of the registrant was $8,584,681 based on the average bid and ask price per share of the common stock on the OTC Bulletin Board on June 30, 2003, which was $1.35 per share.

     All (i) executive officers and directors or the registrant and (ii) all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock who hold 10% or more of the registrant’s outstanding common stock, have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

There were 13,257,348 shares outstanding of the registrant’s common stock, par value $.0001 per share, as of March 19, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders, which is anticipated to be filed with the Securities and Exchange
Commission pursuant to Regulation 14A not later than 120 days following the end of the Company’s fiscal year, are incorporated by reference into Part III.

1

EXPLANATORY NOTE

We are filing this Form 10-K/A to reflect the restatement of our financial statements for the fiscal years ended December 31, 2003, 2002, and 2001. Please see Note 17 to the Consolidated Financial Statements for specific information related to the restatement. The index below contains those items that have been restated.

FIND/SVP, INC.

PART II

Item 6. Selected Financial Data

The following table sets forth our selected financial data as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999. The selected financial data set forth below has been derived from our audited consolidated financial statements and related notes for the respective fiscal years. The selected financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this Report as well as our consolidated financial statements and notes thereto. These historical results are not necessarily indicative of the results to be expected in the future.

Statements of Operations
	Years Ended December 31
	(in thousands, except per share amounts)
	2003[1]	2002[1]	2001[1]	2000[1]	1999[1]
Revenues	$31,569	$20,828	$22,215	$23,800	$22,738
Operating income (loss)	(169)	(1,683)	(1,198)	(632)	76
Net income (loss)	(947)	(1,875)	(995)	(414)	611
Net income (loss) attributable to common shareholders [2]	(1,227)	(1,875)	(995)	(414)	611
Income (loss) per common share:
Basic	(.10)	(.18)	(.13)	(.06)	.09
Diluted	(.10)	(.18)	(.13)	(.06)	.08
Weighted average number of common shares:
Basic	11,766	10,139	7,880	7,450	7,121
Diluted	11,766	10,139	7,880	7,450	7,213

Cash dividends paid per common share	-	-	-	-	-

Balance Sheet Data

	As of December 31
	(in thousands)
	2003	2002	2001	2000	1999
Working capital (current assets less current liabilities) [3]	$(2,066)	$(43)	$(401)	$(484)	$770
Total assets[1]	22,968	9,414	10,692	11,012	11,443
Long-term notes payable, excluding current amounts	3,170	1,200	895	1,685	3,039
Shareholders' equity[1]	7,370	3,589	4,490	3,992	3,889

1 The financial statements for fiscal years 1999 through 2003 have been restated as discussed in Note 17 to the consolidated financial statements contained in Item 8.

2 Net income (loss) attributable to common shareholders is the result of accretion on redeemable common stock and accrued preferred dividends for 2003 only. Accretion on redeemable common stock exists when the fair value of redeemable common stock exceeds the original amount of $727,000 at the balance sheet date. As of December 31, 2003, the fair value of the redeemable common stock was $977,000, resulting in $250,000 of accretion for the year then ended. The maximum fair value of the redeemable common is $1,090,000, as defined. Beginning at April 1, 2003, the Guideline acquisition date, preferred d ividends are accrued at 8% per annum on the $500,000 preferred stock redemption value. At December 31, 2003, accrued dividends amounted to $30,000.

3 Working Capital includes $3,612,000, $1,476,000, $1,753,000, $2,071,000 and $1,929,000 for unearned income as of December 31, 2003, 2002, 2001, 2000 and 1999, respectively. Such amounts reflect amounts billed, but not yet earned.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with “Selected Financial Data” as well as our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K/A.

As discussed in Note 17 to the consolidated financial statements, the Company’s December 31, 2003, 2002, and 2001 financial statements have been restated. The accompanying management’s discussion and analysis gives effect to these restatements.

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

Results of Operations - Calendar Year 2003 Compared to Calendar Year 2002

Revenues

Revenues increased from $20,828,000 in 2002 to $31,569,000 in 2003. The increase in revenue was due to the acquisitions of Guideline on April 1, 2003, and Teltech on July 1, 2003, which are described in “Acquisitions” below, offset by declines in our QCS and SCRG segments. Specifically, QCS was affected by cancellations of retainer accounts, which were not sufficiently offset by new retainer sales during 2003. We believe that cancellations primarily resulted from continued weak general economic conditions, as well as the perception among certain customers that research can be conducted internally using the internet. The primary factor contributing to the decline in SCRG revenue was the decline in the number of new projects booked, which we believe resulted primarily from weak general economic conditions.

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

SCRG

SCRG revenues, which result from consulting engagements addressing clients’ business issues, decreased by $789,000, or 35.8%, from $2,204,000 in 2002 to $1,415,000 in 2003. The decrease from 2002 to 2003 was due to the continued decline in new projects booked, which we believe resulted primarily from weak general economic conditions. The Customer Satisfaction Survey and Research Division accounted for 3.7% and 19.0% of SCRG’s revenue for 2003 and 2002, respectively. The Customer Satisfaction Survey and Research Division was taken over by the Quantitative Market Research segment during 2003.

Quantitative Market Research

Quantitative Market Research revenues, which result from custom market research consulting engagements, such as conducting surveys and focus groups, were $7,669,000 from the date of acquisition through December 31, 2003. We acquired this line of business on April 1, 2003.

Teltech

Teltech revenues, which result from on-demand research, outsourced information services and in-depth projects, were $4,094,000 from the date of acquisition through December 31, 2003.   We acquired this line of business on July 1, 2003.

Costs of products and services sold

Direct costs, which are those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases, increased by $7,090,000, or 69.8%, from $10,153,000 in 2002 to $17,243,000 in 2003. Direct costs represented 48.7% and 54.6% of revenues, respectively, in 2002 and 2003. The increase in total direct costs was primarily the result of the acquisition of Guideline during the quarter ended June 30, 2003 and the acquisition of Teltech during the quarter ended September 30, 2003. Guideline’s and Teltech6;s direct costs consist of both direct labor and direct costs, such as subcontractors who perform fieldwork for many of their projects, annual costs related to the use of external content providers, and other necessary costs incurred in order to fulfill client requests. Exclusive of Guideline and Teltech, direct costs decreased as a result of decreased use of sub-contractors in SCRG, and more favorable pricing from our use of outside electronic services. Excluding potential acquisitions and factoring in the impact of a full twelve months results of Guideline and Teltech, we expect direct costs as a percentage of sales in 2004 to be consistent with 2003.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $2,137,000, or 17.3%, from $12,358,000, or 59.3% of revenue, in 2002 to $14,495,000, or 45.9% of revenue, in 2003. In 2003 and 2002, we recorded additional accruals of $468,000 and $257,000, respectively, under a severance plan approved by our Board of Directors. The increase in selling, general and administrative was due primarily to the acquisitions of Guideline, which took place during the quarter ended June 30, 2003 (total Guideline selling, general and administrative expenses were $1,405,000), and Teltech, which took place during the quarter ended September 30, 2003 (total Teltech selling, general and administrative expenses were $465,000). Also, selling, general and administrative expenses increased from 2002 to 2003 partially as a result of stock compensation expense. These were partially offset by various cost containment measures implemented during the year ended December 31, 2003. Excluding potential acquisitions, we expect selling, general and administrative expenses, exclusive of stock compensation expense, to increase in line with inflation in 2004.

Interest income and expense

Interest income decreased by $13,000 from $15,000 in 2002 to $2,000 in 2003. The decrease in 2003 was a result of lower cash balances in interest bearing accounts throughout 2003.

Interest expense increased by $531,000 from $156,000 in 2002 to $687,000 in 2003. The increase was a result of additional borrowings, related to the acquisitions of Guideline and Teltech, during the year ended December 31, 2003, which were partially offset by repayments on existing debt. Included in interest expense was non-cash interest expense of $182,000, which was accreted as additional interest expense due to the difference between the initial relative fair value and the stated value of the notes that the Company issued to Petra Mezzanine Fund, L.P. in connection with the above acquisitions.

Other income

We have a 9.1% interest in Strategic Research Institute, L.P. (“SRI”), and in March 2003, received an $87,000 distribution in respect of that interest. We share in profits of SRI, but do not share in losses. This is the only distribution that we received from this partnership interest, and the distribution was recognized as other income. SRI is a business conference and event company.

We received dividends of $30,000 related to our cash surrender value of life insurance policies. This was reported as part of other income for the year ended December 31, 2003.

Operating Income (Loss)

Our results of operations improved by $1,514,000 from a loss of ($1,683,000) in 2002 to a loss of ($169,000) in 2003. This is primarily the result of the acquisitions of Guideline and Teltech during 2003, offset by decreases in QCS and SCRG, and stock compensation expense. See “Acquisitions” below for a description of the Guideline and Teltech transactions.

Income Taxes

The $210,000 income tax provision for the year ended December 31, 2003 represents 28% of pre-tax income. The income tax provision was different than the statutory rate because expenses, such as certain stock compensation expense, meals and entertainment and key-man life insurance premiums, which are not deductible for tax purposes, resulted in a different effective tax rate than the statutory rate.

The $264,000 income tax benefit for the year ended December 31, 2002 represents 12% of pre-tax loss. In 2002, a valuation allowance was provided for certain state and local carryforward net operating losses, as we determined that it was a reasonable possibility that such assets would not be realized during the carryforward period. The income tax benefit was lower than the statutory rate due primarily to the recording of a valuation allowance, and expenses, such as certain stock compensation expense, meals and entertainment and key-man life insurance premiums, which are not deductible for tax purposes.

Results of Operations - Calendar Year 2002 Compared to Calendar Year 2001

Revenues

Revenues decreased from $22,215,000 in 2001 to $20,828,000 in 2002. The decreases in revenue, in all aspects of our business, were related to the weakened economy and the weakened market for our services, most notably since the events of September 11, 2001. Specifically, QCS was affected by cancellations of retainer accounts, which was not sufficiently offset by new business, during 2002. We believe that cancellations were primarily a result of weak economic conditions, where clients were constricting their budgets. The primary factor which contributed to the decline in SCRG revenue was the decline in the number of new projects booked as clients’ budgets and initiatives could not support commitments for the longer-term projects, which SCRG provides.

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

SCRG

SCRG revenues, which result from consulting engagements addressing clients’ business issues, decreased by $597,000, or 21.3%, from $2,801,000 in 2001 to $2,204,000 in 2002. The decrease from 2001 to 2002 was due to the continued decline in new projects booked as clients’ budgets and initiatives could not support commitments for the longer-term projects, which SCRG provides. The Customer Satisfaction Survey and Research Division accounted for 19.0% and 16.7% of SCRG’s revenue for 2002 and 2001, respectively.

Costs of products and services sold

Direct costs, which are those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases, decreased by $827,000, or 7.5%, from $10,980,000 in 2001 to $10,153,000 in 2002. Direct costs represented 48.7% and 49.4% of revenues, respectively, in 2002 and 2001. The decrease in total direct costs was due primarily to a decrease in expenses incurred on behalf of clients, in addition to a reduction in direct labor costs.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $75,000, or 0.6%, from $12,433,000, or 56.0% of revenue, in 2001 to $12,358,000, or 59.3% of revenue, in 2002. In 2002 and 2001, we recorded additional accruals of $257,000 and $228,000, respectively, under a severance plan approved by our Board of Directors. In 2001, selling, general and administrative expenses included approximately $169,000 in negative effects related to the events of September 11, 2001. Also, selling, general and administrative expenses increased from 2001 to 2002 as a result of $514,000 in additional stock compensation expense, which is primarily impacted by changes in the Company’s stock price. The decrease in selling, general and administrative expenses in terms of dollars during 2002 was due primarily to reductions in labor costs and general expenses in response to cost containment measures that began in the second quarter of 2001. Bad debt expense decreased by $250,000 as a result of a significant improvement in accounts receivable management during 2002. Also, telecommunication costs decreased as a result of more favorable rates with carriers.

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

Impairment on Investment

               In 1999, we entered into an agreement with idealab! and Find.com, Inc. whereby we assigned the domain name “find.com” and licensed the use of certain rights to the trademarks “find.com” and “find” to Find.com, Inc. idealab! and Find.com, Inc. are not otherwise related to FIND. Under terms of the agreement, we received cash and non-marketable preferred shares in idealab!, and was entitled to certain future royalties. The preferred shares received were valued at $500,000, and carried various rights including the ability to convert them into common shares of Find.com, Inc., and a put option to resell the shares to idealab! The put option became exercisable in December 2002. Under the terms of the put option, idealab! could either repurchase the preferred shares for $1,500,000 in cash, or elect to return the find.com domain name to us. In the latter case, we would retain the preferred shares.

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

Operating (Loss) Income

Our operating results decreased by $485,000 from a loss of $1,198,000 in 2001 to a loss of $1,683,000 in 2002. This is primarily the result of increased stock compensation expense.

Income Taxes

The $264,000 income tax benefit for the year ended December 31, 2002 represents 12% of pre-tax loss. In 2002, a valuation allowance was provided for certain state and local carryforward net operating losses, as we determined that it was a reasonable possibility that such assets would not be realized during the carryforward period. The income tax benefit was lower than the statutory rate due primarily to the recording of a valuation allowance, and expenses, such as certain stock compensation expense, meals and entertainment and key-man life insurance premiums, which are not deductible for tax purposes.

The $400,000 income tax benefit for the year ended December 31, 2001 represents 28.7% of pre-tax loss. The income tax benefit was lower than the statutory rate due primarily to expenses, such as certain stock compensation expense, meals and entertainment expense and non-deductible goodwill, which are not deductible for tax purposes.

Segment Reporting

We operated in four segments in 2003, but operated in two segments during 2002 and 2001. The increase in the number of segments is due to the acquisitions of Guideline and Teltech.

Segment data, which is useful in understanding results, is as follows:

	Years Ended December 31,
		(in thousands)
	2003[1,3]	2002[1]	2001[1]
Revenues
QCS	$18,391	$18,624	$19,414
SCRG	1,415	2,204	2,801
Quantitative Market Research	7,669	--	--
Teltech	4,094	--	--
Total revenues	$31,569	$20,828	$22,215
Operating income (loss)
QCS	$2,281	$3,986	$4,413
SCRG	(526)	(169)	(319)
Quantitative Market Research	828	--	--
Teltech	408	--	--
Segment operating income	2,991	3,817	4,094
Corporate and other [2]	(3,160)	(5,500)	(5,292)
Operating income (loss)	$(169)	$(1,683)	$(1,198)
Depreciation and amortization
QCS	$762	$460	$539
SCRG	120	59	66
Quantitative Market Research	41	--	--
Teltech	47	--	--
Total segment depreciation and amortization	970	519	605
Corporate and other	173	420	482
Total depreciation and amortization	$1,143	$939	$1,087
Total Assets
QCS	$2,990	$3,161
SCRG	372	467
Quantitative Market Research	3,071	--
Teltech	2,377	--
Total segment assets	8,810	3,628
Corporate and other	14,158	5,786
Total assets	$22,968	$9,414
Capital Expenditures
QCS	$133	$134	$119
SCRG	5	3	5
Quantitative Market Research	--	--	--
Teltech	--	--	--
Total segment capital expenditures	138	137	124
Corporate and other	319	320	180
Total capital expenditures	$457	$457	$304

[1] The financial statements for fiscal years 2001 through 2003 have been restated as discussed in Note 17 to the consolidated financial statements contained in Item 8.

[2] Represents the effect of direct costs and selling, general and administrative expenses not attributable to a single segment.

[3] Results include the operations of Guideline as of April 1 and Teltech as of July 1.

In 2003, we changed our internal overhead allocation methodology, including depreciation and amortization, which resulted in greater amounts of corporate overhead being allocated to our business segments in order to better gauge each segments contribution to our profitability. Also, the acquisitions of Guideline and Teltech triggered a reapportionment of corporate overhead allocations to business segments. Had this methodology been in place during 2002 and 2001, segment operating (loss) income and depreciation and amortization would have been, on a pro forma basis, as follows:

	Years Ended December 31,
	(in thousands)
	2003 actual[1]	2002 pro forma	2001 pro forma
Operating (loss) income
QCS	$2,281	$1,386	$1,570
SCRG	(526)	(428)	(625)
Quantitative Market Research	828	--	--
Teltech	408	--	--
Segment operating income	2,991	958	945
Corporate and other	(3,160)	(2,641)	(2,143)
Operating loss	$(169)	$(1,683)	$(1,198)
Depreciation and amortization
QCS	$762	$647	$750
SCRG	120	85	98
Quantitative Market Research	41	--	--
Teltech	47	--	--
Total segment depreciation and amortization	970	732	848
Corporate and other	173	207	239
Total depreciation and amortization	$1,143	$939	$1,087

[1] The financial statements for the fiscal year 2003 have been restated as discussed in Note 17 to the consolidated financial statements contained in Item 8.

Quarterly Financial Data

The following table sets forth selected quarterly data for the years ended December 31, 2003 and 2002 (in thousands, except per share data). The operating results are not indicative of results for any future period.

Quarter ended	Revenues	Operating income (loss)	Income (loss) before provision (benefit) for income taxes	Net income (loss) attributable to common shareholders	Income (loss) per share: basic and diluted[2]
March 31, 2003[1]	$5,102	$127	$187	$176	$0.02
June 30, 2003[1]	7,063	(865)	(1,050)	(1,160)	(0.11)
September 30, 2003[1]	9,168	578	372	2	0.00
December 31, 2003[1]	10,236	(9)	(246)	(262)	(0.02)

March 31, 2002[1]	$5,044	$(923)	$(923)	$(739)	$(0.07)
June 30, 2002[1]	5,226	(269)	(237)	(233)	(0.02)
September 30, 2002[1]	5,209	79	45	37	0.00
December 31, 2002[1]	5,349	(570)	(1,024)	(940)	(0.09)

[1] The financial statements for all calendar quarters in 2003 and 2002 have been restated as discussed in Note 17 to the consolidated financial statements contained in Item 8.

[2] Quarterly data is rounded and totals may or may not equal year end basic and diluted earnings per share

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

Financial Condition, Liquidity and Capital Resources

                Historically, our primary sources of liquidity and capital resources have been cash flow from retainer accounts (including prepaid retainer fees from clients) and borrowings. Cash balances were $821,000 and $968,000 at December 31, 2003 and 2002, respectively. Our working capital position (current assets, less current liabilities) at December 31, 2003 was $(2,066,000) as compared to $(43,000) at December 31, 2002. Included in current liabilities is unearned retainer income of $3,612,000 and $1,476,000 as of December 31, 2003 and 2002, respectively. Such amounts reflect amounts billed, but not yet earned.

Cash provided by (used in) operating activities was $835,000, $(627,000) and $299,000 in the years ended December 31, 2003, 2002 and 2001, respectively.

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

Cash provided by (used in) financing activities was $6,445,000, $(37,000) and $918,000 in the years ended December 31, 2003, 2002 and 2001, respectively. In 2003, the most significant items were: the net proceeds obtained from the borrowings under notes payable of $2,688,000, related to the acquisitions of Guideline and Teltech, offset by repayments of $435,000; the issuance of preferred stock for $693,000; the issuance of warrants for $1,507,000; the proceeds from the issuance of common stock of $1,663,000; and, the proceeds from exercise of stock options of $329,000. In 2002, the most significant items were: the proceeds obtained from the borrowings under notes payable to JP Morgan Chase Bank of $3,230,000, offset by repayments of former Senior Subordinated Notes under debt agreements with previous investors of $3,243,000. In 2001, the most significant item was the net proceeds obtained from the issuance of shares of common stock for $1,443,000.

               As of December 31, 2003, there was $1,200,000 outstanding on a term note with JP Morgan Chase Bank (the “Term Note”), of which $400,000 is classified as current. The Term Note bears interest at prime plus 1.25% (5.25% at December 31, 2003), and is payable in quarterly installments through December 31, 2006. Interest expense related to the Term Note amounted to $79,000 for the year ended December 31, 2003. The Term Note contains certain restrictions on the conduct of our business, including, among other things, restrictions, generally, on incurring debt, making investments, creating or suffering liens, tangible net worth, current ratio, cash flow coverage, or completing mergers.

We maintain a $1,000,000 line of credit with JP Morgan Chase Bank (the “Line of Credit”). The Line of Credit bears interest at prime plus 0.50% (4.50% at December 31, 2003). As of December 31, 2003, $676,000 remains outstanding. The Line of Credit contains certain restrictions on the conduct of our business, including, among other things, restrictions, generally, on incurring debt, and creating or suffering liens.

The Term Note and the Line of Credit are secured by a general security interest in substantially all of the Company’s assets.

On April 1, 2003, we amended and restated the Term Note and the Line of Credit with JP Morgan Chase Bank. These amended and restated agreements had the effect of reducing the Term Note principal amount from $2,000,000 to $1,500,000, and accelerating the final repayment date of the Term Note from December 31, 2006 to December 31, 2005. As a result, we will have a $500,000 balloon payment due at December 31, 2005 instead of making payments of $100,000 each quarter in 2006. In addition, JP Morgan Chase Bank consented to our acquisition of Guideline and the related financing transactions with Petra Mezzanine Fund L.P. (“Petra”), and amended various financial covenants of both the Term Note and the Line of Credit as follows:

1)	The previous debt to consolidated tangible net worth covenant of 2.00 was replaced with a senior debt to consolidated tangible net worth plus subordinated debt covenant of 0.75; and

2)	The previous consolidated tangible net worth covenant of $3,500,000 was replaced with a consolidated tangible net worth plus subordinated debt covenant of $3,300,000.

In connection with the above, on April 1, 2003, the Company and JPMorgan Chase Bank entered into amendment No. 1 to their existing security agreement (the “Security Agreement Amendment”). Also on April 1, 2003, Guideline together with its subsidiaries executed and delivered in favor of JPMorgan Chase Bank: (i) a security agreement (the “Subsidiary Security Agreement”), granting a lien and security interest on substantially all of our assets; and (ii) a guaranty agreement (the “Guaranty Agreement”), guaranteeing our payment and performance obligations under the Term Note and the Line of Credit.

On November 13, 2003, we obtained an amendment and waiver to the Term Note (“Amendment No. 2”) from JPMorgan Chase. Amendment No. 2 amended the debt covenant regarding tangible net worth plus subordinated debt of both the Term Note and Line of Credit by replacing the previous consolidated tangible net worth plus subordinated debt covenant of $3,300,000 with a consolidated tangible net worth plus subordinated debt covenant of $2,300,000.

On August 18, 2003, the Term Note was amended to change the definition of consolidated current liabilities for purposes of calculating the ratio of current assets to current liabilities under the Term Note, to exclude unearned retainer income from the calculation.

We are in compliance with all of our loan agreements, as amended, with JP Morgan Chase as of December 31, 2003.

On April 1, 2003, we issued a Promissory Note (the “Note”) to Petra with a face value of $3,000,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Guideline. Quarterly principal payments of $250,000 are due beginning March 31, 2006 and matures on April 1, 2008. The Note was recorded at its initial relative fair value of $1,868,000. The difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities of the Note, and the resulting effective interest rate is approximately 25%. Related interest expense was $484,000 for the year ended December 31, 2003, of which $164,000 related to the non-cash accretion of the carrying value of the Note for the year ended December 31, 2003. We have the right to pre pay the Note at any time without premium or penalty. The Note is secured by a security interest in substantially all assets of the Company, and is subject to covenants relating to the conduct of our business including financial covenants related to a defined fixed charge coverage and a defined funded indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio. We were in compliance with this loan agreement as of December 31, 2003.

On July 1, 2003, we issued a Second Promissory Note (the “Second Note”) also to Petra with a face value of $500,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Teltech, a former business unit of Sopheon Corporation (“Teltech”). Quarterly principal payments of $42,000 are due beginning March 31, 2006 and matures on April 1, 2008. The Second Note was recorded at its initial relative fair value of $320,000. The difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities of the Second Note, and the resulting effective interest rate is approximately 25%. Related interest expense was $52,000 for the year ended December 31, 2003, of which $18,000 related to the non-cash accretion of the carrying value of the Note for the year ended December 31, 2003. We have the right to prepay the Second Note at any time without premium or penalty. The Second Note is secured by a security interest in substantially all assets of the Company, and is subject to covenants relating to the conduct of our business including financial covenants related to a defined fixed charge coverage and a defined funded indebtedness to EBITDA ratio. We were in compliance with this loan agreement as of December 31, 2003.

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

	As of December 31, 2003 (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Notes payable	$5,376	$1,076	$1,967	$2,333	$--
Long term lease commitments	9,363	1,108	2,060	1,778	4,417
Deferred compensation and other	428	55	70	51	252
	$15,167	$2,239	$4,097	$4,162	$4,669

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

Revenue Recognition

Approximately 60% of the Company’s 2003 revenues were derived from subscription contracts with customers, including all of the revenues of the QCS business segment and approximately 40% of the revenues of the Teltech business segment. The remaining 40% of the Company’s 2003 revenues consisted of quantitative market research projects, in-depth consulting projects and outsourced information services.

The Company’s subscription services are provided under two different types of subscription contracts - retainer contracts and deposit contracts. Retainer contracts, which are used primarily by QCS, charge customers fixed monthly subscription fees to access QCS services, and revenues are recognized ratably over the term of each subscription. Retainer fees are required to be paid in advance by customers on either a monthly, quarterly or annual basis, and all billed amounts relating to future periods are recorded as an unearned retainer income liability on the Company’s balance sheet. In the case of deposit contracts, which are used primarily by Teltech, a customer pays a fixed annual fee, which entitles it to access any of the Company’s service offerings throughout the contract period, up to the total amount of the annual deposit fee. Since deposit account customers can “spend” their contract fee at any time within the annual contract period, deposit account revenues are only recognized within the contract period as services are actually provided to customers, with any unused deposit amounts recognized as revenue in the final month of the contract. As with retainer fees, deposit contract fees are required to be paid in advance, primarily annually, and any billed amounts relating to future periods are recorded as unearned retainer income, a current liability on the Company’s balance sheet.

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

Non-Marketable Equity Securities

The preferred share securities in idealab! is an investment in a start-up enterprise. As of December 31, 2003, the carrying value of these preferred share securities is $185,000. It is reasonably possible in the near term that our estimate of the net realizable value of the preferred shares will be less than the carrying value of the preferred shares. These securities are accounted for under the lower of cost or market method.

New Accounting Pronouncements

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity.

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

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. SFAS No. 149 is effective on a prospective basis for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have an impact on the Company’s Consolidated Financial Statements.

Other Commitments and Contingencies

Within thirty days from the first anniversary date of the acquisition of Guideline, a potential deferred consideration amount (the “One Year Deferred Consideration”) of $1 million contingent upon Guideline achieving adjusted EBITDA (as defined in the purchase agreement) for the twelve-month period following the acquisition (“One Year Adjusted EBITDA”) of at least $1.2 million would be due. If One Year Adjusted EBITDA is less than $1.2 million, but greater than $841,000, the One Year Deferred Consideration would be between $0 and $1.0 million based on a specific formula set forth in the purchase agreement. Each of the Sellers may separately elect to have up to fifty percent (50%) of the amount of any One Year Deferred Consideration payable to such Seller in an amount of duly authorized and non-assessable unregistered shares of Company common stock;

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

Acquisitions

Guideline

On April 1, 2003, we purchased all of the issued and outstanding stock of Guideline. Guideline is a provider of quantitative custom market research. Guideline’s ability to provide high-level analytic survey research was a strategic fit with our efforts to address our clients’ critical business needs. The integration of Guideline’s services allowed us to address the requirements of our many marketing and market research clients. The addition of Guideline will also make us one of the first fully comprehensive research and advisory firms to offer an inclusive suite of both primary and secondary specialized business intelligence, strategic research and consulting services.

The consideration for this acquisition consisted of the following:

•	Approximately $3,895,000 paid in cash, net of cash acquired (includes $431,000 of paid transaction costs as of December 31, 2003);

•	571,237 common shares (295,043 of the common shares were placed in escrow to secure the indemnification obligations of the sellers);

•	Within thirty days from the first anniversary date of the acquisition, a potential deferred consideration amount (the “One Year Deferred Consideration”) of $1 million contingent upon Guideline achieving adjusted EBITDA (as defined in the purchase agreement) for the twelve-month period following the acquisition (“One Year Adjusted EBITDA”) of at least $1.2 million. If One Year Adjusted EBITDA is less than $1.2 million, but greater than $841,000, the One Year Deferred Consideration would be between $0 and $1.0 million based on a specific formula set forth in the purchase agreement. Each of the Sellers may separately elect to have up to fifty percent (50%) of the amount of any One Year Deferred Consideration payable to such Seller in an amount of duly authorized and non-assessable unregistered shares of Company common stock;

•	Within thirty days from the second anniversary date of the acquisition, a potential deferred consideration amount (the “Two Year Deferred Consideration”) of $1.845 million contingent upon Guideline achieving adjusted EBITDA (as defined in the purchase agreement) for the 24-month period following the acquisition (“Two Year Adjusted EBITDA”) of $2.65 million plus 25% of the amount by which Two Year Adjusted EBITDA exceeds $2.65 million. If Two Year Adjusted EBITDA is less than $2.65 million, but greater than $2.2 million, the Two Year Deferred Consideration would be between $0 and $1.845 million based on a specific formula set forth in the purchase agreement.

The 571,237 shares issued to the former owners of Guideline may be put back to the Company during a 120-day period beginning April 5, 2005. Such shares are classified in the balance sheet as redeemable common stock. If the shares are put back to the Company, the cash to be paid by the Company will be the greater of (i) $727,000, which was the defined initial redemption value of the shares at the acquisition date of Guideline, or (ii) a defined average trading price of the Company’s common shares immediately prior to the exercise of the put. However, in the latter case, the cash to be paid by the Company upon exercise of the put is limited to 150% of the initial redemption value of the shares, or $1,090,000. The redeemable common shares were recorded at their fair value of $760,000 when issued. If the fair value o f the shares at a balance sheet date is in the range between the initial redemption value of the shares and 150% of the original amount, the redemption value of such shares is accreted or decremented as a charge or credit, respectively, to “Capital in excess of par value” using the defined redemption value of the shares at each balance sheet date. For the year ended December 31, 2003, the Company recorded accretion on redeemable common stock of $250,000, resulting in redeemable common stock of $977,000 at December 31, 2003.

Simultaneously with the acquisition, Guideline entered into new employment agreements with each of the sellers, as well as three other senior executives of Guideline.

This acquisition was financed at closing with the combination of the Company’s cash resources, the assumption of certain liabilities of Guideline and by the receipt of cash of $3,303,000 (net of financing costs of $197,000) consisting of (a) a promissory note with a $3,000,000 face value; (b) the issuance of 333,333 shares of convertible, redeemable, Series A preferred stock (“Preferred Stock”); and (c) the issuance of a warrant to purchase 675,000 common shares.

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

In connection with this loan agreement and the Preferred Stock Purchase Agreement, the Company issued a warrant to purchase 675,000 shares of the Company’s common stock, at an exercise price of $.01 per share, subject to adjustment for reorganization or distribution of common stock, or the issuance of convertible or option securities (the “Warrant”). This Warrant was recorded at its estimated fair value of $742,000 using the relative fair value method. The Warrant is immediately exercisable, and, for a four-year period commencing in 2009, the holder has the right to cause the Company to use commercially reasonable efforts to complete a private placement to sell the shares of the Company’s common stock issuable upon exercise of the Warrant (the “Warrant Shares”) to one or more third parties at a price equal to the market value of the Warrant Shares based on the closing bid price of the Company’s common shares as of the date the holder so notifies the Company that it is exercising its put right.

We also entered into an investor rights agreement (the “Investor Rights Agreement”) dated April 1, 2003 among Petra Mezzanine Fund, L.P. (“Petra”), David Walke, the Company’s CEO, and Martin Franklin, Chairman of the Board of the Company, pursuant to which, among other things, Petra was granted certain rights with respect to the Company’s Common Stock issuable upon conversion of the Preferred Stock and Warrant. The Investor Rights Agreement also provides Petra with certain registration, demand, piggyback and co-sale rights.

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

The consideration for this acquisition consisted of the following:

•	Approximately $3,075,000 paid in cash (including $17,000 of transaction costs). As of December 31, 2003, of the $163,000 in transaction costs, approximately $146,000 of transaction costs remains accrued.

•	32,700 unregistered shares of the Company’s Common Stock, valued at $50,000. These shares were placed in escrow to secure the indemnification obligations of the Sellers set forth in the purchase agreement through June 25, 2004, pursuant to an escrow agreement among Sopheon, the Company, Ttech and Kane Kessler, P.C. (the “Escrow Agreement”).

•	Contingent consideration of up to a maximum of $400,000 may become payable by the Company to Sopheon in the first half of 2004 if certain customer subscription renewal goals, as defined in the purchase agreement, are attained.

The acquisition was funded at closing as follows:

•	The Company’s available cash resources

•	A private placement whereby the Company raised $2,376,000 through the issuance of 1,616,685 shares of its common stock and warrants to purchase 808,293 shares of its common stock (the “Private Placement Warrants”). The Private Placement Warrants are immediately exercisable for a period of three years up to and including the close of business on July 11, 2006, after which, the Private Placement Warrants expire. The Private Placement Warrants have an exercise price of $1.47 per share, subject to adjustment for certain defined events to avoid dilution.

•	The receipt of $416,000 of cash (net of financing costs) from the issuance of a $500,000 promissory note with a relative fair value of $320,000 and a warrant to purchase 70,000 shares of the Company’s common stock with a relative fair value of $96,000.

The Company is in the process of finalizing its valuation of the assets and liabilities it has acquired and assumed for its allocation of the purchase price of the Teltech transaction. The Company expects to finalize its valuation no later than the second quarter of 2004. The Company’s preliminary allocation of the purchase price of the Guideline and Teltech acquisitions is subject to refinement based on the final determination of fair values.

The following table sets forth the components of the purchase price for both the Guideline and Teltech acquisitions:

	Guideline	Teltech	Total
Cash paid (including transaction costs)	$3,895,000	$3,075,000	$6,970,000
Accrued transaction costs	--	146,000	146,000
Common stock issued to sellers	760,000	50,000	810,000
Total purchase consideration	$4,655,000	$3,271,000	$7,926,000

The following table provides the preliminary estimated fair value of the acquired assets and assumed liabilities:

	Guideline	Teltech	Total
Current assets	$1,786,000	$1,235,000	$3,021,000
Property and equipment	102,000	287,000	389,000
Other assets	267,000	--	267,000
Liabilities assumed, current	(2,236,000)	(3,358,000)	(5,594,000)
Liabilities assumed, non-current	(67,000)	--	(67,000)
Fair value of net liabilities assumed	(148,000)	(1,836,000)	(1,984,000)
Preliminary goodwill	4,234,000	4,456,000	8,690,000
Amortizable intangible assets	421,000	527,000	948,000
Indefinite-lived intangible assets	148,000	124,000	272,000
Total purchase consideration	$4,655,000	$3,271,000	$7,926,000

In accordance with the provisions of SFAS No. 142 “Goodwill and other Intangible Assets”, we will not amortize goodwill and other intangible assets with indefinite lives recorded in connection with the acquisitions of Guideline and Teltech. We will perform an annual impairment test of goodwill and other intangible assets, once finalized, but have not yet determined what effect these tests will have on the results of operations or the financial position of the Company in future periods.

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

Pro Forma Results of Operations (Unaudited)

	Twelve months ended December 31,
	2003	2002
Total pro forma revenue	$37,200,000	$37,975,000
Pro forma net loss	$(1,018,000)	$(1,090,000)
Pro forma loss per share attributable to common shareholders: Basic and diluted	$(0.08)	$(0.11)

On a pro forma basis, revenues are recorded primarily based on usage, resulting in lower recognized revenue in 2003 than in 2002. On a pro forma basis, content costs and various indirect costs were further streamlined, resulting in greater cost synergies in 2003 than in 2002.

Forward-Looking Statements

In this report, and from time to time, we may make or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. Such statements are necessarily estimates reflecting management’s best judgment based on current information. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are usually identified by the use of words or phrases such as “believes,” “anticipates,” “expects,” “estimates,” “planned,” “outlook,” and “goal.” Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. In order to comply with th e terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in forward-looking statements. While it is impossible to identify all such factors, the risks and uncertainties that may affect the operations, performance and results of our business include the following:

Factors That Could Affect Our Future Results

We are dependent on client renewals of our retainer-based services.

We derived approximately 60% of our total revenues in 2003 from QCS, our subscription-based retainer business. In the year ended December 31, 2003, QCS experienced a 14.8% decrease in retainer clients, and a 12.0% decrease in holders of it’s the QCS membership card. We may not be successful in maintaining retainer renewal rates or the size of its retainer client base. Also, our ability to renew retainer accounts is subject to a number of risks, including the following:

•	We may be unsuccessful in delivering consistent, high quality and timely analysis and advice to our clients.
•	We may not be able to hire and retain a large and growing number of highly talented professionals in a very competitive job market.
•	We may be unsuccessful in understanding and anticipating market trends and the changing needs of our clients.
•	We may not be able to deliver products and services of the quality and timeliness to withstand competition.

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

We derived approximately 5% of our revenues during the year ended December 31, 2003, from SCRG and approximately 24% of our revenues during the year ended December 31, 2003, from Quantitative Market Research. We currently anticipate growth in revenues from SCRG and Quantitative Market Research as projected demand increases for projects of longer duration and complexity. SCRG and Quantitative Market Research engagements vary in number, size and scope and typically are project based and non-recurring. Our ability to replace completed SCRG and Quantitative Market Research engagements with new engagements is subject to a number of risks, including the following:

•	We may be unsuccessful in delivering consistent, high quality and timely consulting services to our clients.
•	We may not be able to hire and retain a large and growing number of highly talented professionals in a very competitive job market.
•	We may be unsuccessful in understanding and anticipating market trends and the changing needs of our clients.
•	We may not be able to deliver consulting services of the quality and timeliness to withstand competition.

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

Our operating results vary from quarter to quarter. We expect future operating results to fluctuate due to several factors, many of which are out of our control:

•	The disproportionately large portion of our QCS retainers that expire in the fourth quarter of each year.
•	The level and timing of renewals of retainers and subscriptions of our QCS and Teltech services.
•	The mix of QCS and Teltech revenue versus SCRG and Quantitative Market Research revenue.
•	The number, size and scope of SCRG and Quantitative Market Research engagements in which we are engaged, the degree of completion of such engagements, and our ability to complete such engagements.
•	The timing and amount of new business generated by us.
•	The timing of the development, introduction, and marketing of new products and services and modes of delivery.
•	The timing of hiring consultants and corporate sales personnel.
•	Consultant utilization rates and specifically, the accuracy of estimates of resources required to complete ongoing SCRG and Quantitative Market Research engagements.
•	Changes in the spending patterns of our clients.
•	Our accounts receivable collection experience.
•	Competitive conditions in the industry.

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

Our success depends in part upon our ability to anticipate rapidly changing market trends and to adapt our products and services to meet the changing needs of our clients. Frequent and often dramatic changes, including the following, characterize our industry:

•	Introduction of new products and obsolescence of others.
•	Changing client demands concerning the marketing and delivery of our products and services.

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

The market prices of our common stock have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Please see the table contained in Item 5 “Market for Registrant’s Common Equity and Related Stockholder Matters” of Part II of this Report which sets forth the range of high and low bids of our common stock for the calendar quarters indicated.

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

We have significant indebtedness with a face value of approximately $5.3 million, comprised of approximately $1.2 million of senior debt and $3.5 million of subordinated debt. Additionally, we have approximately $320,000 of availability remaining under a $1.0 million senior line of credit which would create additional indebtedness if drawn down upon. The affirmative, negative and financial covenants of these debt facilities could limit our future financial flexibility. The associated debt service costs and principal repayment could impair future cash flow and operating results. We have potential deferred consideration amounts that may become payable to Guideline up to $1,000,000 and $1,845,000 on the first and second anniversaries, respectively, of the acquisition. We also have contingent consideration of up to a maximum of $400,000 that may become payable to Sopheon, the seller of Teltech, in the first quarter of 2004. Our outstanding debt and potential deferred consideration amounts related to the acquisitions of Guideline and Teltech may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue future business opportunities requiring substantial investments of additional capital.

Our Common Stock is subject to rules regarding “penny stocks” which may affect its liquidity.

In April 2001, due to our failure to comply with NASDAQ’s minimum bid price, our common stock was delisted from the NASDAQ and is now traded on the OTC Bulletin Board. Because the trading price of our common stock is currently below $5.00 per share, trading is subject to certain other rules of the Securities Exchange Act of 1934. Such rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a “penny stock.” “Penny stock” is defined as any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery of a disclosure schedule explaining the penny stock market and the risks associated with that market before entering into any penny stock transaction. Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. The rules also impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale. Finally, monthly statements are required to be sent disclosing recent price information for the penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock. This could severely limit the market liquidity of our common stock and your ability to sell the common stock

Item 8. Financial Statements and Supplementary Data

The financial statements are submitted in a separate section of this report on pages F-1 through F-35.

Item 9A. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company has considered matters relating to its restatement of previously issued financial statements for the period covered by this report, and our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

During the quarter ended June 30, 2003, we integrated the internal controls of Guideline as a result of its acquisition by the Company on April 1, 2003. Our management, including the Chief Executive Officer and Chief Financial Officer, also concluded that Guideline’s controls and procedures were effective.

During the quarter ended September 30, 2003, we integrated the internal controls of Teltech as a result of its acquisition by the Company on July 1, 2003. Our management, including the Chief Executive Officer and Chief Financial Officer, also concluded that Teltech’s controls and procedures were effective.

Except as mentioned above, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

(1) Financial Statements:

Location In 10-K/A

Index to Consolidated Financial Statements and Schedule	F-1

Report of Independent Registered Public Accounting Firm	F-2

Consolidated balance sheets - December 31, 2003 and 2002 (as restated)	F-3

Consolidated statements of operations - Years ended December 31, 2003, 2002 and 2001 (as restated)	F-4

Consolidated statements of changes in shareholders’ equity - Years ended December 31, 2003, 2002 and 2001 (as restated)	F-5

Consolidated statements of cash flows - Years ended December 31, 2003, 2002 and 2001 (as restated)	F-6

Notes to consolidated financial statements	F-7

(2) Financial Statement Schedule:

Independent Auditors’ Report on Supplemental Schedule	F-34

Valuation and Qualifying Accounts on Schedule II	F-35

(b) Reports on Form 8-K

In a Form 8-K filed on November 17, 2003, the Company filed a press release announcing its third quarter 2003 earnings.

(c) Exhibits:

Exhibit Number	Description of Exhibit

3.1
Certificate of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form S-18 (Reg. No. 33-8634-NY) which became effective with the Securities and Exchange Commission on October 31, 1986)

3.2
Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form S-18 (Reg. No. 33-8634-NY) which became effective with the Securities and Exchange Commission on October 31, 1986)

31

3.3
Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form S-18 (Reg. No. 33-8634-NY) which became effective with the Securities and Exchange Commission on October 31, 1986)

3.4	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s Definitive Proxy Statement, filed on May 2, 1995)
3.5	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s Definitive Proxy Statement, filed on May 13, 1998)
3.6	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s Definitive Proxy Statement, filed on May 27, 1998)
3.7	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s Definitive Proxy Statement, filed on May 10, 2002)
3.8	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003).
3.9	By-laws of the Company (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 1987)
3.10	Amendment to the By-laws of the Company (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2002)
4.1
Specimen of the Company’s Common Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form S-18 (Reg. No. 33-8634-NY) which became effective with the Securities and Exchange Commission on October 31, 1986)

10.1
License Agreement, dated October 11, 1971, between the Company and SVP International (incorporated by reference to the Company’s Registration Statement on Form S-18 (Reg. No. 33-8634-NY) which became effective with the Securities and Exchange Commission on October 31, 1986)

10.2
Amendment to License Agreement, dated March 23, 1981, between the Company and SVP International (incorporated by reference to the Company’s Registration Statement on Form S-18 (Reg. No. 33-8634-NY) which became effective with the Securities and Exchange Commission on October 31, 1986)

10.3	Amendment to License Agreement, dated November 21, 2001, between the Company and SVP International (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2002)
10.4
Lease, dated March 15, 1995, between Urbicum Associates, L.P. and the Company, related to premises on 4th floor at 641 Avenue of the Americas, New York, NY (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 1994)

10.5
Lease, dated December 15, 1986, between Chelsea Green Associates and the Company, related to premises at 625 Avenue of the Americas, New York, NY (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 1992)

#10.6	The Company’s 401(k) and Profit Sharing Plan (incorporated by reference to the Company’s Form S-8, filed on March 29, 1996)
#10.7	The Company’s 1996 Stock Option Plan (incorporated by reference to the Company’s Definitive Proxy Statement, filed on May 10, 2002)
10.8
Collaboration Agreement, dated as of December 19, 1999, by and among Bill Gross’ idealab!, the Company, and find.com, Inc. (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 1999)

10.9	$2,000,000 Term Note, dated February 20, 2002, by the Company in favor of JPMorgan Chase Bank (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2001)
10.10
$1,000,000 Senior Grid Promissory Note, dated June 18, 2002, by the Company in favor of JPMorgan Chase Bank (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2002)

10.11	Stock Purchase Agreement, dated January 15, 1998, between SVP, S.A. and the Company (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 1999)
#10.12
Amended and restated Employment Agreement, dated November 21, 2001, between the Company and Andrew P. Garvin (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2001)

#10.13
Amendment No. 1 to Amended and Restated Employment Agreement, dated December 31, 2002, between the Company and Andrew P. Garvin (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2002)

#10.14	Employment Agreement, dated November 21, 2001, between the Company and David Walke (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2001)
#10.15	Employment Agreement, dated February 6, 2002, between the Company and Martin E. Franklin (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2001)
#10.16	Employment Agreement, dated May 13, 2002, between the Company and Peter M. Stone (incorporated by reference to the Company’s Form 10-Q filed for the quarter ended June 30, 2002)
#10.17	Employment Agreement, dated May 13, 2002, between the Company and Daniel S. Fitzgerald (incorporated by reference to the Company’s Form 10-Q filed for the quarter ended June 30, 2002)
10.18	Separation Agreement, dated December 31, 2003, between the Company and Andrew P. Garvin
10.19
Stock Purchase Agreement, dated as of April 1, 2003, by and among Jay L. Friedland, Robert La Terra, Guideline Research Corp. and the Company (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.20
Escrow Agreement, dated as of April 1, 2003, by and among Jay L. Friedland, Robert La Terra, Morris Whitcup, the Company, Inc. and Kane Kessler, P.C. (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.21	Employment Agreement, dated as of April 1, 2003, by and between Jay L. Friedland and Guideline Research Corp. (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003
10.22	Employment Agreement, dated as of April 1, 2003, by and between Robert La Terra and Guideline Research Corp. (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)
10.23	Stock Option Agreement, dated April 1, 2003, by and between the Company and Robert La Terra (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)
10.24	Promissory Note, dated as of April 1, 2003, made by the Company in favor of Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)
10.25	Loan Agreement, dated as of April 1, 2003, by and between Petra Mezzanine Fund, L.P. and the Company (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)
10.26	Security Agreement, dated as of April 1, 2003, made by the Company in favor of Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)
10.27
Trademark and Patent Security Agreement, dated as of April 1, 2003, made by the Company in favor of Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.28
Security Agreement, dated as of April 1, 2003, made by Guideline Research Corp., Tabline Data Services, Inc., Guideline/Chicago, Inc., Advanced Analytics, Inc. and Guideline Consulting Corp. in favor of Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.29
Guaranty Agreement, dated as of April 1, 2003, made by Guideline Research Corp., Tabline Data Services, Inc., Guideline/Chicago, Inc., Advanced Analytics, Inc. and Guideline Consulting Corp. in favor of Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.30
Series A Preferred Stock Purchase Agreement, dated as of April 1, 2003, by and between Petra Mezzanine Fund, L.P. and the Company (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.31	Stock Purchase Warrant issued as of April 1, 2003, by the Company to Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)
10.32
Investor Rights Agreement, dated as of April 1, 2003, by and among the Company, Petra Mezzanine Fund, L.P., Martin E. Franklin and David Walke (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.33	Amended and Restated Term Promissory Note, dated as of April 1, 2003, made by the Company in favor of JPMorgan Chase Bank (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

34

10.34
Amended and Restated Senior Grid Promissory Note, dated as of April 1, 2003, made by the Company in favor of JPMorgan Chase Bank (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.35	Amendment No. 1 to Security Agreement, dated as of April 1, 2003, made by the Company and JPMorgan Chase Bank (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)
10.36
Subordination Agreement, dated as of April 1, 2003, Petra Mezzanine Fund, L.P., the Company, Guideline Research Corp., Tabline Data Services, Inc., Guideline/Chicago, Inc., Advanced Analytics, Inc., Guideline Consulting Corp., and JPMorgan Chase Bank. (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.37
Subsidiary Security Agreement, dated as of April 1, 2003, made by Guideline Research Corp., Tabline Data Services, Inc., Guideline/Chicago, Inc., Advanced Analytics, Inc. and Guideline Consulting Corp. in favor of JPMorgan Chase Bank (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.38
Subsidiary Guaranty Agreement, dated as of April 1, 2003, made by Guideline Research Corp., Tabline Data Services, Inc., Guideline/Chicago, Inc., Advanced Analytics, Inc. and Guideline Consulting Corp. in favor of JPMorgan Chase Bank (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.39
Amended and Restated Asset Purchase Agreement, dated as of June 25, 2003, by and between TTech Acquisition Corp., the Company, Sopheon Corporation, and Sopheon PLC (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)

10.40
Escrow Agreement, dated as of July 1, 2003, by and between TTech Acquisition Corp., the Company, Sopheon Corporation, Sopheon PLC, and U.S. BANK NATIONAL ASSOCIATION (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)

10.41	Promissory Note, dated as of July 1, 2003, made by the Company in favor of Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)
10.42	Amended and Restated Loan Agreement, dated July 1, 2003, by and between Petra Mezzanine Fund, L.P. and the Company (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)
10.43	First Amendment to Security Agreement, dated July 1, 2003, by and between the Company and Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)
10.44
Amended and Restated Security Agreement, dated July 1, 2003, by and between Guideline Research Corp., Tabline Data Services, Inc., Guideline/Chicago, Inc., Advanced Analytics, Inc., Guideline Consulting Corp., and TTech Acquisition Corp. in favor of Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)

35

10.45
Amended and Restated Guaranty Agreement, dated July 1, 2003, by and between Guideline Research Corp., Tabline Data Services, Inc., Guideline/Chicago, Inc., Advanced Analytics, Inc., Guideline Consulting Corp., and TTech Acquisition Corp. in favor of Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)

10.46	Stock Purchase Warrant issued as of July 1, 2003, by the Company to Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)
10.47
Amendment No. 1 to Investor Rights Agreement, dated as of July 1, 2003, by and among the Company, Petra Mezzanine Fund, L.P., Martin E. Franklin and David Walke (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)

10.48
Amendment No. 1 to Amended And Restated Term Promissory Note, dated as of July 1, 2003, made by the Company in favor of JPMorgan Chase Bank (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)

10.49
Amendment No. 1 to Amended And Restated Senior Grid Promissory Note, dated as of July 1, 2003, made by the Company in favor of JPMorgan Chase Bank (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)

10.50
First Amendment to Subordination Agreement, dated July 1, 2003, by and among Petra Mezzanine Fund, L.P., the Company, Guideline Research Corp., Tabline Data Services, Inc., Guideline/Chicago, Inc., Advanced Analytics, Inc., Guideline Consulting Corp., and TTech Acquisition Corp., and JPMorgan Chase Bank (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)

10.51	Subsidiary Security Agreement, dated as of July 1, 2003, made by TTech Acquisition Corp. in favor of JPMorgan Chase Bank (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)
10.52	Subsidiary Guaranty Agreement, dated as of July 1, 2003, made by TTech Acquisition Corp. in favor of JPMorgan Chase Bank (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)
21.1	List of Subsidiaries (Incorporated by reference to the Company's 10-K for the year ended December 31, 2003, filed on March 26, 2004).
*23.1	Consent of Independent Registered Public Accounting Firm
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certifications Pursuant to 18 U. S. C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed herewith.
# This exhibit represents a management contract or a compensatory plan.

36

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIND/SVP, INC.
(Registrant)

By:	/s/ David Walke
David Walke,
Chief Executive Officer
November 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(1)	Principal Executive Officer:

	/s/ David Walke	Chief Executive Officer
	David Walke	November 10, 2004

(2)	Principal Financial Officer and Principal Accounting Officer:

	/s/ Peter M. Stone	Chief Financial Officer
	Peter M. Stone	November 10, 2004

(3)	Board of Directors:

	/s/ Andrew P. Garvin	Founder and Director
	Andrew P. Garvin	November 10, 2004

	/s/ Martin E. Franklin	Chairman of Board of Directors
	Martin E. Franklin	November 10, 2004

	/s/ Marc L. Reisch	Director
	Marc L. Reisch	November 10, 2004

	/s/ Denise L. Shapiro	Director
	Denise L. Shapiro	November 10, 2004

	/s/ Brian Ruder	Director
	Brian Ruder	November 10, 2004

	/s/ Warren Struhl	Director
	Warren Struhl	November 10, 2004

37

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1
Certificate of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form S-18 (Reg. No. 33-8634-NY) which became effective with the Securities and Exchange Commission on October 31, 1986)

3.2
Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form S-18 (Reg. No. 33-8634-NY) which became effective with the Securities and Exchange Commission on October 31, 1986)

3.3
Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form S-18 (Reg. No. 33-8634-NY) which became effective with the Securities and Exchange Commission on October 31, 1986)

3.4	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s Definitive Proxy Statement, filed on May 2, 1995)
3.5	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s Definitive Proxy Statement, filed on May 13, 1998)
3.6	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s Definitive Proxy Statement, filed on May 27, 1998)
3.7	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s Definitive Proxy Statement, filed on May 10, 2002)
3.8	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003).
3.9	By-laws of the Company (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 1987)
3.10	Amendment to the By-laws of the Company (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2002)
4.1
Specimen of the Company’s Common Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form S-18 (Reg. No. 33-8634-NY) which became effective with the Securities and Exchange Commission on October 31, 1986)

10.1
License Agreement, dated October 11, 1971, between the Company and SVP International (incorporated by reference to the Company’s Registration Statement on Form S-18 (Reg. No. 33-8634-NY) which became effective with the Securities and Exchange Commission on October 31, 1986)

10.2
Amendment to License Agreement, dated March 23, 1981, between the Company and SVP International (incorporated by reference to the Company’s Registration Statement on Form S-18 (Reg. No. 33-8634-NY) which became effective with the Securities and Exchange Commission on October 31, 1986)

E-1

10.3	Amendment to License Agreement, dated November 21, 2001, between the Company and SVP International (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2002)
10.4
Lease, dated March 15, 1995, between Urbicum Associates, L.P. and the Company, related to premises on 4th floor at 641 Avenue of the Americas, New York, NY (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 1994)

10.5
Lease, dated December 15, 1986, between Chelsea Green Associates and the Company, related to premises at 625 Avenue of the Americas, New York, NY (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 1992)

#10.6	The Company’s 401(k) and Profit Sharing Plan (incorporated by reference to the Company’s Form S-8, filed on March 29, 1996)
#10.7	The Company’s 1996 Stock Option Plan (incorporated by reference to the Company’s Definitive Proxy Statement, filed on May 10, 2002)
10.8
Collaboration Agreement, dated as of December 19, 1999, by and among Bill Gross’ idealab!, the Company, and find.com, Inc. (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 1999)

10.9	$2,000,000 Term Note, dated February 20, 2002, by the Company in favor of JPMorgan Chase Bank (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2001)
10.10
$1,000,000 Senior Grid Promissory Note, dated June 18, 2002, by the Company in favor of JPMorgan Chase Bank (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2002)

10.11	Stock Purchase Agreement, dated January 15, 1998, between SVP, S.A. and the Company (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 1999)
#10.12
Amended and restated Employment Agreement, dated November 21, 2001, between the Company and Andrew P. Garvin (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2001)

#10.13
Amendment No. 1 to Amended and Restated Employment Agreement, dated December 31, 2002, between the Company and Andrew P. Garvin (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2002)

#10.14	Employment Agreement, dated November 21, 2001, between the Company and David Walke (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2001)
#10.15	Employment Agreement, dated February 6, 2002, between the Company and Martin E. Franklin (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2001)
#10.16	Employment Agreement, dated May 13, 2002, between the Company and Peter M. Stone (incorporated by reference to the Company’s Form 10-Q filed for the quarter ended June 30, 2002)

E-2

#10.17	Employment Agreement, dated May 13, 2002, between the Company and Daniel S. Fitzgerald (incorporated by reference to the Company’s Form 10-Q filed for the quarter ended June 30, 2002)
10.18	Separation Agreement, dated December 31, 2003, between the Company and Andrew P. Garvin
10.19
Stock Purchase Agreement, dated as of April 1, 2003, by and among Jay L. Friedland, Robert La Terra, Guideline Research Corp. and the Company (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.20
Escrow Agreement, dated as of April 1, 2003, by and among Jay L. Friedland, Robert La Terra, Morris Whitcup, the Company, Inc. and Kane Kessler, P.C. (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.21	Employment Agreement, dated as of April 1, 2003, by and between Jay L. Friedland and Guideline Research Corp. (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003
10.22	Employment Agreement, dated as of April 1, 2003, by and between Robert La Terra and Guideline Research Corp. (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)
10.23	Stock Option Agreement, dated April 1, 2003, by and between the Company and Robert La Terra (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)
10.24	Promissory Note, dated as of April 1, 2003, made by the Company in favor of Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)
10.25	Loan Agreement, dated as of April 1, 2003, by and between Petra Mezzanine Fund, L.P. and the Company (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)
10.26	Security Agreement, dated as of April 1, 2003, made by the Company in favor of Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)
10.27
Trademark and Patent Security Agreement, dated as of April 1, 2003, made by the Company in favor of Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.28
Security Agreement, dated as of April 1, 2003, made by Guideline Research Corp., Tabline Data Services, Inc., Guideline/Chicago, Inc., Advanced Analytics, Inc. and Guideline Consulting Corp. in favor of Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.29
Guaranty Agreement, dated as of April 1, 2003, made by Guideline Research Corp., Tabline Data Services, Inc., Guideline/Chicago, Inc., Advanced Analytics, Inc. and Guideline Consulting Corp. in favor of Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

E-3

10.30
Series A Preferred Stock Purchase Agreement, dated as of April 1, 2003, by and between Petra Mezzanine Fund, L.P. and the Company (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.31	Stock Purchase Warrant issued as of April 1, 2003, by the Company to Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)
10.32
Investor Rights Agreement, dated as of April 1, 2003, by and among the Company, Petra Mezzanine Fund, L.P., Martin E. Franklin and David Walke (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.33	Amended and Restated Term Promissory Note, dated as of April 1, 2003, made by the Company in favor of JPMorgan Chase Bank (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)
10.34
Amended and Restated Senior Grid Promissory Note, dated as of April 1, 2003, made by the Company in favor of JPMorgan Chase Bank (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.35	Amendment No. 1 to Security Agreement, dated as of April 1, 2003, made by the Company and JPMorgan Chase Bank (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)
10.36
Subordination Agreement, dated as of April 1, 2003, Petra Mezzanine Fund, L.P., the Company, Guideline Research Corp., Tabline Data Services, Inc., Guideline/Chicago, Inc., Advanced Analytics, Inc., Guideline Consulting Corp., and JPMorgan Chase Bank. (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.37
Subsidiary Security Agreement, dated as of April 1, 2003, made by Guideline Research Corp., Tabline Data Services, Inc., Guideline/Chicago, Inc., Advanced Analytics, Inc. and Guideline Consulting Corp. in favor of JPMorgan Chase Bank (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.38
Subsidiary Guaranty Agreement, dated as of April 1, 2003, made by Guideline Research Corp., Tabline Data Services, Inc., Guideline/Chicago, Inc., Advanced Analytics, Inc. and Guideline Consulting Corp. in favor of JPMorgan Chase Bank (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.39
Amended and Restated Asset Purchase Agreement, dated as of June 25, 2003, by and between TTech Acquisition Corp., the Company, Sopheon Corporation, and Sopheon PLC (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)

10.40
Escrow Agreement, dated as of July 1, 2003, by and between TTech Acquisition Corp., the Company, Sopheon Corporation, Sopheon PLC, and U.S. BANK NATIONAL ASSOCIATION (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)

10.41	Promissory Note, dated as of July 1, 2003, made by the Company in favor of Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)

E-4

10.42	Amended and Restated Loan Agreement, dated July 1, 2003, by and between Petra Mezzanine Fund, L.P. and the Company (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)
10.43	First Amendment to Security Agreement, dated July 1, 2003, by and between the Company and Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)
10.44
Amended and Restated Security Agreement, dated July 1, 2003, by and between Guideline Research Corp., Tabline Data Services, Inc., Guideline/Chicago, Inc., Advanced Analytics, Inc., Guideline Consulting Corp., and TTech Acquisition Corp. in favor of Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)

10.45
Amended and Restated Guaranty Agreement, dated July 1, 2003, by and between Guideline Research Corp., Tabline Data Services, Inc., Guideline/Chicago, Inc., Advanced Analytics, Inc., Guideline Consulting Corp., and TTech Acquisition Corp. in favor of Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)

10.46	Stock Purchase Warrant issued as of July 1, 2003, by the Company to Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)
10.47
Amendment No. 1 to Investor Rights Agreement, dated as of July 1, 2003, by and among the Company, Petra Mezzanine Fund, L.P., Martin E. Franklin and David Walke (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)

10.48
Amendment No. 1 to Amended And Restated Term Promissory Note, dated as of July 1, 2003, made by the Company in favor of JPMorgan Chase Bank (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)

10.49
Amendment No. 1 to Amended And Restated Senior Grid Promissory Note, dated as of July 1, 2003, made by the Company in favor of JPMorgan Chase Bank (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)

10.50
First Amendment to Subordination Agreement, dated July 1, 2003, by and among Petra Mezzanine Fund, L.P., the Company, Guideline Research Corp., Tabline Data Services, Inc., Guideline/Chicago, Inc., Advanced Analytics, Inc., Guideline Consulting Corp., and TTech Acquisition Corp., and JPMorgan Chase Bank (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)

10.51	Subsidiary Security Agreement, dated as of July 1, 2003, made by TTech Acquisition Corp. in favor of JPMorgan Chase Bank (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)
10.52	Subsidiary Guaranty Agreement, dated as of July 1, 2003, made by TTech Acquisition Corp. in favor of JPMorgan Chase Bank (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)
21.1	List of Subsidiaries (Incorporated by reference to the Company's 10-K for the year ended December 31, 2003, filed on March 26, 2004).
*23.1	Consent of Independent Registered Public Accounting Firm
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certifications Pursuant to 18 U. S. C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.
# This exhibit represents a management contract or a compensatory plan.

E-5

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FIND/SVP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of FIND/SVP, Inc.

We have audited the accompanying consolidated balance sheets of FIND/SVP, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

As discussed in Note 17, the accompanying consolidated financial statements have been restated.

/s/ Deloitte & Touche LLP

New York, New York
March 25, 2004 (November 10, 2004 as to Notes 17 and 18)

  FIND/SVP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31
(in thousands, except share and per share data)

	2003	2002
	(As restated, see Note 17)
Assets
Current assets:
Cash and cash equivalents	$821	$968
Accounts receivable, less allowance for doubtful accounts of $271 and $150 in 2003 and 2002, respectively	6,190	1,953
Deferred tax assets	505	272
Prepaid expenses and other current assets	920	948

Total current assets	8,436	4,141

Equipment, software development and leasehold improvements, at cost, less accumulated depreciation and amortization	2,368	2,500
Goodwill, net	8,765	75
Intangibles, net	1,137	--
Deferred tax assets	961	1,250
Deferred rent	398	575
Cash surrender value of life insurance	214	418
Non-marketable equity securities	185	185
Other assets	504	270

	$22,968	$9,414

Liabilities and Shareholders’ Equity

Current liabilities:
Current maturities of notes payable	$1,076	$606
Trade accounts payable	2,609	353
Accrued expenses and other	3,205	1,749
Unearned retainer income	3,612	1,476

Total current liabilities	10,502	4,184

Notes payable	3,170	1,200
Deferred compensation and other liabilities	419	441

Total liabilities	14,091	5,825

Redeemable convertible preferred stock, $.0001 par value.

Authorized 2,000,000 shares; issued and outstanding 333,333 shares in 2003	530	--

Redeemable common stock, $.0001 par value. Issued and outstanding 571,237 shares in 2003	977	--

Commitments and contingencies (Note 7)
Shareholders’ equity:

Common stock, $.0001 par value. Authorized 100,000,000 shares; issued and outstanding 12,641,295 shares in 2003; issued and outstanding 10,214,102 shares in 2002	1	1
Capital in excess of par value	12,995	8,400
Deferred stock-based compensation	(53)	(186)
Loan receivable for stock purchase	(50)	(50)
Accumulated deficit	(5,523)	(4,576)

Total shareholders’ equity	7,370	3,589

	$22,968	$9,414
See accompanying notes to consolidated financial statements.

FIND/SVP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31
(in thousands, except share and per share data)
	2003	2002	2001
	(As restated, see Note 17)

Revenues	$31,569	$20,828	$22,215

Operating expenses:
Direct costs	17,243	10,153	10,980
Selling, general and administrative expenses	14,495	12,358	12,433

Total operating expenses	31,738	22,511	23,413

Operating loss	(169)	(1,683)	(1,198)
Interest income	2	15	49
Other income	117	--	--
Interest expense	(687)	(156)	(246)
Impairment on investment	--	(315)	--

Loss before provision (benefit) for income taxes	(737)	(2,139)	(1,395)
Provision (benefit) for income taxes	210	(264)	(400)

Net loss	(947)	(1,875)	(995)
Less: Preferred dividends	(30)	--	--
Less: Accretion on redeemable common shares	(250)	--	--

Net loss attributable to common shareholders	$(1,227)	$(1,875)	$(995)

Loss per common share – basic and diluted:	$(0.10)	$(0.18)	$(0.13)

Weighted average number of common shares outstanding:
Basic and diluted	11,765,619	10,138,703	7,879,744
See accompanying notes to consolidated financial statements.

FIND/SVP, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Years ended December 31
(in thousands, except share amounts)
	Common Stock Shares Amount		Capital in excess of par value	Loan Receivable for stock purchase	Accumulated deficit	Deferred stock-based compensation	Total shareholders’ equity
BALANCE AT JANUARY 1, 2001 (as restated, see Note 17)	7,605,943	$ 1	$ 5,697	$ --	$ (1,706)	$ --	$ 3,992
Net loss (as restated, See Note 17)	--	--	--	--	(995)	--	(995)
Deferred stock-based compensation	--	--	479	--	--	(479)	--
Stock-based compensation	--	--	50	--	--	--	50
Common stock issued	2,437,500	--	1,443	--	--	--	1,443
BALANCE AT DECEMBER 31, 2001	10,043,443	1	7,669	--	(2,701)	(479)	4,490
Net loss (as restated, See Note 17)	--	--	--	--	(1,875)	--	(1,875)
Exercise of stock options and warrants	108,159	--	49	--	--	--	49
Common stock issued	62,500	--	50	--	--	--	50
Loan receivable for stock purchase	--	--	--	(50)	--	--	(50)
Stock-based compensation	--	--	632	--	--	293	925
BALANCE AT DECEMBER 31, 2002	10,214,102	1	8,400	(50)	(4,576)	(186)	3,589
Net loss (as restated, See Note 17)	--	--	--	--	(947)	--	(947)
Exercise of stock options and warrants	742,809	--	329	--	--	--	329
Common stock issued in connection with the Teltech acquisition	1,649,384	--	1,713	--	--	--	1,713
Common stock issued to a vendor	35,000	--	44	--	--	--	44
Preferred stock issued	--	--	193	--	--	--	193
Warrants issued in connection with the Guideline acquisition	--	--	742	--	--	--	742
Warrants issued in connection with the Teltech acquisition	--	--	763	--	--	--	763
Stock-based compensation	--	--	1,091	--	--	133	1,224
Preferred stock dividends	--	--	(30)	--	--	--	(30)
Accretion on redeemable common stock	--	--	(250)	--	--	--	(250)
BALANCE AT DECEMBER 31, 2003 (as restated, see Note 17)	12,641,295	$ 1	$12,995	$ (50)	$ (5,523)	$ (53)	$ 7,370

See accompanying notes to consolidated financial statements

FIND/SVP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31
(in thousands)

	2003	2002	2001
	(As restated, see Note 17)
Cash flows from operating activities:
Net loss	$(947)	$(1,875)	$(995)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,143	939	1,087
Allowance for doubtful accounts	110	128	454
Unearned retainer income	(233)	(277)	(318)
Deferred income taxes	160	(264)	(398)
Compensation from option grants	1,224	925	50
Impairment on investment	--	315	--
Deferred compensation	(114)	61	57
Non-cash interest	224	--	--

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,625)	(666)	651
Decrease (increase) in prepaid expenses and other current assets	167	(120)	131
Decrease (increase) in rental asset	177	5	(206)
Decrease (increase) in cash surrender value of life insurance	408	329	(44)
(Increase) decrease in other assets	(394)	20	(76)
Increase (decrease) in accounts payable and accrued expenses	535	(147)	(94)

Net cash provided by (used in) operating activities	835	(627)	299

Cash flows from investing activities:
Purchase of Guideline, including related transaction costs paid	(3,895)	--	--
Purchase of Teltech, including related transaction costs paid	(3,075)	--	--
Capital expenditures	(457)	(457)	(304)
Repayment of notes receivable	--	138	137

Net cash used in investing activities	(7,427)	(319)	(167)

Cash flows from financing activities:
Principal borrowings under notes payable, net of closing costs	2,688	3,230	200
Principal payments under notes payable	(435)	(3,243)	(725)
Proceeds from exercise of stock options and warrants	329	49	--
Issuance of preferred stock	693	--	--
Issuance of warrant	1,507	--	--
Issuance of common stock	1,663	50	1,443
Receipt of note for issuance of common stock	--	(50)	--
Increase in deferred financing fees	--	(73)	--

Net cash provided (used in) by financing activities	6,445	(37)	918

Net (decrease) increase in cash and cash equivalents	(147)	(983)	1,050

Cash and cash equivalents at beginning of year	968	1,951	901

Cash and cash equivalents at end of year	$821	$968	$1,951

See accompanying notes to consolidated financial statements.

FIND/SVP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

(1)   ORGANIZATION AND NATURE OF OPERATIONS

FIND/SVP, Inc. and its wholly-owned subsidiaries (collectively, "FIND/SVP" or the "Company") provides a full range of custom research, consulting, quantitative market research and outsourced information services that address its customers’ critical business information needs. In many cases, the Company functions as its customers’ primary information and business intelligence resource on an outsourced basis, especially among the growing universe of companies that have downsized their internal research staffs and information resources. In other cases, the Company serves as a reliable supplemental resource to customers’ internal capabilities. In addition, with its acquisitions in 2003 of Guideline Research Corp. (“Guideline”) and Teltech, as well as its internal development of new service offerings, the Company also provides a range of specialized higher priced research and consulting services, such as quantitative custom market research and due diligence research services, that address a particular strategic business information need within specific markets such as R&D, Healthcare, Marketing and Private Equity/Money Management.

The Company is organized into four business segments: Quick Consulting Service (“QCS”), which is a subscription-based service that functions like an in-house corporate research center for its customers; Strategic Consulting and Research Group (“SCRG”), which provides in-depth custom research and competitive intelligence services for larger projects; Quantitative Market Research, which provides full service quantitative custom market research services, such as large-scale consumer surveys; and Teltech, which provides a full range of outsourced information and consulting services to customers in R&D and related technical sectors. References to “Corporate” and “Other” in the financial statements refer to the portion of assets and activities that are not allocated to a segment.

 (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of FIND/SVP, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

On April 1, 2003, the Company acquired Guideline, and Guideline’s results of operations are included in results of operations from the date of acquisition.

On July 1, 2003, the Company acquired Teltech, and Teltech’s results of operations are included in results of operations from the date of acquisition.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates used relate principally to revenue recognition, allowances for doubtful accounts, useful lives of property, plant and equipment and intangible assets, goodwill, deferred tax asset valuation allowances, valuation of non-marketable equity securities and other accrued expenses. Actual results could differ from those estimates.

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

The Company recognizes software development costs on its website development and cost tracking systems in accordance with EITF 00-02, “Accounting for Website Development Costs” and Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Uses”, respectively. Accordingly, the Company expenses all costs incurred that relate to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and recognized over the product’s estimated useful life if the product is expected to have a useful life beyond one year. Costs associated with repair or maintenance of the existing site is expensed as incurred. The Company has capitalized approximately $161,000 and $136,000 of internal development and internal use software costs incurred at December 31, 2003 and 2002, respectively.

GOODWILL AND INTANGIBLES

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized. Instead, goodwill is evaluated for impairment using a two-step process that is performed at least annually and whenever events or circumstances indicate impairment may have occurred. The first step is a comparison of the fair value an internal reporting unit with its carrying amount including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, a second test is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of the goodwill is greater than the implied value, an impairment loss is recognized for the difference. The implied value of the goodwill is determined as of the test date by performing a purchase price allocation as if the reporting unit had just been acquired, using currently estimated fair values of the individual assets and liabilities of the reporting unit, together with an estimate of the fair value of the reporting unit taken as a whole. The estimate of the fair value of the reporting unit is based upon information available regarding prices of similar groups of assets, or other valuation techniques including present value techniques based upon estimates of future cash flow.

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

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Realization of the net deferred tax assets is dependent on future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforward s.

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

REVENUE RECOGNITION

The Company’s subscription services are provided under two different types of subscription contracts - retainer contracts and deposit contracts. Retainer contracts, which are used primarily by QCS, charge customers fixed monthly subscription fees to access QCS services, and revenues are recognized ratably over the term of each subscription. Retainer fees are required to be paid in advance by customers on either a monthly, quarterly or annual basis, and all billed amounts relating to future periods are recorded as an unearned retainer income liability on the Company’s balance sheet. In the case of deposit contracts, which are used primarily by Teltech, a customer pays a fixed annual fee, which entitles it to access any of the Company’s service offerings throughout the contract period, up to the total amount of the annual deposit fee. Since deposit account customers can “spend” their contract fee at any time within the annual contract period, deposit account revenues are only recognized within the contract period as services are actually provided to customers, with any unused deposit amounts recognized as revenue in the final month of the contract. As with retainer fees, deposit contract fees are required to be paid in advance, primarily annually, and any billed amounts relating to future periods are recorded as unearned retainer income, a current liability on the Company’s balance sheet.

With regard to the Company’s non-subscription based services, including quantitative market research, in-depth consulting and outsourced information services, revenues are recognized primarily on a percentage-of-completion basis. The Company typically enters into discrete contracts with customers for these services on a project-by-project basis. Payment milestones differ from contract to contract based on the client and the type of work performed. Generally, the Company invoices a client for a portion of a project in advance of work performed, with the balance invoiced throughout the fulfillment period and/or after the work is completed. However, revenue and costs are only recognized to the extent of each contract’s percentage-of-completion. Any revenue earned in excess of billings is recorded as a current as set on the Company’s balance sheet, while any billings in excess of revenue earned, which represent billed amounts relating to future periods, are recorded as unearned revenue, a current liability on the Company’s balance sheet.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The adoption of this standard did not affect the current financial position or results of operations of the Company.

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

STOCK-BASED EMPLOYEE COMPENSATION COSTS

The Company accounts for stock options utilizing the intrinsic value method for variable awards under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost is measured as the excess, if any, of the quoted market price of the Company’s stock at the end of each reporting period over the amount an employee must pay to acquire the stock, amortized over the vesting period. The Company recognized compensation cost of approximately $1,224,000, $925,000, and $50,000 for the years ended December 31, 2003, 2002, and 2001. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, net loss would have decreased in 2003 and 2002, but increased in 2001 to the pro forma amounts indicated below:

	2003	2002	2001

Net loss attributable to common shareholders, as reported	$(1,227,000)	$(1,875,000)	$(995,000)
Add: Stock-based employee compensation expense included in reported net loss, net of tax related effects	1,224,000	925,000	50,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(409,000)	(399,000)	(328,000)
Pro forma net loss	$(412,000)	$(1,349,000)	$(1,273,000)
Loss per share:
Basic and Diluted
As reported	$(0.10)	$(0.18)	$(0.13)
Pro forma	$(0.04)	$(0.13)	$(0.16)

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

NEW ACCOUNTING PRINCIPLES

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity.

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

In November 2002, FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. On January 1, 2003, the Company adopted the recognition and measurement provisions of FIN 45. The adoption of this interpretation did not have a material impact on the Company’s consolidated results of operations or financial position.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. SFAS No. 149 is effective on a prospective basis for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have an impact on the Company’s Consolidated Financial Statements.

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

The consideration for this acquisition consisted of the following:

•	Approximately $3,895,000 paid in cash, net of cash acquired (includes $431,000 of paid transaction costs as of December 31, 2003);

•	571,237 common shares (295,043 of the common shares were placed in escrow to secure the indemnification obligations of the sellers);

•	Within thirty days from the first anniversary date of the acquisition, a potential deferred consideration amount (the “One Year Deferred Consideration”) of $1 million contingent upon Guideline achieving adjusted EBITDA (as defined in the purchase agreement) for the twelve-month period following the acquisition (“One Year Adjusted EBITDA”) of at least $1.2 million would be due. If One Year Adjusted EBITDA is less than $1.2 million, but greater than $841,000, the One Year Deferred Consideration would be between $0 and $1.0 million based on a specific formula set forth in the purchase agreement. Each of the Sellers may separately elect to have up to fifty percent (50%) of the amount of any One Year Deferred Consideration payable to such Seller in an amount of duly authorized and non-assessable unregistered shares of Company common stock;

•	Within thirty days from the second anniversary date of the acquisition, a potential deferred consideration amount (the “Two Year Deferred Consideration”) of $1.845 million contingent upon Guideline achieving adjusted EBITDA (as defined in the purchase agreement) for the 24-month period following the acquisition (“Two Year Adjusted EBITDA”) of $2.65 million plus 25% of the amount by which Two Year Adjusted EBITDA exceeds $2.65 million would be due. If Two Year Adjusted EBITDA is less than $2.65 million, but greater than $2.2 million, the Two Year Deferred Consideration would be between $0 and $1.845 million based on a specific formula set forth in the purchase agreement.

The 571,237 shares issued to the former owners of Guideline may be put back to the Company during a 120-day period beginning April 5, 2005. Such shares are classified in the balance sheet as redeemable common stock. If the shares are put back to the Company, the cash to be paid by the Company will be the greater of (i) $727,000, which was the defined initial redemption value of the shares at the acquisition date of Guideline, or (ii) a defined average trading price of the Company’s common shares immediately prior to the exercise of the put. However, in the latter case, the cash to be paid by the Company upon exercise of the put is limited to 150% of the initial redemption value of the shares, or $1,090,000. The redeemable common shares were recorded at their fair value of $760,000 when issued. If the fair value of the shares at a balance sheet date is in the range between the initial redemption value of the shares and 150% of the original amount, the redemption value of such shares is accreted or decremented as a charge or credit, respectively, to “Capital in excess of par value” using the defined redemption value of the shares at each balance sheet date. For the year ended December 31, 2003, the Company recorded accretion on redeemable common stock of $250,000, resulting in redeemable common stock of $977,000 at December 31, 2003.

Simultaneously with the acquisition, Guideline entered into new employment agreements with each of the sellers, as well as three other senior executives of Guideline.

This acquisition was financed at closing with the combination of the Company’s cash resources, the assumption of certain liabilities of Guideline and by the receipt of cash of $3,303,000 (net of financing costs of $197,000) consisting of (a) a promissory note with a $3,000,000 face value; (b) the issuance of 333,333 shares of convertible, redeemable, Series A preferred stock (“Preferred Stock”); and (c) the issuance of a warrant to purchase 675,000 common shares.

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

In connection with this loan agreement and the Preferred Stock Purchase Agreement, the Company issued a warrant to purchase 675,000 shares of the Company’s common stock, at an exercise price of $.01 per share, subject to adjustment for reorganization or distribution of common stock, or the issuance of convertible or option securities (the “Warrant”). This Warrant was recorded at its estimated fair value of $742,000 using the relative fair value method. The Warrant is immediately exercisable, and, for a four-year period commencing in 2009, the holder has the right to cause the Company to use commercially reasonable efforts to complete a private placement to sell the shares of the Company’s common stock issuable upon exercise of the Warrant (the “Warrant Shares”) to one or more third parties at a price equal to the market value of the Warrant Shares based on the closing bid price of the Company’s common shares as of the date the holder so notifies the Company that it is exercising its put right.

The Company also entered into an investor rights agreement (the “Investor Rights Agreement”) dated April 1, 2003 among Petra Mezzanine Fund, L.P. (“Petra”), David Walke, the Company’s CEO, and Martin Franklin, Chairman of the Board of the Company, pursuant to which, among other things, Petra was granted certain rights with respect to the Company’s Common Stock issuable upon conversion of the Preferred Stock and Warrant. The Investor Rights Agreement also provides Petra with certain registration, demand, piggyback and co-sale rights.

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

The consideration for this acquisition consisted of the following:

•	Approximately $3,075,000 paid in cash (including $17,000 of transaction costs). As of December 31, 2003, of the $163,000 in total transaction costs, approximately $146,000 of transaction costs remains accrued.

•	32,700 unregistered shares of the Company’s Common Stock, valued at $50,000. These shares were placed in escrow to secure the indemnification obligations of the Sellers set forth in the purchase agreement through June 25, 2004, pursuant to an escrow agreement among Sopheon, the Company, Ttech and Kane Kessler, P.C. (the “Escrow Agreement”).

•	Contingent consideration of up to a maximum of $400,000 may become payable by the Company to Sopheon in the first half of 2004 if certain customer subscription renewal goals, as defined in the purchase agreement, are attained.

The acquisition was funded at closing as follows:

•	The Company’s available cash resources

•	A private placement whereby the Company raised $2,376,000 through the issuance of 1,616,685 shares of its common stock and warrants to purchase 808,293 shares of its common stock (the “Private Placement Warrants”). The Private Placement Warrants are immediately exercisable for a period of three years up to and including the close of business on July 11, 2006, after which, the Private Placement Warrants expire. The Private Placement Warrants have an exercise price of $1.47 per share, subject to adjustment for certain defined events to avoid dilution.

•	The receipt of $416,000 of cash (net of financing costs) from the issuance of a $500,000 promissory note with a relative fair value of $320,000 and a warrant to purchase 70,000 shares of the Company’s common stock with a relative fair value of $96,000.

The Company is in the process of finalizing its valuation of the assets and liabilities it has acquired and assumed for its allocation of the purchase price of the Teltech transaction. The Company expects to finalize its valuation no later than the second quarter of 2004. The Company’s preliminary allocation of the purchase price of the Guideline and Teltech acquisitions is subject to refinement based on the final determination of fair values.

The following table sets forth the components of the purchase price for both the Guideline and Teltech acquisitions:

	Guideline	Teltech	Total
Cash paid (including transaction costs)	$3,895,000	$3,075,000	$6,970,000
Accrued transaction costs	--	146,000	146,000
Common stock issued to sellers	760,000	50,000	810,000
Total purchase consideration	$4,655,000	$3,271,000	$7,926,000

The following table provides the preliminary estimated fair value of the acquired assets and assumed liabilities:

	Guideline	Teltech	Total
Current assets	$1,786,000	$1,235,000	$3,021,000
Property and equipment	102,000	287,000	389,000
Other assets	267,000	--	267,000
Liabilities assumed, current	(2,236,000)	(3,358,000)	(5,594,000)
Liabilities assumed, non-current	(67,000)	--	(67,000)
Fair value of net liabilities assumed	(148,000)	(1,836,000)	(1,984,000)
Preliminary goodwill	4,234,000	4,456,000	8,690,000
Amortizable intangible assets	421,000	527,000	948,000
Indefinite-lived intangible assets	148,000	124,000	272,000
Total purchase consideration	$4,655,000	$3,271,000	$7,926,000

In accordance with the provisions of SFAS No. 142 “Goodwill and other Intangible Assets”, the Company will not amortize goodwill and other intangible assets with indefinite lives recorded in connection with the acquisitions of Guideline and Teltech. The Company will perform an annual impairment test of goodwill and other intangible assets, once finalized, but have not yet determined what effect these tests will have on the results of operations or the financial position of the Company in future periods.

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

Pro Forma Results of Operations (Unaudited)

	Twelve months ended December 31,
	2003	2002
Total pro forma revenue	$37,200,000	$37,975,000
Pro forma net loss	$(1,018,000)	$(1,090,000)
Pro forma loss per share attributable to common shareholders: Basic and diluted	$(0.08)	$(0.11)

On a pro forma basis, revenues are recorded primarily based on usage, resulting in lower recognized revenue in 2003 than in 2002. On a pro forma basis, content costs and various indirect costs were further streamlined, resulting in greater cost synergies in 2003 than in 2002.

(4)     NON-MARKETABLE EQUITY SECURITIES

In 1999, the Company entered into an agreement with idealab! and Find.com, Inc. whereby it assigned the domain name “find.com” and licensed the use of certain rights to the trademarks “find.com” and “find” to Find.com, Inc. idealab! and Find.com, Inc. are not otherwise related to the Company. Under terms of the agreement, the Company received cash and non-marketable preferred shares in idealab!, and are entitled to certain future royalties. The preferred shares received were initially valued at $500,000, and carried various rights including the ability to convert them into common shares of Find.com, Inc., and a put option to resell the shares to idealab! The put option became exercisable in December 2002. Under the terms of the put option, idealab! could either repurchase the preferred sha res for $1,500,000 in cash, or elect to return the find.com domain name to us. In the latter case, the Company would retain the preferred shares.

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

We have a 9.1% interest in Strategic Research Institute, L.P. (“SRI”), and in March 2003, received an $87,000 distribution in respect of that interest. We share in profits of SRI, but do not share in losses. This is the only distribution that we received from this partnership interest, and the distribution was recognized as other income. SRI is a business conference and event company. The value of this investment is zero.

(5)    EQUIPMENT, SOFTWARE DEVELOPMENT AND LEASEHOLD IMPROVEMENTS, NET

At December 31, 2003 and 2002, equipment, software development and leasehold improvements consist of the following:

	2003	2002
Furniture, fixtures and equipment	$7,346,000	$6,720,000
Software development	3,072,000	2,953,000
Leasehold improvements	2,075,000	1,987,000
	12,493,000	11,660,000
Less: accumulated depreciation and amortization	10,125,000	9,160,000
	$2,368,000	$2,500,000

Depreciation expense amounted to approximately $1,016,000, $848,000 and $969,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

(6)	OTHER ASSETS

At December 31, 2003 and 2002, other assets consist of the following:

	2003	2002
Deferred charges, net	$77,000	$112,000
Security deposits	196,000	132,000
Deferred financing fees, net	217,000	26,000
Other	14,000	--
	$504,000	$270,000

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

The Company’s leases of office space include standard escalation clauses. Rental expense under leases for office space was $1,854,000, $1,504,000 and $1,587,000 in 2003, 2002 and 2001, respectively.

The future minimum lease payments under noncancellable operating leases as of December 31, 2003 were as follows:

Year ending December 31	Operating Leases
2004	$1,108,000
2005	1,031,000
2006	1,029,000
2007	904,000
2008	874,000
Thereafter	4,417,000
Total minimum lease payments	$9,363,000

The following table includes aggregate information about our contractual obligations as of December 31, 2003 and the periods in which payments are due.

	As of December 31, 2003 (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Notes payable	$5,376	$1,076	$1,967	$2,333	$--
Long term lease commitments	9,363	1,108	2,060	1,778	4,417
Deferred compensation and other	428	55	70	51	252
	$15,167	$2,239	$4,097	$4,162	$4,669

See Note 3 for information regarding contingent payments related to the acquisitions of Guideline and Teltech. See Note 8 for information related to accrued severance and retirement amounts. See Note 9 for information related to notes payable. See Note 13 for information related to Deferred Compensation.

(8)     ACCRUED EXPENSES

Accrued expenses at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Accrued bonuses and employee benefits	$790,000	$327,000
Accrued expenses incurred on behalf of clients	282,000	27,000
Accrued SVP royalty	1,048,000	954,000
Accrued severance	449,000	211,000
Other accrued expenses	636,000	230,000
	$3,205,000	$1,749,000

On November 12, 2003, the Company’s President and Founder, Andrew Garvin, announced he would be retiring as of December 31, 2003. Mr. Garvin will continue to serve his term on the Board of Directors, and will be a consultant to the Company in 2004. In the fourth quarter of 2003, the Company recorded a charge of approximately $309,000 triggered by Mr. Garvin’s retirement, and consisting of certain early-retirement benefits provided for in his employment agreement as well as certain other negotiated benefits. Payments will be completed by the end of September 2004.

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

(9)     NOTES PAYABLE

Notes payable as of December 31, 2003 and 2002 consist of the following:

	2003	2002
Bank borrowings under Term Note	$1,200,000	$1,600,000
Bank borrowings under Line of Credit	676,000	176,000
Borrowings under debt agreements with investors:
$3,000,000 Promissory Note, net of unamortized discount of $968,000 as of December 31, 2003, due December 31, 2008	2,032,000	--
$500,000 Promissory Note, net of unamortized discount of $162,000 as of December 31, 2003, due December 31, 2008	338,000	--
Note payable to landlord, due 2003	--	30,000
Total notes payable	4,246,000	1,806,000
Less current installments	1,076,000	606,000
Notes payable, excluding current installments	$3,170,000	$1,200,000

DEBT AGREEMENTS WITH BANK

As of December 31, 2003, there was $1,200,000 outstanding on a term note with JP Morgan Chase Bank (the “Term Note”), of which $400,000 is classified as current. The Term Note bears interest at prime plus 1.25% (5.25% at December 31, 2003), and is payable in quarterly installments beginning March 31, 2002. Interest expense related to the Term Note amounted to $79,000 for the year ended December 31, 2003. The Term Note contains certain restrictions on the conduct of our business, including, among other things, restrictions, generally, on incurring debt, making investments, creating or suffering liens, tangible net worth, current ratio, cash flow coverage, or completing mergers.

The Company maintains a $1,000,000 line of credit with JP Morgan Chase Bank (the “Line of Credit”). The Line of Credit bears interest at prime plus 0.50% (4.50% at December 31, 2003). As of December 31, 2003, $676,000 remains outstanding and is classified as current. Interest expense related to the Line of Credit amounted to $14,000 for the year ended December 31, 2003. The Line of Credit contains certain restrictions on the conduct of its business, including, among other things, restrictions, generally, on incurring debt, and creating or suffering liens.

The Term Note and Line of Credit are secured by a general security interest in substantially all of the Company’s assets.

On April 1, 2003, the Company amended and restated the Term Note and Line of Credit with JP Morgan Chase Bank. These amended and restated agreements had the effect of reducing the Term Note principal amount from $2,000,000 to $1,500,000, and moving up the final repayment date of the Term Note from December 31, 2006 to December 31, 2005. As a result, the Company will have a $500,000 balloon payment due at December 31, 2005 instead of making payments of $100,000 each quarter in 2006. In addition, JP Morgan Chase Bank consented to the acquisition of Guideline Research Corp. (“Guideline”) and the related financing transactions with Petra Mezzanine Fund, L.P. (“Petra”), and amended various financial covenants of both the Term Note and Line of Credit as follows:

(1)	The previous debt to consolidated tangible net worth covenant of 2.00 was replaced with a senior debt to consolidated tangible net worth plus subordinated debt covenant of 0.75; and

(2)	The previous consolidated tangible net worth covenant of $3,500,000 was replaced with a consolidated tangible net worth plus subordinated debt covenant of $3,300,000.

In connection with the above, on April 1, 2003, the Company and JPMorgan Chase Bank entered into amendment No. 1 to their existing security agreement (the “Security Agreement Amendment”). Also on April 1, 2003, Guideline together with its subsidiaries executed and delivered in favor JPMorgan Chase Bank: (i) a security agreement (the “Subsidiary Security Agreement”), granting a lien and security interest on substantially all of the Company’s assets; and (ii) a guaranty agreement (the “Guaranty Agreement”), guaranteeing the Company’s payment and performance obligations under the Term Note and the Line of Credit.

On November 13, 2003, the Company obtained an amendment and waiver to the Term Note (“Amendment No. 2”) from JPMorgan Chase. Amendment No. 2 amended the debt covenant regarding tangible net worth plus subordinated debt of both the Term Note and Line of Credit by replacing the previous consolidated tangible net worth plus subordinated debt covenant of $3,300,000 with a consolidated tangible net worth plus subordinated debt covenant of $2,300,000.

On August 18, 2003, the Term Note was amended to change the definition of consolidated current liabilities for purposes of calculating the ratio of current assets to current liabilities under the Term Note, to exclude unearned retainer income from the calculation.

The Company is in compliance with all of its loan agreements, as amended, with JP Morgan Chase as of December 31, 2003.

DEBT AGREEMENTS WITH INVESTORS

On April 1, 2003, the Company issued a Promissory Note (the “Note”) with a face value of $3,000,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Guideline. Quarterly principal payments of $250,000 are due beginning March 31, 2006 and matures on April 1, 2008. The Note was recorded at its initial relative fair value of $1,868,000. The difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities of the Note, and the resulting effective interest rate is approximately 25%. Related interest expense was $484,000 for the year ended December 31, 2003, of which $164,000 related to the non-cash accretion of the carrying value of the Note for the year ended December 31, 2003. The Company has the right to prepay the Note at any time without premium or penalty. The Note is secured by a security interest in substantially all assets of the Company, and is subject to covenants relating to the conduct of our business including financial covenants related to a defined fixed charge coverage and a defined funded indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio. The Company is in compliance with this loan agreement as of December 31, 2003.

On July 1, 2003, the Company issued a Second Promissory Note (the “Second Note”) with a face value of $500,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Teltech, a former business unit of Sopheon Corporation (“Teltech”). Quarterly principal payments of $42,000 are due beginning March 31, 2006 and matures on April 1, 2008. The Second Note was recorded at its initial relative fair value of $320,000. The difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities of the Second Note, and the resulting effective interest rate is approximately 25%. Related interest expense was $52,000 for the year ended December 31, 2003, of which $18,000 related to the non-cash accretion of the car rying value of the Note for the year ended December 31, 2003. The Company has the right to prepay the Second Note at any time without premium or penalty. The Second Note is secured by a security interest in substantially all assets of the Company, and is subject to covenants relating to the conduct of our business including financial covenants related to a defined fixed charge coverage and a defined funded indebtedness to EBITDA ratio. The Company is in compliance with this loan agreement as of December 31, 2003.

Prior to their repayment in February 2002, the Company had Senior Subordinated Notes under debt agreements with investors. Such notes accrued interest at an annual rate of 12%. Interest expense under such notes was $12,000 and $112,000 in the years ended December 31, 2002 and 2001, respectively.

The aggregate principal maturities of notes payable for the next five years, including full amortization of discounts, are as follows:

Year ending December 31,
2004	$1,076,000
2005	800,000
2006	1,167,000
2007	1,167,000
2008	1,166,000
Thereafter	--
$5,376,000

(10)	SHAREHOLDERS’ EQUITY

SALE OF COMMON STOCK

During 2003, the Company issued 2,255,621 shares. Cash proceeds received for stock issuances during 2003 totaled approximately $2,376,000. Of the amount issued in 2003, 571,237 shares were deemed redeemable common stock and is classified as mezzanine equity. See Note 3 “Acquisitions” in connection with the Guideline acquisition.

In November 2001, the Company issued 2,437,500 shares for net cash proceeds of $1,443,000, after transaction costs of $557,000. This transaction resulted in a triggering of the change in control provisions of certain employment and severance agreements (see Note 13).

COMMON STOCK WARRANTS

During 2003, warrants to purchase 1,553,293 of the Company’s common shares were issued at exercise prices ranging from $0.01 to $1.47, with an aggregate recorded value of $1,507,000.

At December 31, 2003 and 2002, warrants to purchase 2,125,515 and 572,222, respectively, of the Company’s common shares remain outstanding at exercise prices ranging from $0.01 to $2.25 and $0.80 to $2.35, respectively.

STOCK OPTION PLAN

At the Annual Meeting of Shareholders held on June 12, 2003, shareholders ratified and approved the FIND/SVP, Inc. 2003 Stock Incentive Plan (the “2003 Incentive Plan”), which was adopted by the Company’s Board of Directors on April 30, 2003. The 2003 Incentive Plan authorizes the issuance of up to 1,500,000 shares of the Company’s Common Stock upon the exercise of stock options or in connection with the issuance of restricted stock and stock bonuses. Options granted under our other equity plans remain outstanding according to their terms.

The Company’s 1996 Stock Option Plan (the “1996 Plan”), as amended in 1998, 2000 and 2001, authorizes grants of options to purchase up to 3,500,000 shares of common stock, issuable to employees, directors and consultants of the Company.

The options to be granted under both plans will be designated as incentive stock options or non-incentive stock options by our Board of Directors’ Stock Option Committee. Options granted under both plans are exercisable during a period of no more than ten years from the date of the grant (five years for options granted to holders of 10% or more of the outstanding shares of common stock). All options outstanding at December 31, 2003 expire within the next ten years if not exercised. Options that are cancelled or expire during the term of both plans are eligible to be re-issued under both plans and, therefore, are considered available for grant.

LOAN RECEIVABLE FOR STOCK PURCHASE

In 2002, the Company made a $50,000 loan to a then employee for the purchase of shares of the Company’s stock in conjunction with a private equity offering. The loan is interest-free, and matures and becomes payable on April 15, 2005.

Activity under the stock option plans is summarized as follows:

	Available for grant	Options Granted	Weighted average exercise price
January 1, 2001	475,500	1,275,650	$1.74
Additional authorized	1,850,000	--	--
Granted	(1,872,050)	1,872,050	0.49
Exercised	--	--	--
Cancelled	259,450	(259,450)	1.84
No longer available under 1986 Plan	(166,200)	--	--
December 31, 2001	546,700	2,888,250	0.92
Granted	(353,000)	353,000	1.10
Exercised	--	(142,850)	0.76
Cancelled	350,100	(350,100)	1.99
December 31, 2002	543,800	2,748,300	0.82
Additional authorized	1,500,000	--	--
Granted	(892,500)	892,500	1.32
Exercised	--	(742,262)	0.39
Cancelled	260,138	(260,138)	1.13
December 31, 2003	1,411,438	2,638,400	$1.06
Exercisable at December 31, 2003		1,488,495	$1.12
Exercisable at December 31, 2002		1,351,724	$0.92
Exercisable at December 31, 2001		863,779	$1.25

Range	Number of Options Outstanding	Remaining Average Contractual Life in Years -Outstanding Options	Options Exercisable	Remaining Average Contractual Life in Years-Options Exercisable

$0.41 - $0.50	772,900	7.85	291,233	7.02
$0.63 - $0.94	448,300	4.82	414,480	4.65
$0.97 - $1.43	995,200	7.47	585,382	7.30
$1.45 - $1.80	273,000	9.64	76,700	8.20
$2.22 - $3.69	149,000	6.02	120,700	6.02

Totals	2,638,400		1,488,495

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

All stock option awards are accounted for under variable accounting under APB No. 25.

REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company has authorized preferred stock consisting of 2,000,000 shares at $.0001 par value. At December 31, 2003, there were 333,333 shares of redeemable convertible preferred stock outstanding. See footnote (3) “Acquisitions” for a further explanation of redeemable convertible preferred stock issued during 2003 in connection with the Guideline acquisition.

(11)	SVP INTERNATIONAL

The Company has an agreement with SVP International S.A. (“SVP International”), a subsidiary of Amalia S.A. Prior to November 2001, SVP International and its affiliates owned 37% of the common shares of the Company. The agreement provides that SVP International will aid and advise us in the operation of an information service and permit access to other global SVP information centers, and the use of the SVP trademark and logo. The agreement shall continue in perpetuity, unless amended by the parties. The Company pays royalties to SVP International computed using a formula based on percentages of service and product revenues, subject to certain limitations, as defined.

Royalty expense under the agreement was $117,000, $133,000 and $118,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company receives and renders information services to other members of the SVP network. Charges for such services are made at rates similar to those used for other clients. As of December 31, 2003 and 2002, the Company’s liability, net of receivables recorded in other current assets, to SVP International was $497,000 and $427,000, respectively.

(12)	INCOME TAXES

The provision (benefit) for income taxes consists of the following:

F-25

	2003	2002	2001
Current:
Federal	$154,000	$--	$--
State and local	56,000	--	--
	$210,000	$--	$--
Deferred:
Federal	--	(396,000)	(348,000)
State and local	--	(111,000)	(52,000)
	--	(507,000)	(400,000)
Change in valuation allowance	--	243,000	--
	--	(264,000)	(400,000)
	$210,000	$(264,000)	$(400,000)

In 2002, a valuation allowance was provided for certain state and local carryforward net operating losses, as the Company determined that it was more likely than not that such assets would not be realized during the carryforward period. Income tax provision (benefit) differs from the amount computed by multiplying the statutory rate of 34% to income before income taxes due to the following:

	2003	2002	2001

Income tax benefit at statutory rate	$(251,000)	$(727,000)	$(474,000)
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	--	243,000	--
State and local taxes (benefit), net of federal income tax benefit	26,000	(111,000)	(52,000)
Taxable (nontaxable) income resulting from decrease (increase) in cash surrender value of life insurance	(17,000)	--	--
Stock compensation expense	432,000	292,000	17,000
Nondeductible expenses	20,000	22,000	66,000
Other	--	17,000	43,000
	$210,000	$(264,000)	$(400,000)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets, net of deferred tax liabilities at December 31, 2003 and 2002 are presented below:

	2003	2002
Deferred tax assets:
Federal net operating loss carryforwards	$407,000	$653,000
State and local net operating loss carryforwards	315,000	402,000
Deferred compensation	137,000	184,000
Royalty expenses	103,000	179,000
Depreciation and amortization	337,000	139,000
Stock compensation expense	(80,000)	30,000
Write-down of non-marketable equity securities	132,000	132,000
Severance and separation charges	140,000	--
Accrued bonus	81,000	--
Deferred tax assets acquired from Guideline	50,000	--
Other, net	87,000	46,000
Deferred tax asset	1,709,000	1,765,000
Valuation allowance	(243,000)	(243,000)
Net deferred tax asset	1,466,000	1,522,000
Less current portion	505,000	272,000
Net deferred tax asset, excluding current portion	$961,000	$1,250,000

Of the net deferred tax asset, $505,000 and $272,000 as of December 31, 2003 and 2002, respectively, are classified as current.

Federal net operating loss carryforwards expire from 2020 to 2021. Of the state and local tax loss carryforward assets, approximately $215,000 expire in 2012, with the remainder expiring from 2020 to 2021.

(13)	EMPLOYEE BENEFITS AND DEFERRED COMPENSATION

EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) and profit sharing plan under which eligible participants may elect to defer eligible compensation up to governmental limitations. The Company contributes 20% of the employees’ contributions up to 1% of their annual compensation and may contribute additional profit sharing amounts at its discretion. Expense relating to the 401(k) and profit sharing plan was $104,000, $79,000 and $88,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

EMPLOYMENT AGREEMENTS

The Company has an employment agreement with David Walke, the CEO of the Company, which expires in November 2004. The employment agreement provides for the issuance of 700,000 options to purchase shares of the Company’s common stock. The options are to vest ratably over the first three years of the term of the employment agreement, and such vesting shall accelerate and vest immediately upon certain conditions. The employment agreement also contains certain severance provisions entitling the CEO to receive compensation and certain benefits for various lengths of time upon termination without cause, or voluntary termination upon certain conditions, which includes the acquisition by a party of 30% or more of the outstanding shares of common stock of the Company or a change in the majority of incumbent Board members, and certain other occurrences.

The Company has an employment agreement with Peter Stone, the CFO of the Company, which expires in May 2005. The employment agreement provides for the issuance of 75,000 options to purchase shares of the Company’s common stock. The options are to vest ratably over the first three years of the term of the employment agreement, and such vesting shall accelerate and vest immediately upon certain conditions. The employment agreement also contains certain severance provisions entitling the CFO to receive compensation and certain benefits for various lengths of time upon termination without cause, or voluntary termination upon certain conditions, which includes the acquisition by a party of 30% or more of the outstanding shares of common stock of the Company and certain other occurrences.

The Company has an employment agreement with Martin Franklin, the Chairman of the Board of Directors of the Company, which expires in November 2004. The employment agreement provides for the issuance of 630,000 options to purchase shares of the Company’s common stock. The options are to vest ratably over the term of the employment agreement, and such vesting shall accelerate and vest immediately upon certain conditions, which includes the acquisition by a party of 30% or more of the outstanding shares of common stock of the Company or a change in the majority of incumbent Board members, or upon his termination of employment without cause or upon his death or disability.

A severance arrangement for one member of the Operating Management Group (“OMG”) was authorized by the Board of Directors on January 25, 1999. In the event of certain changes of control, the severance agreement with this member of the OMG would be triggered. The agreement provides for (a) a normal severance benefit for one (1) year in the event the employee’s services are terminated without cause, and (b) a severance benefit of one (1) year in the event the separation from service is due to (i) a change in control, and (ii) the employee suffers, within one (1) year thereafter, either (A) a discontinuation of duties, or (B) an office change of at least 50 miles, or (C) a reduction in compensation, or (D) a termination of employment other than for cause. Following the change in control in November 2001, the Company estimated at December 31, 2001 that $134,000 would be payable under these provisions. In March 2002, the Company accrued an additional liability of $188,000 related to contractual severance payments due to the former Chief Financial Officer, a former member of the OMG. Severance benefits relating to the resignation of our former Chief Financial Officer were reduced by $93,000 during the quarter ended September 30, 2002, as the result of a revised and signed agreement between the Company and the former Chief Financial Officer.

Pursuant to the employment agreements described above, salary commitments for the next five years are as follows:

Year ending December 31,
2004	$400,000
2005	81,000
2006	--
2007	--
2008	--
Total salary commitments	$481,000

(14)	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes during the years ended December 31, 2003, 2002 and 2001 was as follows:

	2003	2002	2001
Interest	$447,000	$217,000	$236,000
Income taxes	$49,000	$6,000	$12,000

Non-cash operating activities:

In January 2003, the Company issued 35,000 shares of the Company’s common stock to a vendor, valued at approximately $44,000.

Non-cash financing activities:

In connection with the Guideline acquisition, the Company issued 571,237 unregistered shares of the Company’s common stock that were fair valued at $760,000, redeemable at the option of the holder during a specified period of time (see Note 3).

In connection with the Teltech acquisition, the Company issued 32,700 unregistered shares of the Company’s common stock that were fair valued at $50,000 (see Note 3).

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

(15)   SEGMENT REPORTING

The Company manages its consulting and business advisory services in the following four business segments: Quick Consulting (“QCS”), Strategic Consulting (“SCRG”), Quantitative Market Research and Teltech. The Company operates primarily in the United States. Quantitative Market Research was added as a segment as a result of the acquisition of Guideline on April 1, 2003. Teltech was added as a segment as a result of its acquisition by the Company on July 1, 2003. See footnote 3 “Acquisitions” for a more detailed description of these acquisitions. References to “Corporate” and “Other” in our financial statements refer to the portion of assets and activities that are not allocated to a segment.

	Years Ended December 31,
		(in thousands)
	2003[1,3]	2002[1]	2001[1]
Revenues
QCS	$18,391	$18,624	$19,414
SCRG	1,415	2,204	2,801
Quantitative Market Research	7,669	--	--
Teltech	4,094	--	--
Total revenues	$31,569	$20,828	$22,215
Operating income (loss)
QCS	$2,281	$3,986	$4,413
SCRG	(526)	(169)	(319)
Quantitative Market Research	828	--	--
Teltech	408	--	--
Segment operating income	2,991	3,817	4,094
Corporate and other [2]	(3,160)	(5,500)	(5,292)
Operating income (loss)	$(169)	$(1,683)	$(1,198)
Depreciation and amortization
QCS	$762	$460	$539
SCRG	120	59	66
Quantitative Market Research	41	--	--
Teltech	47	--	--
Total segment depreciation and amortization	970	519	605
Corporate and other	173	420	482
Total depreciation and amortization	$1,143	$939	$1,087
Total Assets
QCS	$2,990	$3,161
SCRG	372	467
Quantitative Market Research	3,071	--
Teltech	2,377	--
Total segment assets	8,810	3,628
Corporate and other	14,158	5,786
Total assets	$22,968	$9,414
Capital Expenditures
QCS	$133	$134	$119
SCRG	5	3	5
Quantitative Market Research	--	--	--
Teltech	--	--	--
Total segment capital expenditures	138	137	124
Corporate and other	319	320	180
Total capital expenditures	$457	$457	$304

[1] The financial statements for fiscal years 2001 through 2003 have been restated as discussed in Note 17 to these consolidated financial statements.

[2] Represents the effect of direct costs and selling, general and administrative expenses not attributable to a single segment.

[3] Results include the operations of Guideline as of April 1 and Teltech as of July 1.

In 2003, the Company changed its internal overhead allocation methodology, including depreciation and amortization, which resulted in greater amounts of corporate overhead being allocated to the business segments in order to better gauge each segments contribution to profitability. Also, the acquisitions of Guideline and Teltech triggered a reapportionment of corporate overhead allocations to business segments. Had this methodology been in place during 2002 and 2001, segment operating (loss) income and depreciation and amortization would have been, on a pro forma basis, as follows:

	Years Ended December 31,
	(in thousands)
	2003 actual[1]	2002 pro forma	2001 pro forma
Operating (loss) income
QCS	$2,281	$1,386	$1,570
SCRG	(526)	(428)	(625)
Quantitative Market Research	828	--	--
Teltech	408	--	--
Segment operating income	2,991	958	945
Corporate and other	(3,160)	(2,641)	(2,143)
Operating loss	$(169)	$(1,683)	$(1,198)
Depreciation and amortization
QCS	$762	$647	$750
SCRG	120	85	98
Quantitative Market Research	41	--	--
Teltech	47	--	--
Total segment depreciation and amortization	970	732	848
Corporate and other	173	207	239
Total depreciation and amortization	$1,143	$939	$1,087

[1] The financial statements for the fiscal year 2003 have been restated as discussed in Note 17 to these consolidated financial statements.

(16)     UNAUDITED QUARTERLY DATA

The following table sets forth selected quarterly data for the years ended December 31, 2003 and 2002 (in thousands, except per share data). The operating results are not indicative of results for any future period.

Quarter ended	Revenues	Operating income (loss)	Income (loss) before provision (benefit) for income taxes	Net income (loss) attributable to common shareholders	Income (loss) per share: basic and diluted[2]

March 31, 2003[1]	$5,102	$127	$187	$176	$0.02
June 30, 2003[1]	7,063	(865)	(1,050)	(1,160)	(0.11)
September 30, 2003[1]	9,168	578	372	2	0.00
December 31, 2003[1]	10,236	(9)	(246)	(262)	(0.02)

March 31, 2002[1]	$5,044	$(923)	$(923)	$(739)	$(0.07)
June 30, 2002[1]	5,226	(269)	(237)	(233)	(0.02)
September 30, 2002[1]	5,209	79	45	37	0.00
December 31, 2002[1]	5,349	(570)	(1,024)	(940)	(0.09)

[1] The financial statements for all calendar quarters in 2003 and 2002 have been restated as discussed in Note 17 to these consolidated financial statements.

[2] Quarterly data is rounded and totals may or may not equal year end basic and diluted earnings per share.

As discussed in Note 8, in the fourth quarter of 2003, the Company recorded a charge to operations of $309,000 related to the retirement of the Company’s President. Also, the Company recorded a charge of $127,000 related to severance payments to be made to 5 former employees. Approximately $95,000 was recorded related to bonus and commission arrangements in the quarter ended December 31, 2003.

(17)     RESTATEMENT

Subsequent to the issuance of the Company’s 2003 consolidated financial statements, the Company’s management determined that the Company should have been accounting for its stock option awards as variable awards under APB No. 25. The Company has historically accounted for the 2,638,400 stock option awards outstanding under the 1996 and 2003 Stock Option Plans as of December 31, 2003 as fixed; however, due to a specific plan provision permitting cashless exercise payment terms as one of the available methods for payment of the exercise price, the Company concluded that variable treatment was required under APB No. 25. In addition, the Company has reclassified a $50,000 loan made to a former employee to acquire shares of the Company’s stock (See Note 10) from Other Assets to a component of Shareholders’ Equity, and reclassified certain 2003 project activity related to its SCRG segment between Accounts Receivable and Unearned Retainer Income of $455,000. As a result, the accompanying 2003, 2002, and 2001 consolidated financial statements have been restated from the amounts previously reported.

A summary of the significant effects of the restatements is as follows:

	Year Ended December 31, 2003
	(in thousands, except per share data)
	As Originally Reported	As Restated

Direct costs	$17,130	$17,243
Selling, general and administrative expenses	13,511	14,495
Operating income (loss)	928	(169)
Income (loss) before income taxes	360	(737)
Net income (loss)	205	(947)
Net loss attributable to common shareholders	(75)	(1,227)
Loss per common share, basic and diluted	$(0.01)	$(0.10)

Total assets	$23,602	$22,968
Shareholders’ equity	$7,549	$7,370
Cash flows from operating activities	$870	$835
Cash flows from financing activities	$6,410	$6,445

	Year Ended December 31, 2002
	(in thousands, except per share data)
	As Originally Reported	As Restated

Direct costs	$10,027	$10,153
Selling, general and administrative expenses	11,808	12,358
Operating loss	(1,007)	(1,683)
Loss before income taxes	(1,463)	(2,139)
Net loss	(1,124)	(1,875)
Net loss attributable to common shareholders	(1,124)	(1,875)
Loss per common share, basic and diluted	$(0.11)	$(0.18)

Total assets	$9,538	$9,414
Shareholders’ equity	$3,713	$3,589
Cash flows from operating activities	$(677)	$(627)
Cash flows from financing activities	$13	$(37)

	Year Ended December 31, 2001
	(in thousands, except per share data)
	As Originally Reported	As Restated

Direct costs	$10,966	$10,980
Selling, general and administrative expenses	12,397	12,433
Operating loss	(1,148)	(1,198)
Loss before income taxes	(1,345)	(1,395)
Net loss	(945)	(995)
Net loss attributable to common shareholders	(945)	(995)
Loss per common share, basic and diluted	$(0.12)	$(0.13)

(18)     SUBSEQUENT EVENT

In November 2004, the Company adopted the fair value method of accounting for stock based compensation prescribed by SFAS No. 123 under the modified prospective method permitted by SFAS No. 148. The adoption of SFAS No. 123 will be reflected in the Company’s annual financial statements for the year ended December 31, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SUPPLEMENTAL SCHEDULE

To the Board of Directors and Shareholders of FIND/SVP, Inc.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule listed in the table of contents on page F-1 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This schedule is the responsibility of the Company’s management. Such schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

/s/ Deloitte & Touche LLP

New York, New York
March 25, 2004 (November 10, 2004 as to Notes 17 and 18)

Schedule II

FIND/SVP, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years ended December 31, 2003, 2002 and 2001
(in thousands of dollars)

Classification	Balance at beginning of year	Additions charged to earnings	Write offs(recoveries)	Balance atend of year

Year ended December 31, 2003:
Allowance for doubtful accounts	$150	$110	$(11)	$271

Year ended December 31, 2002:
Allowance for doubtful accounts	$126	$128	$104	$150

Year ended December 31, 2001:
Allowance for doubtful accounts	$101	$454	$429	$126

