Form 10-Q/A
period 2004-03-31
FIND SVP INC
filed 2004-11-12
CIK 801338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A to reflect the restatement of our financial statements for the three months ended March 31, 2004 and 2003. Please see Note N. to the Condensed Consolidated Financial Statements for specific information related to the restatement. The Index below contains those items that have been restated.

FIND/SVP, Inc. and Subsidiaries
Index

Page
PART I. Financial Information

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets	3
March 31, 2004 (as restated) (unaudited) and December 31, 2003

Condensed Consolidated Statements of Operations (as restated)	4
Three Months Ended March 31, 2004 and 2003 (unaudited)

Condensed Consolidated Statements of Cash Flows (as restated)	5
Three Months Ended March 31, 2004 and 2003 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2. Management's Discussion and Analysis of Financial Condition and	18
Results of Operations

ITEM 4. Controls and Procedures	31

PART II. Other Information

ITEM 6. Exhibits and Reports on Form 8-K	32

Signatures	33

Index to Exhibits	34

PART I.
FINANCIAL INFORMATION

ITEM 1.
Financial Statements
FIND/SVP, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

Assets	March 31, 2004	December 31, 2003
Current assets:	(As restated, see Note N) (unaudited)
Cash and cash equivalents	$541	$821
Accounts receivable, net	7,193	6,190
Deferred tax assets	505	505
Prepaid expenses and other current assets	1,081	920

Total current assets	9,320	8,436
Equipment, software development and leasehold improvements, at cost,
less accumulated depreciation and amortization of $10,389 in 2004 and $10,125 in 2003	2,254	2,368
Goodwill, net	10,162	8,765
Intangibles, net	1,103	1,137
Deferred tax assets	988	961
Deferred rent	368	398
Cash surrender value of life insurance	127	214
Non-marketable equity securities	90	185
Other assets	533	504
	$24,945	$22,968

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of notes payable	$1,276	$1,076
Trade accounts payable	2,181	2,609
Accrued expenses and other	3,649	3,205
Unearned retainer income	5,369	3,612

Total current liabilities	12,475	10,502
Notes payable	3,138	3,170
Deferred compensation and other liabilities	411	419

Total liabilities	16,024	14,091

Redeemable convertible preferred stock, $.0001 par value.
Authorized 2,000,000 shares; issued and outstanding
333,333 shares in 2004 and 2003, and accrued dividends	540	530

Redeemable common stock, $.0001 par value. Issued and
outstanding 571,237 shares in 2004 and 2003	1,090	977

Commitments and contingencies (Note I)
Shareholders’ equity:
Common stock, $.0001 par value. Authorized 100,000,000 shares;
issued and outstanding 12,737,068 shares in 2004 and
12,641,295 shares in 2003	1	1
Capital in excess of par value	13,762	12,995
Deferred stock-based compensation	(35)	(53)
Loan receivable for stock purchase	(50)	(50)
Accumulated deficit	(6,387)	(5,523)

Total shareholders’ equity	7,291	7,370

	$24,945	$22,968

See accompanying notes to condensed consolidated financial statements.

FIND/SVP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
Three months ended March 31
(in thousands, except share and per share data)

	2004	2003
	(As restated, see Note N)
Revenues	$9,606	$5,102

Operating expenses:
Direct costs	5,675	2,344
Selling, general and administrative expenses	4,478	2,631

Total operating expenses	10,153	4,975

Operating (loss) income	(547)	127

Other income	--	87
Impairment of investment	(95)	--
Interest expense	(226)	(27)

(Loss) income before benefit (provision) for income taxes	(868)	187
Benefit (provision) for income taxes	4	(11)

Net (loss) income	(864)	176
Less: Preferred dividends	(10)	--
Less: Accretion on redeemable common shares	(113)	--

Net (loss) income attributable to common shareholders	$(987)	$176

(Loss) income per common share:
Basic and diluted	$(0.07)	$0.02

Weighted average number of common shares:
Basic	13,246,906	10,215,730

Diluted	13,246,906	11,635,280

See accompanying notes to condensed consolidated financial statements.

FIND/SVP, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
Three months ended March 31
(in thousands)

	2004	2003
	(As restated, see Note N)
Cash flows from operating activities:
Net (loss) income	$(864)	$176
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation and amortization	314	248
Allowance for doubtful accounts	70	(9)
Unearned retainer income	1,302	1,022
Deferred income taxes	(27)	11
Compensation from option grants	882	(94)
Deferred compensation	(8)	14
Non-cash interest	84	--
Impairment of investment	95	--

Changes in assets and liabilities:
Increase in accounts receivable	(618)	(301)
Increase in prepaid expenses and other current assets	(161)	(30)
Decrease in rental asset	30	60
Decrease (increase) in cash surrender value of life insurance	87	(6)
Increase in other assets	(57)	(164)
Decrease in accounts payable and accrued expenses	(1,213)	(383)

Net cash (used in) provided by operating activities	(84)	544

Cash flows from investing activities:
Capital expenditures	(151)	(90)
Purchase of Guideline	(8)	--
Purchase of Teltech	(160)	--

Net cash used in investing activities	(319)	(90)

Cash flows from financing activities:
Principal borrowings under notes payable, net of closing costs	200	--
Principal payments under notes payable	(100)	(130)
Proceeds from exercise of stock options and warrants	25	2
Payments under capital lease	(2)	--

Net cash provided by (used in) financing activities	123	(128)

Net (decrease) increase in cash and cash equivalents	(280)	326

Cash and cash equivalents at beginning of period	821	968

Cash and cash equivalents at end of period	$541	$1,294

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$142	$24
Taxes paid	$22	$--

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s 2003 Annual Report on Form 10-K/A.

B. Revenue Recognition

The Company’s subscription services are provided under two different types of subscription contracts - retainer contracts and deposit contracts. Retainer contracts, which are used primarily by QCS, charge customers fixed monthly subscription fees to access QCS services, and revenues are recognized ratably over the term of each subscription. Retainer fees are required to be paid in advance by customers on either a monthly, quarterly or annual basis, and all billed amounts relating to future periods are recorded as an unearned retainer income liability on the Company’s balance sheet. In the case of deposit contracts, which are used primarily by Teltech, a customer pays a fixed annual fee, which entitles it to access any of the Company’s service offerings throughout the contract period, up to the tot al amount of the annual deposit fee. Since deposit account customers can “spend” their contract fee at any time within the annual contract period, deposit account revenues are only recognized within the contract period as services are actually provided to customers, with any unused deposit amounts recognized as revenue in the final month of the contract. As with retainer fees, deposit contract fees are required to be paid in advance, primarily annually, and any billed amounts relating to future periods are recorded as unearned retainer income, a current liability on the Company’s balance sheet.

With regard to the Company’s non-subscription based services, including quantitative market research, in-depth consulting and outsourced information services, revenues are recognized primarily on a percentage-of-completion basis. The Company typically enters into discrete contracts with customers for these services on a project-by-project basis. Payment milestones differ from contract to contract based on the client and the type of work performed. Generally, the Company invoices a client for a portion of a project in advance of work performed, with the balance invoiced throughout the fulfillment period and/or after the work is completed. However, revenue and costs are only recognized to the extent of each contract’s percentage-of-completion. Any revenue earned in excess of billings is recorded as a cur rent asset on the Company’s balance sheet, while any billings in excess of revenue earned, which represent billed amounts relating to future periods, are recorded as unearned revenue, a current liability on the Company’s balance sheet.

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

The table below sets forth the number of common shares used in computing basic and diluted earnings (loss) per share:

	Three months ended March 31,
	2004	2003
Basic number of common shares	13,246,906	10,215,730
Effect of dilutive securities:
Warrants	--	154,123
Convertible preferred stock	--	--
Stock options	--	1,265,427

Diluted number of common shares	13,246,906	11,635,280

Warrants to purchase 2,125,515 and 150,000 shares of common stock at prices ranging from $0.01 to $3.6875 per share and at $2.25 per share, respectively, were outstanding during the three months ended March 31, 2004 and 2003, respectively, and options and redeemable convertible preferred shares, including accrued preferred dividends, to purchase 2,863,775 and 239,500 shares of common stock at prices ranging from $1.40 to $3.6875 per share were outstanding during the three months ended March 31, 2004 and 2003, respectively, but were not included in the computation of diluted EPS because the Company had a net loss attributable to common shareholders for the three months ended March 31, 2004 and because the warrants', options’, preferred shares’ and dividends’ exercise price was greater than the aver age market price of the common shares for the three months ended March 31, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123.” This statement amends SFAS No. 123 by providing alternative methods of adopting the fair-value method of accounting for stock-based compensation, if an entity elects to discontinue using the intrinsic-value method of accounting permitted in Accounting Principles Board (APB) Opinion No. 25. One of these adoption methods, under which a prospective adoption of the fair-value method would be permitted without the need for a cumulative restatement of prior periods, was available to the Company if adopted in 2003 (see Note O.).

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, the Company's net loss would have decreased for the three months ended March 31, 2004, and net income would have decreased for the three months ended March 31, 2003 to the pro forma amounts indicated below:

	Three months ended March 31, 2004	Three months ended March 31, 2003
Net income (loss) attributable to common shareholders, as reported	$(987,000)	$176,000

Add: Stock based employee compensation expense included in reported net loss, net of tax related effects	882,000	(94,000)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(67,000)	(123,000)

Pro forma net loss attributable to common shareholders	$(172,000)	$(41,000)

Earnings (loss) per share:

Basic and Diluted

As reported	$(0.01)	$0.02

Pro forma	$(0.01)	(0.00)

Such amounts were determined using the Black-Scholes option pricing model with the following weighted-average assumptions: 2004 - expected dividend yield of 0%, risk-free interest rate of 3.24%, volatility of 96% and an expected life of 5 years; 2003 - expected dividend yield of 0%, risk-free interest rate of 6%, volatility of 110% and an expected life of 5 years.

D. Non-marketable Equity Securities

In 1999, the Company entered into an agreement with idealab! and Find.com, Inc. whereby it assigned the domain name “find.com” and licensed the use of certain rights to the trademarks “find.com” and “find” to Find.com, Inc. idealab! and Find.com, Inc. are not otherwise related to the Company. Under terms of the agreement, the Company received cash and non-marketable preferred shares in idealab!, and are entitled to certain future royalties. The preferred shares received were initially valued at $500,000, and carried various rights including the ability to convert them into common shares of Find.com, Inc., and a put option to resell the shares to idealab! The put option became exercisable in December 2002. Under the terms of the put option, idealab! could either repurchase the prefer red shares for $1,500,000 in cash, or elect to return the find.com domain name to us. In the latter case, the Company would retain the preferred shares.

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

Subsequent to the quarter ended March 31, 2004 in a letter dated April 23, 2004 from idealab! to its shareholders, idealab! announced that it had reached a settlement with Series D plaintiffs, which does not include the Company (the “plaintiffs”), whereby the plaintiffs agreed to vote their shares in favor of an amendment to idealab!’s charter that would reduce the liquidation preference of idealab!’s Series D Preferred Stock from $100.00 per share to $19.00 per share. Furthermore, upon completion of the above settlement, idealab! plans to commence a tender offer to the remaining Series D shareholders, which the Company is included, for $19.00 per share. The settlement agreement requires that the purchase price be reduced by the tendering holders’ pro rata share of the plaintiffs’ l itigation expenses. These expenses will range from $1.00 to $1.50 per share. As a result of this pending settlement, the Company concluded the net realizable value of its idealab! preferred shares had declined to an estimated $90,000 at March 31, 2004, and took a charge to operations of $95,000 during the quarter then ended. Since the idealab! preferred shares continue to be an investment in a start-up enterprise, it is reasonably possible in the near term that our estimate of the net realizable value of the preferred shares could be further reduced.

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

E. Debt

As of March 31, 2004, there was $1,100,000 outstanding on a term note with JP Morgan Chase Bank (the “Term Note”), of which $400,000 is classified as current. The Term Note bears interest at prime plus 1.25% (5.25% at March 31, 2004), and is payable in quarterly installments and a $500,000 balloon payment through December 31, 2005. Interest expense related to the Term Note amounted to $16,000 for the quarter ended March 31, 2004. The Term Note contains certain restrictions on the conduct of our business, including, among other things, restrictions, generally, on incurring debt, making investments, creating or suffering liens, tangible net worth, current ratio, cash flow coverage, or completing mergers.

The Company maintains a $1,000,000 line of credit with JP Morgan Chase Bank (the “Line of Credit”). The Line of Credit bears interest at prime plus 0.50% (4.5% at March 31, 2004). As of March 31, 2004 $876,000 remains outstanding and is classified as current. Interest expense related to the Line of Credit amounted to $8,000 for the quarter ended March 31, 2004. The Line of Credit contains certain restrictions on the conduct of its business, including, among other things, restrictions, generally, on incurring debt, and creating or suffering liens.

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

F. Income Taxes

The $4,000 income tax benefit for the three months ended March 31, 2004 represents less than 1% of the loss before benefit for income taxes. The $11,000 income tax provision for the three months ended March 31, 2003 represents 5.8% of income before provision for income taxes. The difference between these rates and the statutory rate primarily relates to expenses that are not deductible for income tax purposes.

Of the net deferred tax asset, $505,000 is classified as current as of March 31, 2004 and December 31, 2003.

G. Stock Options

During the three month period ended March 31, 2004, options to purchase 37,500 shares of common stock were granted under the Company’s Stock Option Plans, at a price of $1.79, which represents the fair market value of such shares on the dates of grant. Stock based compensation was $882,000 for the period ended March 31, 2004.

During the three month period ended March 31, 2003, options to purchase 218,500 shares of common stock were granted under the Company’s Stock Option Plan, at a price of $1.25, which represents the fair market value of such shares on the dates of grant. Stock based compensation was ($94,000) for the period ended March 31, 2003.

Stock options were granted in November 2001 for future services to be rendered to the Company by the Chief Executive Officer (“CEO”), the Chairman and a consultant. In 2003, the Company’s Board approved the acceleration of the vesting of 117,000 and 105,000 options granted to the CEO and Chairman, respectively. This action was taken to generate additional funds at the time of the Company’s acquisition of Teltech. Compensation expense related to such grants was $146,000 for the three-month period ended March 31, 2004.

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

(in thousands)	Three Months Ended March 31,
	2004[1]	2003[1]	$ Change	% Change
Revenues
QCS [2]	$4,373	$4,708	$(335)	7.1%
SCRG [2]	407	394	13	3.3%
Quantitative Market Research	2,713	--	2,713	--
Teltech	2,113	--	2,113	--
Revenues	$9,606	$5,102	$4,504	88.3%

Operating income (loss)
QCS [2]	$359	$806	$(447)	55.4%
SCRG [2]	(138)	(344)	206	59.8%
Quantitative Market Research	199	--	199	--
Teltech	239	--	239	--
Total segment operating income	659	462	197	42.6%
Corporate & other [2,3]	(1,206)	(335)	(871)	260.0%
Operating (loss) income	$(547)	$127	$(674)	530.7%

Income (loss) Before Income Taxes
QCS [2]	$359	$806	$(447)	55.4%
SCRG [2]	(138)	(344)	206	59.8%
Quantitative Market Research	106	--	106	--
Teltech	145	--	145	--
Total segment income before income taxes	472	462	10	2.1%
Corporate & other [2,3]	(1,340)	(275)	(1,065)	387.2%
(Loss) income before provision for income taxes	$(868)	$187	$(1,055)	564.1%

[1]	The financial statements for the three months ended March 31, 2004 and 2003 have been restated as discussed in Note N to these condensed consolidated financial statements.

[2]	Prior year segment amounts have been revised as a result of a realignment of certain activities, including the association of certain QCS segment activity with Corporate and Other

[3]	Represents the effect of direct costs and selling general, and administrative expenses not attributable to a single segment.

I. Commitments and Contingencies

See Note M. “Acquisitions” for information regarding contingent payments related to the acquisitions of Guideline and Teltech.

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

The consideration for this acquisition consisted of the following:

•  Approximately $3,903,000 paid in cash (includes $431,000 and $8,000 of paid transaction costs during the year ended December 31, 2003, and the three months ended March 31, 2004, respectively), net of cash acquired. $60,000 of transaction costs and a $50,000 payment to one of the Guideline executives remain accrued as of March 31, 2004;

•  571,237 common shares valued at $760,000 (295,043 of the common shares were placed in escrow to secure the indemnification obligations of the sellers);

•  Within thirty days from the first anniversary date of the acquisition, a potential deferred consideration amount (the “One Year Deferred Consideration”) of $1 million contingent upon Guideline achieving adjusted EBITDA (as defined in the purchase agreement) for the twelve-month period following the acquisition (“One Year Adjusted EBITDA”) of at least $1.2 million. It is anticipated that $1 million will be due, and this amount has been accrued by the Company as of March 31, 2004. Each of the Sellers may separately elect to have up to fifty percent (50%) of the amount of any One Year Deferred Consideration payable to such Seller in an amount of duly authorized an d non-assessable unregistered shares of Company common stock.

•  Within thirty days from the second anniversary date of the acquisition, a potential deferred consideration amount (the “Two Year Deferred Consideration”) of $1.845 million contingent upon Guideline achieving adjusted EBITDA (as defined in the purchase agreement) for the 24-month period following the acquisition (“Two Year Adjusted EBITDA”) of $2.65 million plus 25% of the amount by which Two Year Adjusted EBITDA exceeds $2.65 million would be due. If Two Year Adjusted EBITDA is less than $2.65 million, but greater than $2.2 million, the Two Year Deferred Consideration would be between $0 and $1.845 million based on a specific formula set forth i n the purchase agreement.

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

The consideration for this acquisition consisted of the following:

•  Approximately $3,235,000 paid in cash (including $177,000 of transaction costs). As of March 31, 2004, of the $236,000 in total transaction costs, approximately $65,000 of transaction costs remains accrued.

•  32,700 unregistered shares of the Company’s Common Stock, valued at $50,000. These shares were placed in escrow to secure the indemnification obligations of the Sellers set forth in the purchase agreement through June 25, 2004, pursuant to an escrow agreement among Sopheon, the Company, Ttech and Kane Kessler, P.C. (the “Escrow Agreement”).

•  Contingent consideration of up to a maximum of $200,000 may become payable by the Company to Sopheon in the first half of 2004 if certain customer subscription renewal goals, as defined in the purchase agreement, are attained. This amount has been accrued as of March 31, 2004.

The Company is in the process of finalizing its valuation of the assets and liabilities it has acquired and assumed for its allocation of the purchase price of the Teltech transaction. The Company expects to finalize its valuation no later than the second quarter of 2004. The Company’s preliminary allocation of the purchase price of the Teltech acquisition is subject to refinement based on the final determination of fair values.

The following table sets forth the components of the purchase price for both the Guideline and Teltech acquisitions:

	Guideline	Teltech	Total
Cash paid (including transaction costs)	$3,903,000	$3,235,000	$7,138,000
Accrued contingent earnout payments	1,050,000	200,000	1,250,000
Accrued transaction costs	60,000	65,000	125,000
Common stock issued to sellers	760,000	50,000	810,000
Total purchase consideration	$5,773,000	$3,550,000	$9,323,000

The following table provides the preliminary estimated fair value of the acquired assets and assumed liabilities:

	Guideline	Teltech	Total
Current assets	$1,786,000	$1,235,000	$3,021,000
Property and equipment	102,000	287,000	389,000
Other assets	267,000	--	267,000
Liabilities assumed, current	(2,236,000)	(3,358,000)	(5,594,000)
Liabilities assumed, non-current	(67,000)	--	(67,000)
Fair value of net liabilities assumed	(148,000)	(1,836,000)	(1,984,000)
Preliminary goodwill	5,352,000	4,735,000	10,087,000
Amortizable intangible assets	421,000	527,000	948,000
Indefinite-lived intangible assets	148,000	124,000	272,000
Total purchase consideration	$5,773,000	$3,550,000	$9,323,000

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

Pro Forma Results of Operations (Unaudited)
Three months ended March 31, 2003
Total pro forma revenue	$8,904,000
Pro forma net income	$133,000
Pro forma earnings per share attributable to common shareholders:
Basic and diluted	$0.02

N. Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2004, the Company’s management determined that the Company should have been accounting for its stock option awards as variable awards under APB No. 25. The Company has historically accounted for the 2,503,775 stock option awards under the 1996 and 2003 Stock Option Plans as of March 31, 2004 as fixed; however, due to a specific plan provision permitting cashless exercise payment terms as one of the available methods for payment of the exercise price, the Company concluded that variable treatment was required under APB No. 25. In addition, the Company has reclassified a $50,000 loan made to a former employee to acquire shares of the Company’s stock from Other A ssets to a component of Shareholders’ Equity, and reclassified certain 2004 project activity related to its SCRG segment between Accounts Receivable and Unearned Retainer Income. As a result, the accompanying condensed consolidated financial statements for the three months ended March 31, 2004 and 2003 have been restated from the amounts previously reported.

A summary of the significant effects of the restatements is as follows:

	Three months ended March 31, 2004
	(in thousands, except per share data )
	As Originally Reported	As Restated

Direct costs	$5,554	$5,675
Selling, general and administrative expenses	3,746	4,478
Operating income (loss)	306	(547)
Loss before income taxes	(15)	(868)
Net loss	(11)	(864)
Net loss attributable to common shareholders	(134)	(987)
Loss per common share, basic and diluted	$(0.01)	$(0.07)

Total assets	$25,772	$24,945
Shareholders’ equity	$7,470	$7,291

	Three months ended March 31, 2003
	(in thousands, except per share data )
	As Originally Reported	As Restated
Direct costs	$2,367	$2,344
Selling, general and administrative expenses	2,730	2,631
Operating income	5	127
Income before income taxes	65	187
Net income	45	176
Net income attributable to common shareholders	45	176
Earnings per common share, basic and diluted	$0.02	$0.02

O. Subsequent Events

On May 10, 2004 (the “Closing Date”), the Company raised $13,500,000 through a private placement of (i) 6,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) and (ii) warrants to purchase an aggregate of 3,000,000 shares of Common Stock. The Company sold 6,000,000 units at $2.25 per unit, with each unit consisting of one share of Common Stock and one warrant to purchase one-half of one share of Common Stock at an exercise price of $3.00 per full share. The warrants are exercisable at any time before May 10, 2009. The net proceeds of the sale of the Common Stock and the warrants is intended to be used by the Company for repaying debt, working capital and general corporate purposes, including the financing of potential acquisitions. The Common Stock and Warrants are characterized as “restricted securities” under the U.S. federal securities laws inasmuch as they are being acquired from the Company in a transaction not involving a public offering and that under such laws and applicable regulations such securities may be resold without registration under the 1933 Act only in certain limited circumstances. The Company is obligated to file a Registration Statement within 35 days of the Closing Date covering the resale of the shares of Common Stock purchased in the private placement, as well as those shares of Common Stock underlying the Warrants.

On April 21, 2004, the Company sold its Information Advisor newsletter business (“IA”) to Information Today. The sale proceeds to the Company consisted of $52,500 in cash, $15,000 of free advertising, and the buyer’s assumption of an unearned income liability, less transaction expenses.

On April 1, 2004, Stephan B. Sigaud, an Executive Vice President, and the Company mutually and amicably agreed that Mr. Sigaud would end his employment with the Company. A specific date for Mr. Sigaud’s formal departure has not been set but Mr. Sigaud has agreed to stay with the Company until at least June 1, 2004.

On April 28, 2004, the Company entered into an employment agreement with Marc Litvinoff, commencing on May 17, 2004 and continuing until May 16, 2005; provided, that the employment agreement shall be automatically renewed for an additional one-year period unless the Company provides Mr. Litvinoff with written notice. Commencing May 17, 2004, Mr. Litvinoff will serve as the Company’s Chief Operating Officer, and a member of the Company’s Operating Management Group. Mr. Litvinoff will assume all responsibilities for client services at the Company. See Part II. Item 5. - Other Information.

In November 2004, the Company adopted the fair value method of accounting for stock based compensation prescribed by SFAS No. 123 under the modified prospective method permitted by SFAS No. 148. The adoption of SFAS No. 123 will be reflected in the Company’s annual financial statements for the year ended December 31, 2004.

The following is a pro forma summary of the effects of adoption of SFAS No. 123, as amended by SFAS No. 148, on the Company’s restated financial statements as of and for the three months ended March 31, 2004 as if the adoption had occurred on January 1, 2004.

	Three months ended March 31, 2004
	(in thousands, except per share data)
	As Currently Reported	Pro Forma Upon Adoption of SFAS No. 123
Direct costs	$5,675	$5,567
Selling, general and administrative expenses	4,478	3,769
Operating income (loss)	(547)	270
Loss before income taxes	(868)	(51)
Net loss	(864)	(49)
Net loss attributable to common shareholders	(987)	(170)
Loss per common share, basic and diluted	$(0.07)	$(0.01)

Total assets	$24,945	$24,945
Shareholders’ equity	$7,291	$7,291

ITEM 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this form 10-Q/A.

Three months ended March 31, 2004 compared to three months ended March 31, 2003.

As discussed in Note N to the condensed consolidated financial statements, the Company’s March 31, 2004 and 2003 financial statements have been restated. The accompanying management’s discussion and analysis gives effect to these restatements.

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

We are organized into four business segments: Quick Consulting Service (“QCS”), which is a subscription-based service that functions like an in-house corporate research center for our customers; Strategic Consulting and Research Group (“SCRG”), which provides in-depth custom research and competitive intelligence services for larger projects; Quantitative Market Research, effectively the Guideline business, which provides full service quantitative custom market research services, such as large-scale consumer surveys; and Teltech, which provides a full range of outsourced information and consulting services to customers in R&D and related technical sectors. References to “Corporate” and “Other” in our financial statements refer to the portion of assets and activities tha t are not allocated to a segment.

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

(in thousands)	Three Months Ended March 31,
	2004	2003		$ Change	% Change
Revenues
QCS [1]	$4,373		$4,708	$(335)	7.1%
SCRG [1]	407		394	13	3.3%
Quantitative Market Research	2,713		--	2,713	--
Teltech	2,113		--	2,113	--
Revenues	$9,606		$5,102	$4,504	88.3%

Operating (loss) income
QCS [1]	$359		$806	$(447)	55.4%
SCRG [1]	(138)		(344)	206	59.8%
Quantitative Market Research	199		--	199	--
Teltech	239		--	239	--
Total segment operating income	659		462	197	42.6%
Corporate & other [1,2]	(1,206)		(335)	(871)	260.0%
Operating (loss) income	$(547)		$127	$(674)	530.7%

Income (loss) Before Income Taxes
QCS [1]	$359		$806	$(447)	55.4%
SCRG [1]	(138)		(344)	206	59.8%
Quantitative Market Research	106		--	106	--
Teltech	145		--	145	--
Total segment income before income taxes	472		462	10	2.1%
Corporate & other [1,2]	(1,340)		(275)	(1,065)	387.2%
(Loss) income before provision for income taxes	$(868)	$	$ 187	$(1,055)	564.1%

[1] Prior year segment amounts have been revised as a result of a realignment of certain activities, including the association of certain QCS segment activity with Corporate and Other.

[2] Represents the effect of direct costs and selling, general, and administrative expenses not attributable to a single segment.

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

QCS

QCS revenues, which result from annual retainer contracts paid by clients on a monthly, quarterly, semi-annual or annual basis, decreased by $335,000, or 7.1%, from $4,708,000 for the three months ended March 31, 2003 to $4,373,000 for the three months ended March 31, 2004. The decrease from 2003 to 2004 was a result of cancellations that were not sufficiently offset by new clients despite increased retainer rates. We beli eve that cancellations were primarily a result of continued weak economic conditions, as well as the perception among certain customers that research can be conducted internally using the internet. However, at March 31, 2004, there were a greater number of annual renewals which were billed than the same period in the prior year.

SCRG

SCRG revenues, which result from consulting engagements addressing clients’ business issues, increased by $13,000, or 3.2%, from $394,000 for the three months ended March 31, 2003 to $407,000 for the three months ended March 31, 2004. The increase from 2003 to 2004 was due to a greater number of cash projects booked during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003.

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

Costs of products and services sold

Direct costs, which are those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases, increased by $3,331,000, or 142.1%, from $2,344,000 for the three months ended March 31, 2003 to $5,675,000 for the three months ended March 31, 2004. Direct costs represented 59.0% and 45.9% of revenues for the three months ended March 31, 2004 and 2003, respectively. The increase in total direct costs was primarily the result of the acquisition of Guideline during the quarter ended June 30, 2003 and the acquisition of Teltech during the quarter ended September 30, 2003. Guideline’s and Teltech’s direct costs consist of both direct labor and direct costs, such as subcontractors who perform fieldwork for many of their projects, annual costs related to the use of external content providers, and other necessary costs incurred in order to fulfill client requests. Exclusive of Guideline and Teltech, direct costs decreased by approximately $166,000 from 2003 to 2004 as a result of decreased direct labor costs, including reduced stock compensation expense, decreased use of sub-contractors in SCRG, and more favorable pricing from our use of outside electronic services.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $1,847,000, or 70.2%, from $2,631,000, or 51.5% of revenue, for the three months ended March 31, 2003 to $4,478,000, or 46.6% of revenue, for the three months ended March 31, 2004. The increase in selling, general and administrative was due primarily to the acquisitions of Guideline, which took place during the quarter ended June 30, 2003 (total Guideline selling, ge neral and administrative expenses were $480,000), and Teltech, which took place during the quarter ended September 30, 2003 (total Teltech selling, general and administrative expenses were $555,000. Even though selling, general, and administrative expenses increased, the percentage of revenue that these expenses represents decreased from 2003 to 2004. Exclusive of Guideline and Teltech, selling, general and administrative expenses increased by $812,000, or 30.8%, from 2003 to 2004, as a result primarily of increased indirect labor costs, including increased stock compensation expense, increased professional fees, increased public relations fees, and increased bad debt expense because part of the bad debt reserve was released during the quarter ended March 31, 2003. These expense increases were partially offset by various cost containment measures.

Interest expense

Interest expense increased by $199,000 from $27,000 for the three months ended March 31, 2003 to $226,000 for the three months ended March 31, 2004. The increase was a result of additional borrowings, related to the acquisitions of Guideline and Teltech during the year ended December 31 , 2003, which were partially offset by repayments on existing debt. Included in interest expense was non-cash interest expense of $67,000, which was accreted as additional interest expense due to the difference between the initial relative fair value and the stated value of the notes that the Company issued to Petra Mezzanine Fund, L.P. in connection with the above acquisitions (See “Liquidity and Capital Resources”).

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

Operating Income

Our results of operations decreased by $674,000 from operating income of $127,000 for the three months ended March 31, 2003 to an operating loss of $547,000 for the three months ended March 31, 2004. This is primarily the result of the acquisitions of Guideline and Teltech during 2003 and increased operating income in SCRG, offset by decreased operating income in QCS and increased Corporate and other expenses, including inc reased stock compensation expense.

Income Taxes

The $4,000 income tax benefit for the quarter ended March 31, 2004 represents less than 1% of pre-tax loss. The income tax benefit was different than the statutory rate primarily because certain variable stock compensation expense in addition to meals and entertainment and key-man life insurance premiums, are not deductible for tax purposes, and result in a different effective tax rate than the statutory rate.

The $11,000 income tax provision for the three months ended March 31, 2003 represents 5.8% of the income before provision for income taxes. The difference between this rate and the statutory rate primarily relates to expenses that are not deductible for income tax purposes.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. Our preparation of our financial statements requires us to make estimates and judgments that affect reported amounts of assets, liabilities and revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowances for doubtful accounts, useful lives of property, plant and equipment and intangible assets, goodwill, deferred tax asset valuation allowances, valuation of non-marketable equity securities and other accrued expenses. We base our estimates on historical experience and on various other assumption s, which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

Revenue Recognition

Approximately 60% of the Company’s revenues were derived from subscription contracts with customers, including all of the revenues of the QCS business segment and approximately 50% of the revenues of the Teltech business segment. The remaining 40% of the Company’s revenues consisted of quantitative market research projects, in-depth consulting projects and outsourced information services.

The Company’s subscription services are provided under two different types of subscription contracts - retainer contracts and deposit contracts. Retainer contracts, which are used primarily by QCS, charge customers fixed monthly subscription fees to access QCS services, and revenues are recognized ratably over the term of each subscription. Retainer fees are required to be paid in advance by customers on either a monthly, quarterly or annual basis, and all billed amounts relating to future periods are recorded as an unearned retainer income liability on the Company’s balance sheet. In the case of deposit contracts, which are used primarily by Teltech, a customer pays a fixed annual fee, which entitles it to access any of the Company’s service offerings throughout the contract period, up to the tot al amount of the annual deposit fee. Since deposit account customers can “spend” their contract fee at any time within the annual contract period, deposit account revenues are only recognized within the contract period as services are actually provided to customers, with any unused deposit amounts recognized as revenue in the final month of the contract. As with retainer fees, deposit contract fees are required to be paid in advance, primarily annually, and any billed amounts relating to future periods are recorded as unearned retainer income, a current liability on the Company’s balance sheet.

With regard to the Company’s non-subscription based services, including quantitative market research, in-depth consulting and outsourced information services, revenues are recognized primarily on a percentage-of-completion basis. The Company typically enters into discrete contracts with customers for these services on a project-by-project basis. Payment milestones differ from contract to contract based on the client and the type of work performed. Generally, the Company invoices a client for a portion of a project in advance of work performed, with the balance invoiced throughout the fulfillment period and/or after the work is completed. However, revenue and costs are only recognized to the extent of each contract’s percentage-of-completion. Any revenue earned in excess of billings is recorded as a cur rent asset on the Company’s balance sheet, while any billings in excess of revenue earned, which represent billed amounts relating to future periods, are recorded as unearned revenue, a current liability on the Company’s balance sheet.

Goodwill and Intangibles

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Effective January 1, 2002 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized. Instead, goodwill is evaluated for impairment using a two-step process that is performed at least annually and whenever events or circumstances indicate impairment may have occurred. The first step is a comparison of the fair value of an internal reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of t he reporting unit exceeds its fair value, a second test is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of the goodwill is greater than the implied value, an impairment loss is recognized for the difference. The implied value of the goodwill is determined as of the test date by performing a purchase price allocation as if the reporting unit had just been acquired, using currently estimated fair values of the individual assets and liabilities of the reporting unit, together with an estimate of the fair value of the reporting unit taken as a whole. The estimate of the fair value of the reporting unit is based upon information available regarding prices of similar groups of assets, or other valuation techniques including present value techniques based upon estimates of future cash flow. The Company performs its annual impairment test on goodwill related to its CSSR business, which is part of the SCRG segment, and for goodwill related to our Guideline and Teltech businesses on January 1st and July 1st of its fiscal year, respectively.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We have tax loss carryforwards that have been recognized as assets on our balance sheet. These assets are subject to expiration from 2013 to 2023. Realization of the net deferred tax assets is dependent on future reversals of existing taxable tem porary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards. In 2002, after we performed an analysis of our deferred tax assets and projected future taxable income, a valuation allowance was provided for certain state and local carryforward tax operating loss assets, as we determined that it was more likely than not that these assets would not be realized during the carryforward period.

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

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from retainer accounts (including prepaid retainer fees from clients) and borrowings. Cash balances were $541,000 and $821,000 at March 31, 2004 and December 31, 2003, respectively. Our working capital (deficiency) position (current assets, less current liabilities) at March 31, 2004 was $(3,155,000) as compared to $(2,066,000) at December 31, 2003. Included in current liabilities is unearned retainer income of $5,369,000 as of March 31, 2004 and $3,612,000 as of December 31, 2003. Such amounts reflect amounts billed, but not yet earned.

Cash of $84,000 was used in operating activities during the quarter ended March 31, 2004 and cash of $544,000 was provided by operating activities in the quarter ended March 31, 2003. During the three months ended March 31, 2004, operating cash uses primarily related to the payment of a bonus to an executive of Guideline, and payment of a portion of previously accrued royalties to SVP International S.A. (“SVP International”). Prior to November 2001, SVP International and its affiliates owned 37% of the common shares of the Company.

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

As of March 31, 2004, there was $1,100,000 outstanding on a term note with JP Morgan Chase Bank (the “Term Note”), of which $400,000 is classified as current. The Term Note bears interest at prime plus 1.25% (5.25% at March 31, 2004), and is payable in quarterly installments, and a $500,000 balloon payment through December 31, 2005. Interest expense related to the Term Note amounted to $16,000 for the quarter ended March 31, 2004. The Term Note contains certain restrictions on the conduct of our business, including, among other things, restrictions, generally, on incurring debt, making investments, creating or suffering liens, tangible net worth, current ratio, cash flow coverage, or completing mergers.

We maintain a $1,000,000 line of credit with JP Morgan Chase Bank (the “Line of Credit”). The Line of Credit bears interest at prime plus 0.50% (4.50% at March 31, 2004). As of March 31, 2004, $876,000 remains outstanding and is classified as current. The Line of Credit contains certain restrictions on the conduct of our business, including, among other things, restrictions, generally, on incurring debt, and creating or suffering liens.

The Term Note and the Line of Credit are secured by a general security interest in substantially all of the Company’s assets.

On May 11, 2004, the covenants to compute the ratio of senior debt to consolidated tangible net worth and to compute consolidated tangible net worth under the Term Note and Line of Credit were waived as of March 31, 2004.

On April 1, 2003, we issued a Promissory Note (the “Note”) to Petra with a face value of $3,000,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Guideline. Quarterly principal payments of $250,000 are due beginning March 31, 2006 and matures on April 1, 2008. The Note was recorded at its initial relative fair value of $1,868,000. The difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities of the Note, and the resulting effective interest rate is approximately 25%. Related interest expense was $159,000 for the quarter ended March 31, 2004, of which $58,000 related to the non-cash accretion of the carrying value of the Note for the quarter ended March 31, 2004. We have the right t o prepay the Note at any time without premium or penalty. The Note is secured by a security interest in substantially all assets of the Company, and is subject to covenants relating to the conduct of our business including financial covenants related to a defined fixed charge coverage and a defined funded indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio. We were in compliance with this loan agreement as of March 31, 2004.

On July 1, 2003, we issued a Second Promissory Note (the “Second Note”) also to Petra with a face value of $500,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Teltech, a former business unit of Sopheon Corporation (“Teltech”). Quarterly principal payments of $42,000 are due beginning March 31, 2006 and matures on April 1, 2008. The Second Note was recorded at its initial relative fair value of $320,000. The difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities of the Second Note, and the resulting effective interest rate is approximately 25%. Related interest expense was $27,000 for the quarter ended March 31, 2004, of which $10,000 related to the non-cash accretio n of the carrying value of the Note for the quarter ended March 31, 2004. We have the right to prepay the Second Note at any time without premium or penalty. The Second Note is secured by a security interest in substantially all assets of the Company, and is subject to covenants relating to the conduct of our business including financial covenants related to a defined fixed charge coverage and a defined funded indebtedness to EBITDA ratio. We were in compliance with this loan agreement as of March 31, 2004.

We believe that our cash and cash equivalents on hand, including amounts drawn from the Term Note and the Line of Credit, cash generated from operations and collections of our accounts receivable, and the availability of the Line of Credit with JP Morgan Chase, will be sufficient to fund our operations for the foreseeable future.

Other Commitments and Contingencies

Within thirty days from the first anniversary date of the Guideline acquisition, a potential deferred consideration amount (the “One Year Deferred Consideration”) of $1 million contingent upon Guideline achieving adjusted EBITDA (as defined in the purchase agreement) for the twelve-month period following the acquisition (“One Year Adjusted EBITDA”) of at least $1.2 million. It is anticipated that $1 million will be due, and this amount has been accrued by the Company as of March 31, 2004. Each of the Sellers may separately elect to have up to fifty percent (50%) of the amount of any One Year Deferred Consideration payable to such Seller in an amount of duly authorized and non-assessable unregistered shares of Company common stock.

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

The consideration for this acquisition consisted of the following:

•  Approximately $3,903,000 paid in cash, net of cash acquired (includes $431,000 and $8,000 of paid transaction costs during the year ended December 31, 2003, and the three months ended March 31, 2004, respectively). $60,000 of transaction costs and a $50,000 payment to one of the Guideline executives remain accrued as of March 31, 2004;

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

•  Within thirty days from the second anniversary date of the acquisition, a potential deferred consideration amount (the “Two Year Deferred Consideration”) of $1.845 million contingent upon Guideline achieving adjusted EBITDA (as defined in the purchase agreement) for the 24-month period following the acquisition (“Two Year Adjusted EBITDA”) of $2.65 million plus 25% of the amount by which Two Year Adjusted EBITDA exceeds $2.65 million would be due. If Two Year Adjusted EBITDA is less than $2.65 million, but greater than $2.2 million, the Two Year Deferred Consideration would be between $0 and $1.845 million based on a specific formu la set forth in the purchase agreement.

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

The consideration for this acquisition consisted of the following:

•  Approximately $3,235,000 paid in cash (including $177,000 of transaction costs). As of March 31, 2004, of the $236,000 in total transaction costs, approximately $65,000 of transaction costs remains accrued.

•  32,700 unregistered shares of the Company’s Common Stock, valued at $50,000. These shares were placed in escrow to secure the indemnification obligations of the Sellers set forth in the purchase agreement through June 25, 2004, pursuant to an escrow agreement among Sopheon, the Company, Ttech and Kane Kessler, P.C. (the “Escrow Agreement”).

•  Contingent consideration of up to a maximum of $200,000 may become payable by the Company to Sopheon in the first half of 2004 if certain customer subscription renewal goals, as defined in the purchase agreement, are attained. This amount has been accrued as of March 31, 2004.

The Company is in the process of finalizing its valuation of the assets and liabilities it has acquired and assumed for its allocation of the purchase price of the Teltech transaction. The Company expects to finalize its valuation no later than the second quarter of 2004. The Company’s preliminary allocation of the purchase price of the Teltech acquisition is subject to refinement based on the final determination of fair values.

The following table sets forth the components of the purchase price for both the Guideline and Teltech acquisitions:

	Guideline	Teltech	Total
Cash paid (including transaction costs)	$3,903,000	$3,235,000	$7,138,000
Accrued contingent earnout payments	1,050,000	200,000	1,250,000
Accrued transaction costs	60,000	65,000	125,000
Common stock issued to sellers	760,000	50,000	810,000
Total purchase consideration	$5,773,000	$3,550,000	$9,323,000

The following table provides the preliminary estimated fair value of the acquired assets and assumed liabilities:

	Guideline	Teltech	Total
Current assets	$1,786,000	$1,235,000	$3,021,000
Property and equipment	102,000	287,000	389,000
Other assets	267,000	--	267,000
Liabilities assumed, current	(2,236,000)	(3,358,000)	(5,594,000)
Liabilities assumed, non-current	(67,000)	--	(67,000)
Fair value of net liabilities assumed	(148,000)	(1,836,000)	(1,984,000)
Preliminary goodwill	5,352,000	4,735,000	10,087,000
Amortizable intangible assets	421,000	527,000	948,000
Indefinite-lived intangible assets	148,000	124,000	272,000
Total purchase consideration	$5,773,000	$3,550,000	$9,323,000

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

Pro Forma Results of Operations (Unaudited)
Three months ended March 31, 2003
Total pro forma revenue	$8,904,000
Pro forma net income	$133,000
Pro forma earnings per share attributable to common shareholders: Basic and diluted	$0.02

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

Forward Looking Information: Certain Cautionary Statements

In this report, and from time to time, we may make or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. Such statements are necessarily estimates reflecting management's best judgment based on current information. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are usually identified by the use of words or phrases such as “believes,” “anticipates,” “expects,” “estimates,” “planned,” “outlook,” and “goal.” Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. In order to comply with t he terms of the safe harbor, we note that a variety of risks and uncertainties could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in forward-looking statements. While it is impossible to identify all such factors, the risks and uncertainties that may affect the operations, performance and results of our business include the risks and uncertainties set forth in the section headed “Factors That May Affect Our Future Results” of Part 7 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 and those risks and uncertainties described in this Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004.

Subsequent Events

On May 10, 2004 (the “Closing Date”), the Company raised $13,500,000 through a private placement of (i) 6,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) and (ii) warrants to purchase an aggregate of 3,000,000 shares of Common Stock. The Company sold 6,000,000 units at $2.25 per unit, with each unit consisting of one share of Common Stock and one warrant to purchase one-half of one share of Common Stock at an exercise price of $3.00 per full share. The warrants are exercisable at any time before May 10, 2009. The net proceeds of the sale of the Common Stock and the warrants is intended to be used by the Company for repaying debt, working capital and general corporate purposes, including the financing of potential acquisitions. The Common Stock and Warrants are characterized as “restricted securities” under the U.S. federal securities laws inasmuch as they are being acquired from the Company in a transaction not involving a public offering and that under such laws and applicable regulations such securities may be resold without registration under the 1933 Act only in certain limited circumstances. The Company is obligated to file a Registration Statement within 35 days of the Closing Date covering the resale of the shares of Common Stock purchased in the private placement, as well as those shares of Common Stock underlying the Warrants.

On April 21, 2004, the Company sold its Information Advisor newsletter business (“IA”) to Information Today. The sale proceeds to the Company consisted of $52,500 in cash, $15,000 of free advertising, and the buyer’s assumption of an unearned income liability, less transaction expenses.

On April 1, 2004, Stephan B. Sigaud, an Executive Vice President, and the Company mutually and amicably agreed that Mr. Sigaud would end his employment with the Company. A specific date for Mr. Sigaud’s formal departure has not been set but Mr. Sigaud has agreed to stay with the Company until at least June 1, 2004.

On April 28, 2004, the Company entered into an employment agreement with Marc Litvinoff, commencing on May 17, 2004 and continuing until May 16, 2005; provided, that the employment agreement shall be automatically renewed for an additional one-year period unless the Company provides Mr. Litvinoff with written notice. Commencing May 17, 2004, Mr. Litvinoff will serve as the Company’s Chief Operating Officer, and a member of the Company’s Operating Management Group. Mr. Litvinoff will assume all responsibilities for client services at the Company. See Part II. Item 5. - Other Information.

In November 2004, the Company adopted the fair value method of accounting for stock based compensation prescribed by SFAS No. 123 under the modified prospective method permitted by SFAS No. 148. The adoption of SFAS No. 123 will be reflected in the Company’s annual financial statements for the year ended December 31, 2004.

The following is a pro forma summary of the effects of adoption of SFAS No. 123, as amended by SFAS No. 148, on the Company’s restated financial statements as of and for the three months ended March 31, 2004 as if the adoption occurred on January 1, 2004.

	Three months ended March 31, 2004
	(in thousands, except per share data)
	As Currently Reported	Pro Forma Upon Adoption of SFAS No. 123
Direct costs	$5,675	$5,567
Selling, general and administrative expenses	4,478	3,769
Operating income (loss)	(547)	270
Loss before income taxes	(868)	(51)
Net loss	(864)	(49)
Net loss attributable to common shareholders	(987)	(170)
Loss per common share, basic and diluted	$(0.07)	$(0.01)

Total assets	$24,945	$24,945
Shareholders’ equity	$7,291	$7,291

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

PART II.
OTHER INFORMATION

ITEM 5.
Other Information

On April 28, 2004, the Company entered into an employment agreement with Marc Litvinoff, commencing on May 17, 2004 and continuing until May 16, 2005; provided, that the employment agreement shall be automatically renewed for an additional one-year period unless the Company provides Mr. Litvinoff with written notice. Commencing May 17, 2004, Mr. Litvinoff will serve as the Company’s Chief Operating Officer, and a member of the Company’s Operating Management Group. Mr. Litvinoff will assume all responsibilities for client services at the Company. Mr. Litvinoff’s employment agreement provides for a base salary of $230,000 per annum, plus incentive compensation. Pursuant to the employment agreement, Mr. Litvinoff will be granted a ten-year stock option to purchase 50,000 shares of the Company’s Common Stock at the fair market value on the date of grant. Options to purchase 10,001 shares under this grant vested immediately with the balance generally vesting, subject to certain acceleration events, ratably at the end of each of the first three years of Employee’s employment. Pursuant to Mr. Litvinoff’s employment agreement, Mr. Litvinoff will also be awarded (i) 100,000 shares of restricted common stock under the Company’s 2003 Stock Incentive Plan on the commencement date and (ii) 25,000 shares of restricted common stock upon commencement of a second year term. Mr. Litvinoff’s employment agreement provides further that if Mr. Litvinoff leaves the employ of the Company for good reason, is terminated by the Company without cause, or the employment agreement is not renewed by the Company, then, in each such case, Mr. Litvinoff shall be entitled to receive the base salary described above (and certain benefits) for a period (the “Restricted Period”) of six (6) months from the date of termination; provided, that for each full month that Mr. Litvinoff is employed by the Company after the commencement of the term, such period shall be increased by one additional month up to an additional six months (equaling up to an aggregate maximum period of twelve months). Mr. Litvinoff has agreed to a non-competition covenant during the term and the Restricted Period.

ITEM 6.
Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit  Description

#10.1	Employment Agreement, dated April 28, 2004 between the Company and Marc Litvinoff. (Incorporated by reference to the Company's Form 10-Q for the period ended March 31, 2004, filed on May 10, 2004)

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FIND/SVP, Inc.
(REGISTRANT)
Date: November 10, 2004	By:	/s/ David Walke
David Walke
Chief Executive Officer

Date: November 10, 2004	By:	/s/ Peter M. Stone
Peter M. Stone
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

Exhibit Index

Number      Exhibit
10.1	Employment Agreement, dated April 28, 2004, between the Company and Marc Litvinoff. (Incorporated by reference to the Company's Form 10-Q for the period ended March 31, 2004, filed on May 14, 2004)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

