Form 10-Q/A
period 2004-06-30
FIND SVP INC
filed 2004-11-12
CIK 801338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A to reflect the restatement of our financial statements for the six and three months ended June 30, 2004 and 2003. Please see Note O. to the Condensed Consolidated Financial Statements for specific information related to the restatement. The Index below contains those items that have been restated.

FIND/SVP, Inc. and Subsidiaries

PART I.
FINANCIAL INFORMATION

ITEM 1.
Financial Statements

FIND/SVP, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

Assets	June 30, 2004 (unaudited) (As restated, see Note O)	December 31, 2003

Current assets:
Cash and cash equivalents	$5,583	$821
Accounts receivable, net	5,799	6,190
Deferred tax assets	506	505
Prepaid expenses and other current assets	1,105	920

Total current assets	12,993	8,436

Equipment, software development and leasehold improvements, at cost, less accumulated depreciation and amortization of $10,546 in 2004 and $10,125 in 2003	2,181	2,368

Goodwill, net	10,171	8,765
Intangibles, net	1,069	1,137
Deferred tax assets	1,553	961
Deferred rent	421	398
Cash surrender value of life insurance	127	214
Non-marketable equity securities	23	185
Other assets	382	504
	$28,920	$22,968
Liabilities and Shareholders’ Equity

Current liabilities:
Current maturities of notes payable	$--	$1,076
Trade accounts payable	1,567	2,609
Accrued expenses and other	3,057	3,205
Unearned retainer income	3,898	3,612

Total current liabilities	8,522	10,502

Notes payable	--	3,170
Deferred compensation and other liabilities	404	419

Total liabilities	8,926	14,091

Redeemable convertible preferred stock, $.0001 par value. Authorized 2,000,000 shares; issued and outstanding 333,333 shares in 2004 and 2003, and accrued dividends	550	530

Redeemable common stock, $.0001 par value. Issued and outstanding 571,237 shares in 2004 and 2003	1,090	977

Commitments and contingencies (Note J)

Shareholders’ equity:
Common stock, $.0001 par value. Authorized 100,000,000 shares; issued and outstanding 18,802,286 shares at June 30, 2004 and 12,641,295 shares at December 31, 2003	2	1
Capital in excess of par value	26,195	12,995
Deferred stock-based compensation	(17)	(53)
Loan receivable for stock purchase	(50)	(50)
Accumulated deficit	(7,776)	(5,523)
Total shareholders’ equity	18,354	7,370
	$28,920	$22,968

See accompanying notes to condensed consolidated financial statements.

FIND/SVP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
Six months ended June 30
(in thousands, except share and per share data)

	2004	2003

	(As restated, see Note O)

Revenues	$19,317	$12,165

Operating expenses:
Direct costs	11,551	6,353
Selling, general and administrative expenses	8,985	6,550
Total operating expenses	20,536	12,903

Operating loss	(1,219)	(738)

Other income	2	92
Gain on sale of assets	92	--
Impairment of investment	(96)	--
Interest expense	(1,602)	(217)
Loss before benefit for income taxes	(2,823)	(863)

Benefit for income taxes	570	26

Net loss	(2,253)	(837)

Less: Preferred dividends	(20)	--

Less: Accretion on redeemable common shares	(113)	(147)

Loss attributable to common shareholders	$(2,386)	$(984)

Loss per common share: Basic and diluted	$(0.16)	$(0.09)

Weighted average number of common shares: Basic and diluted	15,004,459	10,505,680

See accompanying notes to condensed consolidated financial statements.

FIND/SVP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
Three months ended June 30
(in thousands, except share and per share data)

	2004	2003

	(As restated, see Note O)

Revenues	$9,711	$7,063

Operating expenses:
Direct costs	5,876	4,009
Selling, general and administrative expenses	4,507	3,919
Total operating expenses	10,383	7,928

Operating loss	(672)	(865)

Other income	2	4
Gain on sale of assets	92	--
Impairment of investment	(1)	--
Interest expense	(1,376)	(189)

Loss before benefit for income taxes	(1,955)	(1,050)

Benefit for income taxes	566	46

Net loss	(1,389)	(1,013)

Less: Preferred dividends	(10)	--

Less: Accretion on redeemable common shares	--	(147)

Loss attributable to common shareholders	$(1,399)	$(1,160)

Loss per common share:
Basic and diluted	$(0.08)	$(0.11)

Weighted average number of common shares:
Basic and diluted	16,762,013	10,792,443

See accompanying notes to condensed consolidated financial statements.

FIND/SVP, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited) Six months ended June 30
(in thousands)

	2004	2003

	(As restated, see Note O)

Cash flows from operating activities:
Net loss	$(2,253)	$(837)

Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	506	511
Allowance for doubtful accounts	107	60
Unearned retainer income	(767)	1,048
Deferred income taxes	(593)	(78)
Compensation from option grants	957	847
Deferred compensation	(15)	28
Non-cash interest	1,356	51
Impairment of investment	96	--
Gain on sale of assets	(92)	--

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,385	(2,017)
Increase in prepaid expenses and other current assets	(170)	(41)
(Increase) decrease in rental asset	(23)	120
Decrease in cash surrender value of life insurance	87	181
Increase in other assets	(96)	(404)
(Decrease) increase in accounts payable and accrued expenses	(1,022)	942

Net cash (used in) provided by operating activities	(537)	411

Cash flows from investing activities:
Capital expenditures	(220)	(222)
Sale of non-marketable securities	67	--
Purchase of Guideline	(1,127)	(3,842)
Purchase of Teltech	(441)	--

Net cash used in investing activities	(1,721)	(4,064)

Cash flows from financing activities:
Principal borrowings under notes payable, net of closing costs	200	1,966
Principal payments under notes payable	(5,576)	(230)
Issuance of preferred stock	--	693
Issuance of warrant	--	742
Proceeds from issuance of common stock	12,363	--
Proceeds from exercise of stock options and warrants	40	4
Payments under capital lease	(7)	(5)

Net cash provided by financing activities	7,020	3,170

Net increase (decrease) in cash and cash equivalents	4,762	(483)

Cash and cash equivalents at beginning of period	821	968

Cash and cash equivalents at end of period	$5,583	$485

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$221	$113

Taxes paid	$22	$--

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

Warrants to purchase 5,125,515 and 1,247,222 shares of common stock at prices ranging from $0.01 to $3.00 per share, and at prices ranging from $0.01 to $2.25 per share, and related weighted average prices per share of $2.12 and $1.18, respectively, were outstanding during the six and three months ended June 30, 2004 and 2003, respectively, and options and redeemable convertible preferred shares, including accrued preferred dividends, to purchase 3,176,191 and 3,439,030 shares of common stock at prices ranging from $0.41 to $3.6875 per share, and related weighted average prices per share of $2.29 and $1.05, respectively, were outstanding during the six and three months ended June 30, 2004 and 2003, respectively, but were not included in the computation of diluted EPS because the Company had a net loss attributab le to common shareholders for the six and three months ended June 30, 2004.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123.” This statement amends SFAS No. 123 by providing alternative methods of adopting the fair-value method of accounting for stock-based compensation, if an entity elects to discontinue using the intrinsic-value method of accounting permitted in Accounting Principles Board (APB) Opinion No. 25. One of these adoption methods, under which a prospective adoption of the fair-value method would be permitted without the need for a cumulative restatement of prior periods, was available to the Company if adopted in 2003 (see Note P.).

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, the Company's net loss would have decreased for the six months ended June 30, 2004 and 2003 and the three months ended June 30, 2003, but would have increased for the three months ended June 30, 2004 to the pro forma amounts indicated below:

	Six months ended June 30, 2004	Six months ended June 30, 2003	Three months ended June 30, 2004	Three months ended June 30, 2003

Net loss attributable to common shareholders, as reported	$(2,386,000)	$(984,000)	$(1,399,000)	$(1,160,000)
Add: Stock based employee compensation expense included in reported net loss, net of tax related effects	957,000	847,000	75,000	941,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(234,000)	(268,000)	(167,000)	(145,000)
Pro forma net loss attributable to common shareholders	$(1,663,000)	$(405,000)	$(1,491,000)	$(364,000)
Earnings (loss) per share:
Basic and Diluted
As reported	$(0.16)	$(0.09)	$(0.08)	$(0.11)
Pro forma	$(0.11)	$(0.04)	$(0.09)	$(0.03)

Such amounts were determined using the Black-Scholes option pricing model with the following weighted-average assumptions: 2004 - expected dividend yield of 0%, risk-free interest rate range of 3.24% to 3.81%, volatility of 96% and an expected life of 5 years; 2003 - expected dividend yield of 0%, risk-free interest rate of 3.24%, volatility of 109% and an expected life of 5 years.

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

On July 1, 2003, the Company issued a Second Promissory Note (the “Second Note”) with a face value of $500,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Teltech, a former business unit of Sopheon Corporation (“Teltech”). The Second Note was recorded at its initial relative fair value of $320,000. The difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities of the Second Note, and the resulting effective interest rate is approximately 25%. During May 2004, the Company repaid the outstanding principal balance of $500,000. Related interest expense was $202,000 for the six months ended June 30, 2004, of which $175,000 related to the non-cash accretion of the carrying val ue of the Second Note to the stated value of the Second Note for the six months ended June 30, 2004.

As a result of the repayment of outstanding debt during May 2004, the Company recorded additional non-cash interest expense of $223,000 to fully amortize the balance of any remaining unamortized deferred financing fees associated with the Term Note, the Note and the Second Note.

G. Income Taxes

The $570,000 and $26,000, and $566,000 and $37,000 income tax benefit for the six and three months ended June 30, 2004 and 2003, respectively, represents 20% and 3% and 29% and 4%, respectively, of the loss before benefit for income taxes. The difference between these rates and the statutory rate primarily relates to expenses that are not deductible for income tax purposes.

Of the net deferred tax asset, $506,000 and $505,000 is classified as current as of June 30, 2004 and December 31, 2003, respectively.

H. Shareholders’ Equity

Private Placement

On May 10, 2004 (the “Closing Date”), the Company raised $13,500,000 through a private placement of (i) 6,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) and (ii) warrants to purchase an aggregate of 3,000,000 shares of Common Stock. The Company sold these shares and warrants through 6,000,000 units at $2.25 per unit, with each unit consisting of one share of Common Stock and one warrant to purchase one-half of one share of Common Stock at an exercise price of $3.00 per full share. The warrants are exercisable at any time before May 10, 2009. The net proceeds of the sale of the Common Stock and the warrants were partially used by the Company to pay off its debt of approximately $5.5 million, and is also intended to be used for wo rking capital and general corporate purposes, including the financing of potential acquisitions. Transaction costs related to the private placement were approximately $1,137,000, which were recorded in capital in excess of par value as a partial offset against gross proceeds received from the private placement. The fair value of the warrants as of the Closing Date of approximately $3,231,000 was determined using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate range of 3.95%, volatility of 46% and an expected life of 5 years.

Stock Options

During the six month periods ended June 30, 2004 and 2003, options to purchase 451,000 and 543,500 shares of common stock, respectively, were granted under the Company’s Stock Option Plans, at prices ranging from $1.48 to $2.60 and $1.15 to $1.25, respectively, which represents the fair market value of such shares on the dates of grant. A substantial portion of the 2003 option grants were one-time issuances to Guideline employees in connection with the Company’s acquisition of Guideline. Stock based compensation expense was $957,000 and $847,000 and $75,000 and $941,000 for the six and three months ended June 30, 2004 and 2003, respectively.

During the six month periods ended June 30, 2004 and 2003, 121,989 and 107,147 options, respectively, were cancelled or terminated under the Company’s Stock Option Plans, at prices ranging from $0.50 to $3.6875.

Stock options were granted in November 2001 for future services to be rendered to the Company by the Chief Executive Officer (“CEO”), the Chairman and a consultant. In 2003, the Company’s Board approved the acceleration of the vesting of     117,000 and 105,000 options granted to the CEO and Chairman, respectively. This action was taken to generate additional funds at the time of the Company’s acquisition of Teltech. Compensation expense related to such grants was $157,000 and $579,000 and $11,000 and $614,000 for the six and three-month periods ended June 30, 2004 and 2003, respectively.

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

(in thousands)	Six Months Ended June 30,
	2004[1,4]	2003	$ Change	% Change
Revenues
QCS [2]	$8,635	$9,360	$(725)	7.8%
SCRG [2]	883	701	182	26.0%
Quantitative Market Research	5,669	2,104	3,565	169.4%
Teltech	4,130	--	4,130	--
Revenues	$19,317	$12,165	$7,152	58.8%

Operating income (loss)
QCS [2]	$508	$1,228	$(720)	58.6%
SCRG [2]	(20)	(397)	377	95.0%
Quantitative Market Research	576	(3)	579	19,300.0%
Teltech	373	--	373	--
Total segment operating income	1,437	828	609	73.6%
Corporate & other [2], [3]	(2,656)	(1,566)	(1,090)	69.6%
Operating loss	$(1,219)	$(738)	$(481)	65.2%

Income (loss) Before Income Taxes
QCS [2]	$508	$1,228	$(720)	58.6%
SCRG [2]	(20)	(397)	377	95.0%
Quantitative Market Research [2]	439	(164)	603	367.7%
Teltech	235	--	235	--
Total segment income before income taxes	1,162	667	495	74.2%
Corporate & other [2,3]	(3,985)	(1,530)	(2,455)	160.5%
Loss before provision for income taxes	$(2,823)	$(863)	$(1,960)	227.1%

Assets
QCS [2]	$2,756	$3,345	$(589)	17.6%
SCRG [2]	462	369	93	25.2%
Quantitative Market Research [2]	2,676	5,019	(2,343)	46.7%
Teltech	2,438	--	2,438	--
Total segment assets	8,332	8,733	(401)	4.6%
Corporate and other	20,588	7,129	13,459	188.8%
Total assets	$28,920	$15,862	$13,058	82.3%

[1] The financial statements for the six months ended June 30, 2004 and 2003 have been restated as discussed in Note O to these condensed consolidated financial statements.

2 In 2004, the Company revised its segment reporting methodology to better reflect the allocation of revenues and expenses among its business segments. For comparison purposes, the 2003 segment results presented above have also been restated to conform to this revised basis, and therefore differ from the segment figures reported in the Company’s Form 10-Q as of June 30, 2003.

[3] Represents the effect of direct costs and selling, general, and administrative expenses not attributable to a single segment.

4 On April 21, 2004, the Company sold its Information Advisor newsletter business to Information Today. The sale proceeds to the Company consisted of $52,500 in cash, $15,000 of free advertising, and the buyer’s assumption of an unearned income liability, less modest transaction expenses. The Company recorded a gain on sale of assets of $92,000.

(in thousands)	Three Months Ended June 30,
	2004[1,4]	2003	$ Change	% Change
Revenues
QCS [2]	$4,262	$4,652	$(390)	8.4%
SCRG [2]	476	307	169	55.0%
Quantitative Market Research	2,956	2,104	852	40.5%
Teltech	2,017	--	2,017	--
Revenues	$9,711	$7,063	$2,648	37.5%

Operating income (loss)
QCS [2]	$149	$422	$(273)	64.7%
SCRG [2]	118	(53)	171	322.6%
Quantitative Market Research	377	(3)	380	126.7%
Teltech	134	--	134	--
Total segment operating income	778	366	412	112.6%
Corporate & other [2,3]	(1,450)	(1,231)	(219)	17.9%
Operating loss	$(672)	$(865)	$193	22.3%

Income (loss) Before Income Taxes
QCS [2]	$149	$422	$(273)	64.7%
SCRG [2]	118	(53)	171	322.6%
Quantitative Market Research [2]	333	(164)	497	303.0%
Teltech	90	--	90	--
Total segment income before income taxes	690	205	485	236.6%
Corporate & other [2,3]	(2,645)	(1,255)	(1,390)	110.8%
Loss before provision for income taxes	$(1,955)	$(1,050)	$(905)	86.2%

[1] The financial statements for the three months ended June 30, 2004 and 2003 have been restated as discussed in Note O to these condensed consolidated financial statements.

2 In 2004, the Company revised its segment reporting methodology to better reflect the allocation of revenues and expenses among its business segments. For comparison purposes, the 2003 segment results presented above have also been restated to conform to this revised basis, and therefore differ from the segment figures reported in the Company’s Form 10-Q as of June 30, 2003.

[3] Represents the effect of direct costs and selling, general, and administrative expenses not attributable to a single segment.

4 On April 21, 2004, the Company sold its Information Advisor newsletter business to Information Today. The sale proceeds to the Company consisted of $52,500 in cash, $15,000 of free advertising, and the buyer’s assumption of an unearned income liability, less modest transaction expenses. The Company recorded a gain on sale of assets of $92,000.

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

•  Within thirty days from the second anniversary date of the acquisition, a potential deferred consideration amount (the “Two Year Deferred Consideration”) of $1.845 million contingent upon Guideline achieving adjusted EBITDA (as defined in the purchase agreement) for the 24-month period following the acquisition (“Two Year Adjusted EBITDA”) of $2.65 million plus 25% of the amount by which Two Year Adjusted EBITDA exceeds $2.65 million would be due. If Two Year Adjusted EBITDA is less than $2.65 million, but greater than $2.2 million, the Two Year Deferred Consideration would be between $0 and $1.845 million based on a specific formula set forth in the purchase agr eement.

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

•  Approximately $3,316,000 paid in cash (including $241,000 of transaction costs).

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

The Company has finalized its valuation of the assets and liabilities acquired for its allocation of the purchase price of the Teltech transaction as of June 30, 2004.

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

Pro Forma Results of Operations (Unaudited)

	Six months ended June 30, 2003	Three months ended June 30, 2003
Total pro forma revenue	$17,800,000	$8,911,000
Pro forma net loss	$(1,011,000)	$(1,088,000)
Pro forma loss per share attributable to common shareholders: Basic and diluted	$(0.10)	$(0.10)

O. Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements as of and for the six and three months ended June 30, 2004, the Company’s management determined that the Company should have been accounting for its stock option awards as variable awards under APB No. 25. The Company has historically accounted for the 2,809,525 stock option awards under the 1996 and 2003 Stock Option Plans as of June 30, 2004 as fixed; however, due to a specific plan provision permitting cashless exercise payment terms as one of the available methods for payment of the exercise price, the Company concluded that variable treatment was required under APB No. 25. In addition, the Company has reclassified a $50,000 loan made to a former employee to acquire shares of the Company’s stock from Other Assets t o a component of Shareholders’ Equity, and reclassified certain 2004 project activity related to its SCRG segment between Accounts Receivable and Unearned Retainer Income. As a result, the accompanying condensed consolidated financial statements for the six and three months ended June 30, 2004 and 2003 have been restated from the amounts previously reported.

A summary of the significant effects of the restatements is as follows:

	Six months ended June 30, 2004
		(in thousands, except per share data)
	As Originally Reported		As Restated

Direct costs	$11,359		$11,551
Selling, general and administrative expenses	8,253		8,985
Operating loss	(295)		(1,219)
Loss before income taxes	(1,899)		(2,823)
Net loss	(1,329)		(2,253)
Net loss attributable to common shareholders	(1,462)		(2,386)
Loss per common share, basic and diluted	$(0.10)		$(0.16)

Total assets	$29,981		$28,920
Shareholders’ equity	$18,533		$18,354

	Six months ended June 30, 2003
		(in thousands, except per share data)
	As Originally Reported		As Restated

Direct costs	$6,281		$6,353
Selling, general and administrative expenses	5,844		6,550
Operating income (loss)	40		(738)
Loss before income taxes	(85)		(863)
Net loss	(59)		(837)
Net loss attributable to common shareholders	(206)		(984)
Loss per common share, basic and diluted	$(0.02)		$(0.09)

	Three months ended June 30, 2004
		(in thousands, except per share data)
	As Originally Reported		As Restated

Direct costs	$5,805		$5,876
Selling, general and administrative expenses	4,507		4,507
Operating loss	(601)		(672)
Loss before income taxes	(1,884)		(1,955)
Net loss	(1,318)		(1,389)
Net loss attributable to common shareholders	(1,328)		(1,399)
Loss per common share, basic and diluted	$(0.08)		$(0.08)

	Three months ended June 30, 2003
		(in thousands, except per share data)
	As Originally Reported		As Restated

Direct costs	$3,914		$4,009
Selling, general and administrative expenses	3,114		3,919
Operating income (loss)	35		(865)
Loss before income taxes	(150)		(1,050)
Net loss	(104)		(1,013)
Net loss attributable to common shareholders	(251)		(1,160)
Loss per common share, basic and diluted	$(0.02)		$(0.11)

P.      Subsequent Event

In November 2004, the Company adopted the fair value method of accounting for stock based compensation prescribed by SFAS No. 123 under the modified prospective method permitted by SFAS No. 148. The adoption of SFAS No. 123 will be reflected in the Company’s annual financial statements for the year ended December 31, 2004.

The following is a pro forma summary of the effects of adoption of SFAS No. 123, as amended by SFAS No. 148, on the Company’s restated financial statements as of and for the six and three months ended June 30, 2004 as if the adoption had occurred on January 1, 2004.

	Six months ended June 30, 2004
		(in thousands, except per share data)	Pro Forma
	As Currently Reported		Upon Adoption of SFAS No. 123

Direct costs	$11,551		$11,446
Selling, general and administrative expenses	8,985		8,368
Operating loss	(1,219)		(497)
Loss before income taxes	(2,823)		(2,101)
Net loss	(2,255)		(1,533)
Net loss attributable to common shareholders	(2,386)		(1,664)
Loss per common share, basic and diluted	$(0.16)		$(0.11)

Total assets	$28,920		$28,920
Shareholders’ equity	$18,354		$18,354

	Three months ended June 30, 2004
		(in thousands, except per share data))	Pro Forma
	As Currently Reported		Upon Adoption of SFAS No. 123

Direct costs	$5,876		$5,879
Selling, general and administrative expenses	4,507		4,599
Operating loss	(672)		(767)
Loss before income taxes	(1,955)		(2,050)
Net loss	(1,389)		(1,484)
Net loss attributable to common shareholders	(1,399)		(1,494)
Loss per common share, basic and diluted	$(0.08)		$(0.09)

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

As discussed in Note O to the condensed consolidated financial statements, the Company’s June 30, 2004 and 2003 financial statements have been restated. The accompanying management’s discussion and analysis gives effect to these restatements.

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

Results of Operations - Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

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

(in thousands)	Six Months Ended June 30,
	2004[3]	2003	$ Change	% Change
Revenues
QCS [1]	$8,635	$9,360	$(725)	7.8%
SCRG [1]	883	701	182	26.0%
Quantitative Market Research	5,669	2,104	3,565	169.4%
Teltech	4,130	--	4,130	--
Revenues	$19,317	$12,165	$7,152	58.8%

Operating income (loss)
QCS [1]	$508	$1,228	$(720)	58.6%
SCRG [1]	(20)	(397)	377	95.0%
Quantitative Market Research	576	(3)	579	19,300.0%
Teltech	373	--	373	--
Total segment operating income	1,437	828	609	73.6%
Corporate & other [1], [2]	(2,656)	(1,566)	(1,090)	69.6%
Operating loss	$(1,219)	$(738)	$(481)	65.2%

Income (loss) Before Income Taxes
QCS [1]	$508	$1,228	$(720)	58.6%
SCRG [1]	(20)	(397)	377	95.0%
Quantitative Market Research [1]	439	(164)	603	367.7%
Teltech	235	--	235	--
Total segment income before income taxes	1,162	667	495	74.2%
Corporate & other [1,2]	(3,985)	(1,530)	(2,455)	160.5%
Loss before provision for income taxes	$(2,823)	$(863)	$(1,960)	227.1%

Assets
QCS [1]	$2,756	$3,345	$(589)	17.6%
SCRG [1]	462	369	93	25.2%
Quantitative Market Research [1]	2,676	5,019	(2,343)	46.7%
Teltech	2,438	--	2,438	--
Total segment assets	8,332	8,733	(401)	4.6%
Corporate and other	20,588	7,129	13,459	188.8%
Total assets	$28,920	$15,862	$13,058	82.3%

1 In 2004, the Company revised its segment reporting methodology to better reflect the allocation of revenues and expenses among its business segments. For comparison purposes, the 2003 segment results presented above have also been restated to conform to this revised basis, and therefore differ from the segment figures reported in the Company’s Form 10-Q as of June 30, 2003.

[2] Represents the effect of certain direct costs and selling, general, and administrative expenses not attributable to a single segment.

3 On April 21, 2004, the Company sold its Information Advisor newsletter business to Information Today. The sale proceeds to the Company consisted of $52,500 in cash, $15,000 of free advertising, and the buyer’s assumption of an unearned income liability, less modest transaction expenses. The Company recorded a gain on sale of assets of $92,000.

Revenues

Revenues increased from $12,165,000 for the six months ended June 30, 2003 to $19,317,000 for the six months ended June 30, 2004, which represents an increase of 58.8% from 2003 to 2004. The increase in revenue was due to the acquisitions of Guideline on April 1, 2003, and Teltech on July 1, 2003 and increases in our SCRG segment, partially offset by declines in our QCS segment. Specifically, QCS was affected by cancellations of retainer accounts during the first half of 2004 in excess of new sales. We believe that cancellations primarily resulted from continued uncertain general economic conditions, as well as the perception among certain customers that they can satisfy their day-to-day research needs as effectively, by using the internet. At the same time, we believe that our current clients 46; recognition of the importance of timely, competitive market research, was the primary factor contributing to the increase in SCRG revenue.

 QCS

QCS revenues, which result from annual retainer contracts paid by clients on a monthly, quarterly, semi-annual or annual basis, decreased by $725,000, or 7.8%, from $9,360,000 for the six months ended June 30, 2003 to $8,635,000 for the six months ended June 30, 2004. The decrease from 2003 to 2004 was a result of cancellations that were not sufficiently offset by an increase in new client business despite increased retain er rates. We believe that cancellations were primarily a result of continued general uncertain economic conditions, as well as the perception among certain customers that they can satisfy their day-to-day research needs internally through the use of the internet.

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

Costs of products and services sold

Direct costs, which are those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases, increased by $5,198,000, or 81.8%, from $6,353,000 for the six months ended June 30, 2003 to $11,551,000 for the six months ended June 30, 2004. Direct costs represented 60.0% and 52.2% of revenues for the six months ended June 30, 2004 and 2003, respectively . The increase in total direct costs was primarily the result of the acquisition of Guideline during the quarter ended June 30, 2003 and the acquisition of Teltech during the quarter ended September 30, 2003. Guideline’s and Teltech’s direct costs consist of both direct labor and direct costs, such as subcontractors who perform fieldwork for many of their projects, annual costs related to the use of external content providers, and other necessary costs incurred in order to fulfill client requests. Exclusive of Guideline and Teltech, direct costs decreased by approximately $110,000 from 2003 to 2004 primarily as a result of decreased direct labor costs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $2,435,000, or 37.2%, from $6,550,000, or 53.8% of revenue, for the six months ended June 30, 2003 to $8,985,000, or 46.5% of revenue, for the six months ended June 30, 2004. The increase in selling, general and administrative was due primarily to the acquisitions of Guideline, which took place during the quarter ended June 30, 2003 (total Guideline selling, general and administrative expenses were $866,000 for the six months ended June 30, 2004), and Teltech, which took place during the quarter ended September 30, 2003 (total Teltech selling, general and administrative expenses were $1,165,000 for the six months ended June 30, 2004). Also, selling, general and administrative expenses increased from 2002 to 2003 as a result of stock compensation expense.  Even though selling, general, and administrative expenses increased, the percentage of revenue that these expenses represents decreased from 2003 to 2004. Exclusive of Guideline and Teltech, selling, general and administrative expenses increased by $949,000, or 15.8% , from 2003 to 2004, resulting primarily from increased stock compensation expense, a $338,000 charge recorded for severance during the six months ended June 30, 2004 and a $530,000 charge recorded as a result of the abandonment of a lease during the second quarter of 2004.

Interest expense

Interest expense increased by $1,385,000 from $217,000 for the six months ended June 30, 2003 to $1,602,000 for the six months ended June 30, 2004. The increase was primarily the result of non-cash interest expense of $1,130,000, representing the accretion of the difference between the initial relative fair value and the stated value of the notes that the Company issued to Petra Mezzanine Fund, L.P. ("Petra") in connection with the Guideline and Teltech acquisitions (See “Liquidity and Capital Resources”). Furthermore, the notes issued to Petra were repaid in May 2004, and the remaining difference between the initial relative fair value and the stated value of $1,039,000 was accreted at that time. Total non-cash interest expense related to the Petra notes was $1,130,000 a nd $51,000 for the six months ended June 30, 2004 and 2003, respectively.

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

Operating Income

Our results of operations declined by $481,000 from an operating loss of $738,000 for the six months ended June 30, 2003 to an operating loss of $1,219,000 for the six months ended June 30, 2004.

Income Taxes

The $570,000 and $26,000 income tax benefit for the six months ended June 30, 2004 and 2003, respectively, represent 20% and 30%, respectively, of pre-tax loss. The income tax benefit was different than the statutory rate primarily because certain variable stock compensation expense in addition to meals and entertainment and key-man life insurance premiums,  are not deductible for tax purposes, and result in a different effective tax rate than the statutory rate.

Results of Operations - Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

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

(in thousands)	Three Months Ended June 30,
	2004[3]	2003	$ Change	% Change
Revenues
QCS [1]	$4,262	$4,652	$(390)	8.4%
SCRG [1]	476	307	169	55.0%
Quantitative Market Research	2,956	2,104	852	40.5%
Teltech	2,017	--	2,017	--
Revenues	$9,711	$7,063	$2,648	37.5%

Operating income (loss)
QCS [1]	$149	$422	$(273)	64.7%
SCRG [1]	118	(53)	171	322.6%
Quantitative Market Research	377	(3)	380	126.7%
Teltech	134	--	134	--
Total segment operating income	778	366	412	112.6%
Corporate & other [1,2]	(1,450)	(1,231)	(219)	17.9%
Operating loss	$(672)	$(865)	$193	22.3%

Income (loss) Before Income Taxes
QCS [1]	$149	$422	$(273)	64.7%
SCRG [1]	118	(53)	171	322.6%
Quantitative Market Research [1]	333	(164)	497	303.0%
Teltech	90	--	90	--
Total segment income before income taxes	690	205	485	236.6%
Corporate & other [1,2]	(2,645)	(1,255)	(1,390)	110.8%
Loss before provision for income taxes	$(1,955)	$(1,050)	$(905)	86.2%

1 In 2004, the Company revised its segment reporting methodology to better reflect the allocation of revenues and expenses among its business segments. For comparison purposes, the 2003 segment results presented above have also been restated to conform to this revised basis, and therefore differ from the segment figures reported in the Company’s Form 10-Q as of June 30, 2003.

[2] Represents the effect of direct costs and selling, general, and administrative expenses not attributable to a single segment.

3 On April 21, 2004, the Company sold its Information Advisor newsletter business to Information Today. The sale proceeds to the Company consisted of $52,500 in cash, $15,000 of free advertising, and the buyer’s assumption of an unearned income liability, less modest transaction expenses. The Company recorded a gain on sale of assets of $92,000.

Revenues

Revenues increased from $7,063,000 for the three months ended June 30, 2003 to $9,711,000 for the three months ended June 30, 2004, which represents an increase of 37.5% from 2003 to 2004. The increase in revenue was primarily due to the acquisition of Teltech on July 1, 2003, increased Quantitative Market Research revenue as a result of a greater number of projects booked and completed in 2004 as compared with 2003, and increases in our SCRG segment, partially offset by declines in our QCS segment. Specifically, QCS was affected by cancellations of retainer accounts during the first half of 2004 in ex cess of new sales. We believe that cancellations primarily resulted from continued uncertain general economic conditions, as well as the perception among certain customers that they can satisfy their day-to-day research needs internally as effectively, by using the internet. At the same time, we believe that our current clients’ recognition of the importance of timely, competitive market research, was the primary factor contributing to the increase in SCRG revenue.

 QCS

QCS revenues, which result from annual retainer contracts paid by clients on a monthly, quarterly, semi-annual or annual basis, decreased by $390,000, or 8.4%, from $4,652,000 for the three months ended June 30, 2003 to $4,262,000 for the three months ended June 30, 2004. The decrease from 2003 to 2004 was a result of cancellations that were not sufficiently offset by an increase in new client business despite increased re tainer rates. We believe that cancellations were primarily a result of continued general uncertain economic conditions, as well as the perception among certain customers that they can satisfy their day-to-day research needs internally through the use of the internet.

SCRG

SCRG revenues, which result from more in-depth research and consulting engagements, increased by $169,000, or 55.0%, from $307,000 for the three months ended June 30, 2003 to $476,000 for the three months ended June 30, 2004. The increase from 2003 to 2004 was due to a greater number of cash projects booked during the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003, which the Company believes res ulted from the growing recognition by clients of the importance of conducting timely market research.

Quantitative Market Research

Quantitative Market Research revenues, which result from custom market research consulting engagements, such as conducting surveys and focus groups, increased by $852,000, or 40.5%, from $2,104,000 for the three months ended June 30, 2003 to $2,956,000 for the three months ended June 30, 2004. This is primarily the result of a greater number of projects booked and completed in 2004 as compared with 2003. Secondarily, a rec urring number of projects have been contracted for in 2004 by a major client, creating an increase in revenue from this client over that of 2003. We acquired this line of business on April 1, 2003.

Teltech

Teltech revenues, which result from on-demand research, outsourced information services and in-depth projects, were $2,017,000 for the three months ended June 30, 2004.   We acquired this line of business on July 1, 2003.

Costs of products and services sold

Direct costs, which are those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases, increased by $1,867,000, or 46.6%, from $4,009,000 for the three months ended June 30, 2003 to $5,876,000 for the three months ended June 30, 2004. Direct costs represented 60.5% and 56.8% of revenues for the three months ended June 30, 2004 and 2003, respectively . The increase in total direct costs was primarily the result of the acquisition of Teltech during the quarter ended September 30, 2003. Guideline’s and Teltech’s direct costs consist of both direct labor, including stock compensation expense, and direct costs, such as subcontractors who perform fieldwork for many of their projects, annual costs related to the use of external content providers, and other necessary costs incurred in order to fulfill client requests. Exclusive of Teltech, direct costs increased by approximately $534,000 from 2003 to 2004 as a result primarily of increased stock compensation expense, use of sub-contractors in SCRG, the increased cost of fulfillment in conjunction with the increased number of projects completed by Quantitative Market Research and an increase in costs related to greater usage of electronic content.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $588,000, or 15.0%, from $3,919,000, or 55.5% of revenue, for the three months ended June 30, 2003 to $4,507,000, or 46.3% of revenue, for the three months ended June 30, 2004. The increase in selling, general and administrative was due primarily to the acquisition of Teltech, which took place during the quarter ended September 30, 2003 (total Teltech selling, genera l and administrative expenses were $600,000 for the three months ended June 30, 2004). Exclusive of Teltech, selling, general and administrative expenses decreased by $84,000, or 2.1%, from 2003 to 2004, resulting primarily from a $338,000 charge recorded for severance during the six months ended June 30, 2004 and a $530,000 charge recorded as a result of the abandonment of a lease during the second quarter of 2004. These increases were partially offset by lower stock compensation expense.

Interest expense

Interest expense increased by $1,187,000 from $189,000 for the three months ended June 30, 2003 to $1,376,000 for the three months ended June 30, 2004. The increase in interest expense was primarily the result of non-cash interest expense of $1,062,000, representing the accretion of the difference between the initial relative fair value and the stated value of the notes that the Company issued to Petra in connection with Guideline and Teltech acquisitions (See “Liquidity and Capital Resources”). Furthermore, the notes issued to Petra were repaid in May 2004, and the remaining difference between the initial relative fair value and the stated value of $1,039,000 was accreted at that time. Total non-cash interest expense related to the Petra notes was $1,062,000 and $51,000 for the three mo nths ended June 30, 2004 and 2003, respectively.

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

Operating Income

Our results of operations improved by $193,000 from an operating loss of $865,000 for the three months ended June 30, 2003 to an operating loss of $672,000 for the three months ended June 30, 2004.

Income Taxes

The $566,000 and $37,000 income tax benefit for the three months ended June 30, 2004 and 2003, respectively, represents 29% and 3.5%, respectively, of pre-tax loss. The income tax benefit was different than the statutory rate primarily because certain variable stock compensation expense in addition to meals and entertainment and key-man life insurance premiums, are not deductible for tax purposes, and result in a different effective tax rate than the statutory rate.

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

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from retainer accounts (including prepaid retainer fees from clients) and borrowings. Cash balances were $5,583,000 and $821,000 at June 30, 2004 and December 31, 2003, respectively. Our working capital (deficiency) position (current assets, less current liabilities) at June 30, 2004 was $4,486,000 as compared to $(2,066,000) at December 31, 2003. Included in current liabilities is unearned retainer income of $3,898,000 as of June 30, 2004 and $3,612,000 as of December 31, 2003. Such amounts reflect amounts billed, but not yet earned.

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

On July 1, 2003, the Company issued a Second Promissory Note (the “Second Note”) with a face value of $500,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Teltech, a former business unit of Sopheon Corporation (“Teltech”). The Second Note was recorded at its initial relative fair value of $320,000. The difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities of the Second Note, and the resulting effective interest rate is approximately 25%. During May 2004, the Company repaid the outstanding principal balance of $500,000. Related interest expense was $202,000 for the six months ended June 30, 2004, of which $175,000 related to the non-cash accretion of the carrying val ue of the Second Note to the stated value of the Second Note for the six months ended June 30, 2004.

As a result of the repayment of outstanding debt during May 2004, the Company recorded additional non-cash interest expense of $223,000 to fully amortize the balance of any unamortized deferred financing fees associated with the Term Note, the Note and the Second Note.

On May 10, 2004 (the “Closing Date”), the Company raised $13,500,000 through a private placement of (i) 6,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) and (ii) warrants to purchase an aggregate of 3,000,000 shares of Common Stock. The Company sold these shares and warrants through 6,000,000 units at $2.25 per unit, with each unit consisting of one share of Common Stock and one warrant to purchase one-half of one share of Common Stock at an exercise price of $3.00 per full share. . The warrants are exercisable at any time before May 10, 2009. The net proceeds of the sale of the Common Stock and the warrants were partially used by the Company to pay off its debt of approximately $5.5 million, and is also intended to be used for wo rking capital and general corporate purposes, including the financing of potential acquisitions. Transaction costs related to the private placement were approximately $1,137,000, which were recorded in capital in excess of par value as a partial offset against gross proceeds received from the private placement. The fair value of the warrants as of the Closing Date of approximately $3,231,000 was determined using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate range of 3.95%, volatility of 46% and an expected life of 5 years.

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

•  Within thirty days from the second anniversary date of the acquisition, a potential deferred consideration amount (the “Two Year Deferred Consideration”) of $1.845 million contingent upon Guideline achieving adjusted EBITDA (as defined in the purchase agreement) for the 24-month period following the acquisition (“Two Year Adjusted EBITDA”) of $2.65 million plus 25% of the amount by which Two Year Adjusted EBITDA exceeds $2.65 million would be due. If Two Year Adjusted EBITDA is less than $2.65 million, but greater than $2.2 million, the Two Year Deferred Consideration would be between $0 and $1.845 million based on a specific formula set forth in the purchase agr eement.

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

The 333,333 shares of Preferred Stock were issued pursuant to a Series A Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”) dated April 1, 2003. These shares have been recorded at estimated fair value of $693,000 using the relative fair value method. The Preferred Stock is convertible into shares of the Company’s common stock one-for-one, subject to adjustment for certain dilutive issuances, splits and combinations. The Preferred Stock is also redeemable at the option of the holders of the Preferred Stock beginning April 1, 2009, at a redemption price of $1.50 per share, or $500,000 in the aggregate, plus all accrued but unpaid dividends. The holders of the Preferred Stock are entitled to receive cumulative dividends, prior and in preference to any declaration or payment of any dividend on the common stock of the Company, at t he rate of 8% on the $500,000 redemption value, per annum, payable in cash or through the issuance of additional shares of Preferred Stock at the Company’s discretion. The holders of shares of Preferred Stock have the right to one vote for each share of common stock into which shares of the Preferred Stock could be converted into, and with respect to such vote, each holder of shares of Preferred Stock has full voting rights and powers equal to the voting rights and powers of the holders of the Company’s common stock. For the six and three months ended June 30, 2004, the Company recorded preferred dividends of $20,000 and $10,000, respectively, resulting in a redemption value for the Preferred Stock of $550,000 at June 30, 2004.

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

•  Approximately $3,316,000 paid in cash (including $241,000 of transaction costs).

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

The Company has finalized its valuation of the assets and liabilities acquired for its allocation of the purchase price of the Teltech transaction as of June 30, 2004.

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

Pro Forma Results of Operations (Unaudited)

	Six months ended June 30, 2003	Three months ended June 30, 2003
Total pro forma revenue	$17,800,000	$8,911,000
Pro forma net loss	$(1,011,000)	$(1,088,000)
Pro forma loss per share attributable to common shareholders: Basic and diluted	$(0.10)	$(0.10)

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

Forward Looking Information: Certain Cautionary Statements

In this report, and from time to time, we may make or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. Such statements are necessarily estimates reflecting management's best judgment based on current information. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are usually identified by the use of words or phrases such as “believes,” “anticipates,” “expects,” “estimates,” “planned,” “outlook,” and “goal.” Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. In order to comply with t he terms of the safe harbor, we note that a variety of risks and uncertainties could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in forward-looking statements. While it is impossible to identify all such factors, the risks and uncertainties that may affect the operations, performance and results of our business include the risks and uncertainties set forth in the section headed “Factors That May Affect Our Future Results” of Part 7 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 and those risks and uncertainties described in this Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004.

Subsequent Event

In November 2004, the Company adopted the fair value method of accounting for stock based compensation prescribed by SFAS No. 123 under the modified prospective method permitted by SFAS No. 148. The adoption of SFAS No. 123 will be reflected in the Company’s annual financial statements for the year ended December 31, 2004.

The following is a pro forma summary of the effects of adoption of SFAS No. 123, as amended by SFAS No. 148, on the Company’s restated financial statements as of and for the six and three months ended June 30, 2004 as if the adoption had occurred on January 1, 2004.

	Six months ended June 30, 2004
		(in thousands, except per share data)	Pro Forma
	As Currently Reported		Upon Adoption of SFAS No. 123

Direct costs	$11,551		$11,446
Selling, general and administrative expenses	8,985		8,368
Operating loss	(1,219)		(497)
Loss before income taxes	(2,823)		(2,101)

Net loss	(2,253)		(1,533)
Net loss attributable to common shareholders	(2,386)		(1,664)
Loss per common share, basic and diluted	$(0.16)		$(0.11)

Total assets	$28,920		$28,920
Shareholders’ equity	$18,354		$18,354

	Three months ended June 30, 2004
		(in thousands, except per share data)	Pro Forma
	As Currently Reported		Upon Adoption of SFAS No. 123

Direct costs	$5,876		$5,879
Selling, general and administrative expenses	4,507		4,599
Operating loss	(672)		(767)
Loss before income taxes	(1,955)		(2,050)
Net loss	(1,389)		(1,484)
Net loss attributable to common shareholders	(1,399)		(1,494)
Loss per common share, basic and diluted	$(0.08)		$(0.09)

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

PART II
OTHER INFORMATION

ITEM 6.
Exhibits and Reports on Form 8-K

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

10.1
Amendment No. 2 and Consent to Amended and Restated Senior Grid Promissory Note, dated May 20, 2004, between the Company and JPMorgan Chase Bank. (Incorporated by reference to the Company's Form 10-Q for the period ended June 30, 2004, filed on August 13, 2004)

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

FIND/SVP, Inc. (REGISTRANT)

Date: November 10, 2004	/s/ David Walke
David Walke
Chief Executive Officer

Date: November 10, 2004	/s/ Peter M. Stone
Peter M. Stone
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

                        Exhibit Index

Number	Exhibit

4.1	Purchase Agreement, dated May 10, 2004, by and among Find/SVP, Inc. and the investors named on the signature pages thereto (incorporated by reference to the Company’s Form 8-K filed on May 13, 2004)

4.2
Registration Rights Agreement, dated May 10, 2004, by and among Find/SVP, Inc. and the investors named on the signature pages thereto (incorporated by reference to the Company’s Form 8-K filed on May 13, 2004)

4.3	Form of Warrant (incorporated by reference to the Company’s Form 8-K filed on May 13, 2004)

10.1
Amendment No. 2 and Consent to Amended and Restated Senior Grid Promissory Note, dated May 20, 2004, between the Company and JPMorgan Chase Bank.(Incorporated by reference to the Company's Form 10-Q for the period ended June 30, 2004, filed on August 13, 2004)

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

