Form 10-Q
period 2004-09-30
FIND SVP INC
filed 2004-11-12
CIK 801338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period_____________ to _____________

______________________________________

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

YES ☐ NO☒

Number of shares of Common Stock, $.0001 par value per share outstanding at November 3, 2004: 19,394,800

FIND/SVP, Inc. and Subsidiaries
Index

Page
PART I. Financial Information

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets	3
September 30, 2004 (unaudited) and December 31, 2003

Condensed Consolidated Statements of Operations	4
Nine Months Ended September 30, 2004 and 2003 (as restated) (unaudited)

Condensed Consolidated Statements of Operations	5
Three Months Ended September 30, 2004 and 2003 (as restated) (unaudited)

Condensed Consolidated Statements of Cash Flows	6
Nine Months Ended September 30, 2004 and 2003 (as restated) (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	37

ITEM 4. Controls and Procedures	38

PART II. Other Information

ITEM 6. Exhibits and Reports on Form 8-K	39

Signatures	40

Index to Exhibits	41

PART I.
FINANCIAL INFORMATION

ITEM 1.
Financial Statements

FIND/SVP, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

Assets	September 30, 2004	December 31, 2003
	(unaudited)
Current assets:
Cash and cash equivalents	$4,555	$821
Accounts receivable, net	6,370	6,190
Deferred tax assets	506	505
Prepaid expenses and other current assets	1,442	920

Total current assets	12,873	8,436
Equipment, software development and leasehold improvements, at cost, less
accumulated depreciation and amortization of $10,307 in 2004 and $10,125 in 2003	2,326	2,368
Goodwill, net	10,171	8,765
Intangibles, net	1,036	1,137
Deferred tax assets	1,296	961
Deferred rent	378	398
Cash surrender value of life insurance	127	214
Non-marketable equity securities	23	185
Other assets	518	504

	$28,748	$22,968

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of notes payable	$--	$1,076
Trade accounts payable	1,965	2,609
Accrued expenses and other	2,733	3,205
Unearned retainer income	3,399	3,612

Total current liabilities	8,097	10,502
Notes payable	--	3,170
Deferred compensation and other liabilities	407	419

Total liabilities	8,504	14,091

Redeemable convertible preferred stock, $.0001 par value
Authorized 2,000,000 shares; issued and outstanding
333,333 shares in 2004 and 2003, and accrued dividends	560	530

Redeemable common stock, $.0001 par value. Issued and
outstanding 571,237 shares in 2004 and 2003	1,090	977

Commitments and contingencies (Note J) Shareholders' equity:
Common stock, $.0001 par value. Authorized 100,000,000 shares; issued and outstanding 18,823,563 shares at September 30, 2004 and
12,641,295 shares at December 31, 2003	2	1
Capital in excess of par value	25,543	12,995
Deferred stock-based compensation	(239)	(53)
Loan receivable for stock purchase	(50)	(50)
Accumulated deficit	(6,662)	(5,523)

Total shareholders' equity	18,594	7,370

	$28,748	$22,968
See accompanying notes to condensed consolidated financial statements.

FIND/SVP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
Nine months ended September 30
(in thousands, except share and per share data)

	2004	2003
		(As restated, see Note O)
Revenues	$29,232	$21,333

Operating expenses:
Direct costs	16,976	11,472
Selling, general and administrative expenses	12,044	10,022

Total operating expenses	29,020	21,494

Operating income (loss)	212	(161)
Other income	2	93
Gain on sale of assets	92	--
Impairment of investment	(96)	--
Unrealized loss on investment	(64)	--
Interest expense	(1,600)	(424)
(Loss) before benefit (provision) for income taxes	(1,454)	(492)
Benefit (provision) for income taxes	315	(200)

Net loss	(1,139)	(692)
Less: Preferred dividends	(30)	(20)
Less: Accretion on redeemable common shares	(113)	(270)

Loss attributable to common shareholders	$(1,282)	$(982)

Loss per common share:
Basic and diluted	$(0.08)	$(0.09)
Weighted average number of common shares:
Basic and diluted	16,476,589	11,324,055

See accompanying notes to condensed consolidated financial statements.

FIND/SVP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
Three months ended September 30
(in thousands, except share and per share data)

	2004	2003
		(As restated, see Note O)
Revenues	$9,915	$9,168

Operating expenses:
Direct costs	5,425	5,119
Selling, general and administrative expenses	3,059	3,472
Total operating expenses	8,484	8,591

Operating income	1,431	577
Other income	--	1
Gain on sale of assets	--	--
Unrealized loss on investment	(64)	--
Interest expense	2	(207)
Income before provision for income taxes	1,369	371
Provision for income taxes	(255)	(226)

Net income	1,114	145
Less: Preferred dividends	(10)	(20)
Less: Accretion on redeemable common shares	--	(123)
Income attributable to common shareholders	$1,104	$2

Earnings per common share:
Basic	$0.06	$0.00
Diluted	$0.05	$0.00

Weighted average number of common shares:
Basic	19,383,067	12,934,120
Diluted	21,792,010	15,048,190

See accompanying notes to condensed consolidated financial statements.

FIND/SVP, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
Nine months ended September 30
(in thousands)

	2004	2003
		(As restated, see Note O)
Cash flows from operating activities:
Net loss	$(1,139)	$(692)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	806	797
Allowance for doubtful accounts	186	92
Unearned retainer income	(213)	386
Deferred income taxes	(336)	141
Compensation from option grants	275	1,083
Deferred compensation	(115)	(121)
Non-cash interest	1,357	127
Impairment of investment	96	--
Gain on sale of assets	(92)	--
Unrealized loss on investment	64	--

Changes in assets and liabilities:
Increase in accounts receivable	(366)	(907)
(Increase) decrease in prepaid expenses and other current assets	(507)	120
Decrease in rental asset	20	147
Decrease in cash surrender value of life insurance	87	177
Increase in other assets	(297)	(199)
(Decrease) increase in accounts payable and accrued expenses	(986)	174

Net cash (used in) provided by operating activities	(1,160)	1,325

Cash flows from investing activities:
Capital expenditures	(444)	(316)
Sale of non-marketable securities	67	--
Purchase of Guideline	(1,127)	(3,942)
Purchase of Teltech	(441)	(3,071)

Net cash used in investing activities	(1,945)	(7,329)

Cash flows from financing activities:
Principal borrowings under notes payable, net of closing costs	200	2,536
Principal payments under notes payable	(5,576)	(335)
Issuance of preferred stock	--	693
Issuance of warrant	--	838
Issuance of common stock	12,181	2,376
Proceeds from exercise of stock options and warrants	43	296
Payments under capital lease	(9)	--

Net cash provided by financing activities	6,839	6,404

Net increase in cash and cash equivalents	3,734	400
Cash and cash equivalents at beginning of period	821	968

Cash and cash equivalents at end of period	$4,555	$1,368

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$221	$113
Taxes paid	$22	$--
See accompanying notes to condensed consolidated financial statements.

FIND/SVP, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

A. Management's Statement

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position at September 30, 2004, the results of operations for the nine and three month periods ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003. All such adjustments are of a normal and recurring nature. Operating results for the nine and three month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
Basic number of common shares	16,476,589	11,324,055	19,388,842	12,934,120

Effect of dilutive securities:

Warrants	--	--	1,201,184	986,681
Convertible preferred shares	--	--	--	13,892
Stock options	--	--	1,201,984	1,113,497
Diluted number of common shares	16,476,589	11,324,055	21,792,010	15,048,190

Warrants to purchase 5,125,515 and 2,125,515 shares of common stock at prices ranging from $0.01 to $3.00 per share, and at prices ranging from $0.01 to $2.25 per share, and related weighted average prices per share of $2.12 and $3.27, respectively, were outstanding during the nine months ended September 30, 2004 and 2003, respectively, and options and redeemable convertible preferred shares, including accrued preferred dividends, to purchase 3,196,258 and 2,928,966 shares of common stock at prices ranging from $0.41 to $3.6875 per share, and related weighted average prices per share of $1.30 and $1.06, respectively, were outstanding during the nine months ended September 30, 2004 and 2003, respectively, but were not included in the computation of diluted EPS because the Company had a net loss attributable to common shareholders for the nine months ended September 30, 2004 and 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123.” This statement amends SFAS No. 123 by providing alternative methods of adopting the fair-value method of accounting for stock-based compensation, if an entity elects to discontinue using the intrinsic-value method of accounting permitted in Accounting Principles Board (APB) Opinion No. 25. One of these adoption methods, under which a prospective adoption of the fair-value method would be permitted without the need for a cumulative restatement of prior periods, was available to the Company if adopted in 2003. (See Note P.)

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, the Company's net loss would have decreased for the nine months ended September 30, 2004 and 2003, and the Company’s net income would have decreased for the three months ended September 30, 2004, but the Company’s net income would have increased for the three months ended September 30, 2003 to the pro forma amounts indicated below:

	Nine months ended September 30, 2004	Nine months ended September 30, 2003[1]	Three months ended September 30, 2004	Three months ended September 30, 2003[1]
Net loss attributable to common shareholders, as reported	$(1,282,000)	$(982,000)	$1,104,000	$2,000
Add: Stock based employee compensation expense included in reported net loss, net of tax related effects	275,000	1,083,000	(682,000)	236,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(369,000)	(407,000)	(135,000)	(139,000)
Pro forma net loss attributable to common shareholders	$(1,376,000)	$(306,000)	$287,000	$99,000
Earnings (loss) per share:
Basic:
As reported	$(0.08)	$(0.09)	$0.06	$0.00
Pro forma	$(0.08)	$(0.03)	$0.01	$0.01

Diluted:
As reported	$(0.08)	$(0.09)	$0.05	$0.00
Pro forma	$(0.08)	$(0.03)	$0.01	$0.01

1 As restated, as disclosed in Note O to the condensed consolidated financial statements.

Such amounts were determined using the Black-Scholes option pricing model with the following weighted-average assumptions: 2004 - expected dividend yield of 0%, risk-free interest rate range of 3.24% to 3.81%, volatility of 89.2% and an expected life of 5 years; 2003 - expected dividend yield of 0%, risk-free interest rate of 3.24%, volatility of 109% and an expected life of 5 years.

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

On September 29, 2004, the Company, Empire Media, LLC (“Empire”), and TripleHop Technologies, Inc. (“TripleHop”) (the Company, Empire, and TripleHop are hereinafter referred to individually as a "Member" and collectively as "Members"), entered into an Operating Agreement (the “Agreement”) in order to formally establish the Find.com joint venture. Find.com has been organized as an LLC, with the Company and Empire owning 47.5% each, and TripleHop owning the balance. In exchange for its 47.5% voting interest, the Company initially contributed $50,000 cash in March 2004 and will enter into a license agreement with Find.com related to Find.com’s use of the “find.com” URL. In exchange for its 47.5% voting interest, Empire contributed $100,000 cash and will enter into a license agreement with Find.com related to Find.com’s rights to public Empire produced content. In exchange for its 5.0% non-voting interest, TripleHop entered into a license agreement with Find.com related to Find.com’s use of the underlying software which serves as the core search functionality powering the “find.com” website.

Find.com was formed for the purpose of developing, launching, owning and operating a business-focused Internet search portal utilizing the "find.com" URL, to provide search-initiated access to proprietary content and generic World Wide Web-based search results; the site is intended to be advertising supported in whole or in part, and content shall be free and/or sold on a pay-per-view basis, or on such basis as Find.com shall determine from time to time.

During the quarter ended September 30, 2004, the Company recorded an unrealized loss of $64,000 on its investment in Find.com. This represents the Company’s share of the net loss of Find.com as of and for the three months ended September 30, 2004. As of September 30, 2004, the Company’s investment in Find.com is $186,000. The Company accounts for its investment in Find.com under the equity method of accounting for investments.

F. Debt

During May 2004, the Company repaid the $1,100,000 outstanding balance on a term note with JP Morgan Chase Bank (the “Term Note”), of which $400,000 was previously classified as current. The Term Note bore interest at prime plus 1.25%. During the first quarter of 2004, the Company also paid it’s then scheduled principal payment of $100,000. Interest expense related to the Term Note amounted to $24,000 for the nine months ended September 30, 2004.

The Company maintains a $1,000,000 line of credit with JP Morgan Chase Bank (the “Line of Credit”). The Line of Credit bears interest at prime plus 0.50% (4.5% at June 30, 2004). During May 2004, the Company repaid the $876,000 outstanding balance. Interest expense related to the Line of Credit amounted to $13,000 for the nine months ended September 30, 2004. The Line of Credit contains certain restrictions on the conduct of its business, including, among other things, restrictions on incurring debt, and creating or suffering liens.

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

On April 1, 2003, the Company issued a Promissory Note (the “Note”) with a face value of $3,000,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Guideline. The Note was recorded at its initial relative fair value of $1,868,000. The difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities of the Note, and the resulting effective interest rate is approximately 25%. During May 2004, the Company repaid the outstanding principal balance of $3,000,000. Related interest expense was $1,112,000 for the nine months ended September 30, 2004, of which $955,000 related to the non-cash accretion of the carrying value of the Note to the stated value of the Note for the nine months ended September 30, 2004.

On July 1, 2003, the Company issued a Second Promissory Note (the “Second Note”) with a face value of $500,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Teltech, a former business unit of Sopheon Corporation (“Teltech”). The Second Note was recorded at its initial relative fair value of $320,000. The difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities of the Second Note, and the resulting effective interest rate is approximately 25%. During May 2004, the Company repaid the outstanding principal balance of $500,000. Related interest expense was $202,000 for the nine months ended September 30, 2004, of which $175,000 related to the non-cash accretion of the carrying value of the Second Note to the stated value of the Second Note for the nine months ended September 30, 2004.

As a result of the repayment of outstanding debt during May 2004, the Company recorded additional non-cash interest expense of $223,000 to fully amortize the balance of any remaining unamortized deferred financing fees associated with the Term Note, the Note and the Second Note.

G. Income Taxes

The $315,000 income tax benefit for the nine months ended September 30, 2004 and the $200,000 income tax provision for the nine months ended September 30, 2003, represent 21.6% and 40.6%, respectively, of the loss before benefit/provision for income taxes. The $255,000 and $226,000 income tax provision for the three months ended September 30, 2004 and 2003, respectively, represent 19% and 61%, respectively, of the income before provision for income taxes. The difference between these rates and the statutory rate primarily relates to expenses that are not deductible for income tax purposes.

Of the net deferred tax asset, $506,000 and $505,000 is classified as current as of September 30, 2004 and December 31, 2003, respectively.

H. Shareholders’ Equity

Private Placement

On May 10, 2004 (the “Closing Date”), the Company raised $13,500,000 through a private placement of (i) 6,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) and (ii) warrants to purchase an aggregate of 3,000,000 shares of Common Stock. The Company sold these shares and warrants through 6,000,000 units at $2.25 per unit, with each unit consisting of one share of Common Stock and one warrant to purchase one-half of one share of Common Stock at an exercise price of $3.00 per full share. The warrants are exercisable at any time before May 10, 2009. The net proceeds of the sale of the Common Stock and the warrants were partially used by the Company to pay off its debt of approximately $5.5 million, and is also intended to be used for working capital and general corporate purposes, including the financing of potential acquisitions. Transaction costs related to the private placement were approximately $1,319,000, which were recorded in capital in excess of par value as a partial offset against gross proceeds received from the private placement. The fair value of the warrants as of the Closing Date of approximately $3,231,000 was determined using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate range of 3.95%, volatility of 46% and an expected life of 5 years.

Stock Options and Restricted Stock

During the nine month periods ended September 30, 2004 and 2003, options to purchase 501,000 and 621,000 shares of common stock, respectively, were granted under the Company’s Stock Option Plans, at prices ranging from $1.48 to $2.60 and $1.15 to $1.55, respectively, which represents the fair market value of such shares on the dates of grant. A substantial portion of the 2003 option grants were one-time issuances to Guideline employees in connection with the Company’s acquisition of Guideline. Stock based compensation expense was $247,000 and $1,083,000 and ($710,000) and $236,000 for the nine and three months ended September 30, 2004 and 2003 respectively.

During the nine-month periods ended September 30, 2004 and 2003, 148,423 and 223,731 options, respectively, were cancelled or terminated under the Company’s Stock Option Plans, at prices ranging from $0.05 to $3.6875.

Stock options were granted in November 2001 for future services to be rendered to the Company by the Chief Executive Officer (“CEO”), the Chairman and a consultant. In 2003, the Company’s Board approved the acceleration of the vesting of  117,000 and 105,000 options granted to the CEO and Chairman, respectively. This action was taken to generate additional funds at the time of the Company’s acquisition of Teltech. Compensation expense related to such grants was $13,000 and $650,000 and $(144,000) and $35,000 for the nine and three-month periods ended September 30, 2004 and 2003, respectively.

During the nine months ended September 30, 2004, 100,000 shares of restricted stock were granted to the Company’s Chief Operating Officer. Compensation expense related to these shares was $28,000 for the nine and three-month periods ended September 30, 2004.

Loan Receivable for Stock Purchase

In 2002, the Company made a $50,000 loan to a then employee for the purchase of shares of the Company’s stock in conjunction with a private equity offering. The loan is interest-free, and matures and becomes payable on April 15, 2005.

I. Segment Reporting

The Company manages its consulting and business advisory services in the following four business segments: Quick Consulting (“QCS”), Strategic Consulting (“SCRG”), Quantitative Market Research and Teltech. The Company operates primarily in the United States. Quantitative Market Research was added as a segment as a result of the acquisition of Guideline on April 1, 2003. Teltech was added as a segment as a result of its acquisition by the Company on July 1, 2003. See Note N. “Acquisitions” for a more detailed description of these acquisitions. References to “Corporate” and “Other” in our financial statements refer to the portion of assets and activities that are not allocated to a segment.

(in thousands)	Nine Months Ended September 30,
	2004(3)	2003	$ Change	% Change
Revenues
QCS (1)	$12,807	$13,950	$(1,143)	8.2%
SCRG (1)	1,357	1,071	286	26.7%
Quantitative Market Research	8,943	4,386	4,557	103.9%
Teltech	6,125	1,926	4,199	218.0%
Revenues	$29,232	$21,333	$7,899	37.0%

Operating income (loss)
QCS (1)	$1,048	$1,908	$(860)	45.1%
SCRG (1)	24	(481)	505	105.0%
Quantitative Market Research	1,205	201	1,004	499.5%
Teltech	756	149	607	407.4%
Total segment operating income	3,033	1,777	1,256	70.7%
Corporate & other (1) (2)	(2,821)	(1,938)	(883)	45.6%
Operating (loss) income	$212	$(161)	$373	231.7%

Income (loss) Before Income Taxes
QCS (1)	$1,048	$1,908	$(860)	45.1%
SCRG (1)	24	(481)	505	105.0%
Quantitative Market Research (1)	1,068	(112)	1,180	1,053.6%
Teltech	618	120	498	415.0%
Total segment income before income taxes	2,758	1,435	1,323	92.2%
Corporate & other (1) (2)	(4,212)	(1,927)	(2,285)	176.2%
Loss before provision for income taxes	$(1,454)	$(492)	$(962)	195.5%

Assets
QCS (1)	$2,534	$3,284	$(750)	22.8%
SCRG (1)	1,852	641	1,211	188.9%
Quantitative Market Research (1)	3,681	2,870	811	28.3%
Teltech	2,752	1,729	1,023	59.2%
Total segment assets	10,819	8,524	2,295	26.9%
Corporate and other	17,929	14,817	3,112	21.0%
Total assets	$28,748	$23,341	$5,407	23.2%

(1) In 2004, the Company revised its segment reporting methodology to better reflect the allocation of revenues and expenses among its business segments. For comparison purposes, the 2003 segment results presented above have also been restated to conform to this revised basis, and therefore differ from the segment figures reported in the Company’s Form 10-Q as of September, 2003. In addition, as described in Note O, the condensed consolidated financial statements for the nine-month period ended September 30, 2003 have been restated.

(2) Represents the effect of direct costs and selling, general, and administrative expenses not attributable to a single segment.

(3) On April 21, 2004, the Company sold its Information Advisor newsletter business, which was part of the Company’s QCS segment, to Information Today. The decision to sell this business was made by management due to the fact that it became an extremely insignificant portion of the Company's business.The sale proceeds to the Company consisted of $52,500 in cash, $15,000 of free advertising, and the buyer’s assumption of an unearned income liability, less modest transaction expenses. The Company recorded a gain on sale of assets of $92,000.

(in thousands)	Three Months Ended September 30,
	2004	2003	$ Change	% Change
Revenues
QCS (1)	$4,172	$4,590	$(418)	9.1%
SCRG (1)	474	370	104	28.1%
Quantitative Market Research	3,274	2,282	992	43.5%
Teltech	1,995	1,926	69	3.6%
Revenues	$9,915	$9,168	$747	8.1%

Operating income (loss)
QCS (1)	$540	$680	$(140)	20.6%
SCRG (1)	44	(84)	128	152.4%
Quantitative Market Research	629	204	425	208.3%
Teltech	383	149	234	157.0%
Total segment operating income	1,596	949	647	68.2%
Corporate & other (1) (2)	(165)	(372)	207	55.6%
Operating (loss) income	$1,431	$577	$854	148.0%

Income (loss) Before Income Taxes
QCS (1)	$540	$680	$(140)	20.6%
SCRG (1)	44	(84)	128	152.4%
Quantitative Market Research (1)	629	52	577	1,109.6%
Teltech	382	120	262	218.3%
Total segment income before income taxes	1,595	768	827	1,076.8%
Corporate & other (1) (2)	(225)	(397)	172	43.3%
Income before provision for income taxes	$1,369	$371	$999	269.3%

(1) In 2004, the Company revised its segment reporting methodology to better reflect the allocation of revenues and expenses among its business segments. For comparison purposes, the 2003 segment results presented above have also been restated to conform to this revised basis, and therefore differ from the segment figures reported in the Company’s Form 10-Q as of September 30, 2003. In addition, as described in Note O, the condensed consolidated financial statements for the three month period ended September 30, 2003 have been restated.

(2) Represents the effect of direct costs and selling, general, and administrative expenses not attributable to a single segment.

J. Commitments and Contingencies

See Note N. “Acquisitions” for information regarding contingent payments related to the acquisition of Guideline.

K. Accrued Expenses

As of December 31, 2003, a balance of $458,000 remained accrued for charges under a severance plan approved by the Board of Directors. Payments totaling $359,000 were made to 7 individuals during the nine months ended September 30, 2004. The remainder of the balance will be paid through October 2004.

During the nine months ended September 30, 2004, the Company accrued an additional $395,000 for severance charges, to be paid to 5 individuals through June 2005. Payments totaling $116,000 were made during the nine months ended September 30, 2004.

As of April 1, 2004, the Company formally abandoned its lease on one of its three New York City locations. This lease was being utilized primarily for corporate purposes. As a result, the Company recorded a charge to earnings of $530,000 during the second quarter of 2004, representing the total value of all remaining rent and commercial rent tax obligations, and the amortization of remaining leasehold improvements which was included in selling, general and administrative expenses. As of September 30, 2004, $350,000 remains accrued for future rent and commercial rent tax payments.

L. Deferred Compensation

The Company has a deferred compensation arrangement with Andrew Garvin, the founder and former President of the Company. In November 2003, Mr. Garvin announced his early retirement as of December 31, 2003. The Company revised the calculation of Mr. Garvin’s accrued deferred compensation to reflect his announced date of retirement. Accordingly, the present value of the obligation as of December 31, 2003 was approximately $243,000. This will be paid over the contractual term of 10 years, which began in January 2004. On September 29, 2004, the Company and Mr. Garvin executed Amendment No. 1 to the Separation Agreement dated as of December 31, 2003 in order to restructure the timing and reduced amount of certain deferred compensation payments. During the nine months ended September 30, 2004, payments totaling approximately $91,000 were made. The remaining liability at September 30, 2004 is approximately $141,000.

M. Supplemental Disclosure of Non-Cash Investing and Financing Activities

During the nine months ended September 30, 2004, the Company recorded the cashless exercise of 198,725 options at prices ranging from $0.50 to $2.40, in exchange for 73,450 shares of common stock at prices ranging from $1.80 to $2.75.

During the nine months ended September 30, 2004, the Company recorded preferred dividends of $30,000, and accretion on redeemable common shares of $113,000.

N. Acquisitions

Guideline

On April 1, 2003, the Company purchased all of the issued and outstanding stock of Guideline. Guideline is a provider of quantitative custom market research. Guideline’s ability to provide high-level analytic survey research was a strategic fit with the Company’s efforts to address its clients’ critical business needs. The integration of Guideline’s services allowed the Company to address the requirements of its many marketing and market research clients. The addition of Guideline will also make the Company one of the first fully comprehensive research and advisory firms to offer an inclusive suite of both primary and secondary specialized business intelligence, strategic research and consulting services. These factors contributed to a purchase price that resulted in the recognition of goodwill of $5.4 million.

The consideration for this acquisition consisted of the following:

•	Approximately $5,027,000 paid in cash (includes $431,000 of paid transaction costs during the year ended December 31, 2003, and $82,000 and $4,000 of paid transaction costs in the nine and three months ended September 30, 2004, respectively), net of cash acquired;

•	571,237 common shares valued at $760,000 (295,043 of the common shares were placed in escrow to secure the indemnification obligations of the sellers);

•	On May 4, 2004 a deferred consideration amount (the “One Year Deferred Consideration”) of $1 million was paid as Guideline achieved adjusted EBITDA (as defined in the purchase agreement) for the twelve-month period following the acquisition (“One Year Adjusted EBITDA”) of at least $1.2 million, and ;

•	Within thirty days after the date of determination following the second anniversary date of the acquisition, a potential deferred consideration amount (the “Two Year Deferred Consideration”) of $1.845 million contingent upon Guideline achieving adjusted EBITDA (as defined in the purchase agreement) for the 24-month period following the acquisition (“Two Year Adjusted EBITDA”) of $2.65 million plus 25% of the amount by which Two Year Adjusted EBITDA exceeds $2.65 million would be due. If Two Year Adjusted EBITDA is less than $2.65 million, but greater than $2.2 million, the Two Year Deferred Consideration would be between $0 and $1.845 million based on a specific formula set forth in the purchase agreement.

The 571,237 shares issued to the former owners of Guideline may be put back to the Company during a 120-day period beginning April 5, 2005. Such shares are classified in the balance sheet as redeemable common stock. If the shares are put back to the Company, the cash to be paid by the Company will be equal to 150% of the initial redemption value of the shares, or $1,090,000. Based on the fair value of the shares as of March 31, 2004, the Company recorded accretion on redeemable common stock of $113,000 for the quarter ended March 31, 2004, resulting in redeemable common stock having a carrying value of $1,090,000. Therefore, no further accretion was required to be recorded for the three months ended September 30, 2004.

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

The 333,333 shares of Preferred Stock were issued pursuant to a Series A Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”) dated April 1, 2003. These shares have been recorded at estimated fair value of $693,000 using the relative fair value method. The Preferred Stock is convertible into shares of the Company’s common stock one-for-one, subject to adjustment for certain dilutive issuances, splits and combinations. The Preferred Stock is also redeemable at the option of the holders of the Preferred Stock beginning April 1, 2009, at a redemption price of $1.50 per share, or $500,000 in the aggregate, plus all accrued but unpaid dividends. The holders of the Preferred Stock are entitled to receive cumulative dividends, prior and in preference to any declaration or payment of any dividend on the common stock of the Company, at the rate of 8% on the $500,000 redemption value, per annum, payable in cash or through the issuance of additional shares of Preferred Stock at the Company’s discretion. The holders of shares of Preferred Stock have the right to one vote for each share of common stock into which shares of the Preferred Stock could be converted into, and with respect to such vote, each holder of shares of Preferred Stock has full voting rights and powers equal to the voting rights and powers of the holders of the Company’s common stock. For the nine and three months ended September 30, 2004, the Company recorded preferred dividends of $30,000 and $10,000, respectively, resulting in a redemption value for the Preferred Stock of $560,000 at September 30, 2004.

The Company has finalized its valuation of the assets and liabilities acquired for the allocation of the purchase price of the Guideline transaction as of September 30, 2004, with the exception of the Two Year Deferred Consideration, which is contingent upon the financial performance of Guideline through April 1, 2005.

Teltech

As of July 1, 2003, Ttech Acquisition Corp. (“Ttech”), a subsidiary of the Company, purchased from Sopheon Corporation (“Sopheon”) assets and assumed certain specified liabilities of Sopheon’s Teltech business unit (“Teltech”). Teltech is a provider of custom research and information services, focused on R&D and engineering departments of larger corporations, markets into which the Company was interested in expanding. The Company believed this acquisition offered significant cross-selling opportunities and cost synergies. These factors contributed to a purchase price that resulted in the recognition of goodwill of $4.8 million.

The consideration for this acquisition consisted of the following:

•	Approximately $3,320,000 paid in cash (including $245,000 of transaction costs);

•	32,700 unregistered shares of the Company’s Common Stock, valued at $50,000. These shares were placed in escrow to secure the indemnification obligations of the Sellers set forth in the purchase agreement through June 25, 2004, pursuant to an escrow agreement among Sopheon, the Company, Ttech and Kane Kessler, P.C. (the “Escrow Agreement”). These shares were previously released to Sopheon from escrow during the second quarter of 2004, and;

•	Consideration of $200,000 was paid by the Company to Sopheon during the quarter ended June 30, 2004 in full satisfaction of an earnout, as defined in the purchase agreement dated June 25, 2003.

The Company has finalized its valuation of the assets and liabilities acquired for its allocation of the purchase price of the Teltech transaction as of September 30, 2004.

The following table sets forth the components of the purchase price for both the Guideline and Teltech acquisitions:

	Guideline	Teltech	Total
Cash paid	$5,027,000	$3,520,000	$8,547,000
Common stock issued to sellers	760,000	50,000	810,000
Total purchase consideration	$5,787,000	$3,570,000	$9,357,000

The following table provides the fair value of the acquired assets and assumed liabilities:

	Guideline	Teltech	Total
Current assets	$1,786,000	$1,235,000	$3,021,000
Property and equipment	102,000	287,000	389,000
Other assets	267,000	--	267,000
Liabilities assumed, current	(2,236,000)	(3,358,000)	(5,594,000)
Liabilities assumed, non-current	(67,000)	--	(67,000)
Fair value of net liabilities assumed	(148,000)	(1,836,000)	(1,984,000)
Preliminary goodwill	5,366,000	4,755,000	10,121,000
Amortizable intangible assets	421,000	527,000	948,000
Indefinite-lived intangible assets	148,000	124,000	272,000
Total purchase consideration	$5,787,000	$3,570,000	$9,357,000

Amortizable intangible assets, which generally include customer lists, are amortized over a period of 7 years. Amortization of intangible assets was $102,000 and $34,000 for the nine and three months ended September 30, 2004.

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

Pro Forma Results of Operations (Unaudited)

	Nine months ended September 30, 2003	Three months ended September 30, 2003[1]
Total pro forma revenue	$26,964,000	$9,164,000
Pro forma net loss	$(1,205,000)	$(194,000)
Pro forma loss per share attributable to common shareholders: Basic and diluted	$(0.09)	$(0.01)

1 As restated, see Note O

Goodwill related to our Guideline and Teltech businesses is evaluated for impairment annually on July 1st.

O. Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements as of and for the nine and three months ended September 30, 2003 the Company’s management determined that the Company should have been accounting for its stock option awards as variable awards under APB No. 25. The Company has historically accounted for the 2,582,300 stock option awards under the 1996 and 2003 Stock Option Plans as of September 30, 2003 as fixed; however, due to a specific plan provision permitting cashless exercise payment terms as one of the available methods for payment of the exercise price, the Company concluded that variable treatment was required under APB No. 25. In addition, the Company has reclassified a $50,000 loan made to a former employee to acquire shares of the Company’s stock from Other Assets to a component of Shareholders’ Equity. (See Note H.) As a result, the accompanying condensed consolidated financial statements for the nine and three months ended September 30, 2003 have been restated from the amounts previously reported.

A summary of the significant effects of the restatements is as follows:

(in thousands, except per share data)	Nine months ended September 30, 2003
	As Originally Reported	As Restated
Direct costs	$11,358	$11,472
Selling, general and administrative expenses	9,164	10,022
Operating income	811	(161)
Income (loss) before income taxes	480	(492)
Net income (loss)	280	(692)
Net loss attributable to common shareholders	(10)	(982)
Loss per common share, basic and diluted	$(0.00)	$(0.09)

Total assets	$23,465	$23,340
Shareholders’ equity	$7,595	$7,470
Cash Flows from operating activites	$1,488	$1,325
Cash Flows from financing activites	$6,241	$6,404

(in thousands, except per share data)	Three months ended September 30, 2003
	As Originally Reported	As Restated
Direct costs	$5,077	$5,119
Selling, general and administrative expenses	3,320	3,472
Operating income	771	577
Income before income taxes	565	371
Net income	339	145
Net income attributable to common shareholders	196	2
Income per common share - Basic	$0.02	$0.00
Income per common share - Diluted	$0.01	$0.00

P. Subsequent Event

In November 2004, the Company adopted the fair value method of accounting for stock based compensation prescribed by SFAS No. 123 under the modified prospective method permitted by SFAS No. 148. The adoption of SFAS No. 123 will be reflected in the Company’s annual financial statements for the year ended December 31, 2004.

The following is a proforma summary of the effects of adoption of SFAS No. 123, as amended by SFAS No. 148, on the Company’s financial statements as of and for the nine and three months ended September 30, 2004 as if the adoption had occurred on January 1, 2004:

(in thousands, except per share data)	Nine months ended September 30, 2004
	As Currently Reported	Proforma Upon Adoption of SFAS No. 123

Direct costs	$16,976	$17,057
Selling, general and administrative expenses	12,044	12,058
Operating income	212	117
Loss before income taxes	(1,454)	(1,549)
Net loss	(1,139)	(1,234)
Net loss attributable to common shareholders	(1,282)	(1,377)
Loss per common share, basic and diluted	$(0.08)	$(0.08)

Total assets	$28,748	$28,748
Shareholders’ equity	$18,594	$18,594

(in thousands, except per share data)	Three months ended September 30, 2004
	As Currently Reported	Proforma Upon Adoption of SFAS No. 123
Direct costs	$5,425	$5,611
Selling, general and administrative expenses	3,059	3,690
Operating income	1,431	614
Income before income taxes	1,369	552
Net income	1,114	299
Net income attributable to common shareholders	1,104	287
Income per common share - Basic	$0.06	$0.01
Income per common share - Diluted	$0.05	$0.01

ITEM 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this form 10-Q.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003. Three months ended September 30, 2004 compared to three months ended September 30, 2003.

As discussed in Note O to the condensed consolidated financial statements, the Company’s September 30, 2003 financial statements have been restated. The accompanying management’s discussion and analysis gives effect to these restatements.

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

Results of Operations - Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

The Company manages its consulting and business advisory services in the following four business segments: Quick Consulting Service (“QCS”), Strategic Consulting and Research Group (“SCRG”), Quantitative Market Research and Teltech. The Company operates primarily in the United States. Quantitative Market Research was added as a segment as a result of the acquisition of Guideline on April 1, 2003. Teltech was added as a segment as a result of its acquisition by the Company on July 1, 2003. See Note N. “Acquisitions” to the financial statements for a more detailed description of these acquisitions. References to “Corporate” and “Other” in our financial statements refer to the portion of assets and activities that are not allocated to a segment.

(in thousands)	Nine Months Ended September 30,
	2004(3)	2003	$ Change	% Change
Revenues
QCS (1)	$12,807	$13,950	$(1,143)	8.2%
SCRG (1)	1,357	1,071	286	26.7%
Quantitative Market Research	8,943	4,386	4,557	103.9%
Teltech	6,125	1,926	4,199	218.0%
Revenues	$29,232	$21,333	$7,899	37.0%

Operating income (loss)
QCS (1)	$1,048	$1,908	$(860)	45.1%
SCRG (1)	24	(481)	505	105.0%
Quantitative Market Research	1,205	201	1,004	499.5%
Teltech	756	149	607	407.4%
Total segment operating income	3,033	1,777	1,256	70.7%
Corporate & other (1) (2)	(2,821)	(1,938)	(883)	45.6%
Operating income (loss)	$212	$(161)	$373	231.7%

Income (loss) Before Income Taxes
QCS (1)	$1,048	$1,908	$(860)	45.1%
SCRG (1)	24	(481)	505	105.0%
Quantitative Market Research (1)	1,068	(112)	1,180	1,053.6%
Teltech	618	120	498	415.0%
Total segment income before income taxes	2,758	1,435	1,323	92.2%
Corporate & other (1) (2)	(4,212)	(1,927)	(2,285)	176.2%
Loss before provision for income taxes	$(1,454)	$(492)	$(962)	195.5%

Assets
QCS (1)	$2,534	$3,284	$(750)	22.8%
SCRG (1)	1,852	641	1,211	188.9%
Quantitative Market Research (1)	3,681	2,870	811	28.3%
Teltech	2,752	1,729	1,023	59.2%
Total segment assets	10,819	8,524	2,295	26.9%
Corporate and other	17,929	14,817	3,112	21.0%
Total assets	$28,748	$23,341	$5,407	23.2%

(1) In 2004, the Company revised its segment reporting methodology to better reflect the allocation of revenues and expenses among its business segments. For comparison purposes, the 2003 segment results presented above have also been restated to conform to this revised basis, and therefore differ from the segment figures reported in the Company’s Form 10-Q as of September, 2003. In addition, as described in Note O, the condensed consolidated financial statements for the nine month period ended September 30, 2003 have been restated.

(2) Represents the effect of direct costs and selling, general, and administrative expenses not attributable to a single segment.

(3) On April 21, 2004, the Company sold its Information Advisor newsletter business, which was part of the Company’s QCS segment, to Information Today. The decision to sell this business was made by management due to the fact that it became an extremely insignificant portion of the Company's business. The sale proceeds to the Company consisted of $52,500 in cash, $15,000 of free advertising, and the buyer’s assumption of an unearned income liability, less modest transaction expenses. The Company recorded a gain on sale of assets of $92,000.

Revenues

Revenues increased from $21,333,000 for the nine months ended September 30, 2003 to $29,232,000 for the nine months ended September 30, 2004, which represents an increase of 37.0% from 2003 to 2004. The increase in revenue was due to the acquisitions of Guideline on April 1, 2003, and Teltech on July 1, 2003 and increases in our SCRG segment, partially offset by declines in our QCS segment. Specifically, QCS was affected by cancellations of retainer accounts during the nine months ended September 30, 2004 in excess of new sales during the same period. We believe that cancellations primarily resulted from continued uncertain general economic conditions, as well as the perception among certain customers that they can satisfy their day-to-day research needs as effectively, by using the internet. At the same time, we believe that our current clients’ recognition of the importance of timely, competitive market research, was the primary factor contributing to the increase in SCRG revenue.

QCS

QCS revenues, which result from annual retainer contracts paid by clients on a monthly, quarterly, semi-annual or annual basis, decreased by $1,143,000, or 8.1%, from $13,950,000 for the nine months ended September 30, 2003 to $12,807,000 for the nine months ended September 30, 2004. The decrease from 2003 to 2004 was a result of cancellations that were not sufficiently offset by an increase in new client business despite increased retainer rates. We believe that cancellations were primarily a result of continued general uncertain economic conditions, as well as the perception among certain customers that they can satisfy their day-to-day research needs internally through the use of the internet.

SCRG

SCRG revenues, which result from more in-depth research and consulting engagements, increased by $286,000, or 26.7%, from $1,071,000 for the nine months ended September 30, 2003 to $1,357,000 for the nine months ended September 30, 2004. The increase from 2003 to 2004 was due to an increase in demand in several strategic markets and incremental revenue from an initiative to develop major accounts.

Quantitative Market Research

Quantitative Market Research revenues, which result from custom market research consulting engagements, such as conducting surveys and focus groups, increased by $4,557,000, or 103.9%, from $4,386,000 for the nine months ended September 30, 2003 to $8,943,000 for the nine months ended September 30, 2004. This is primarily the result of a strong overall market research market, increased demand from certain customers within its healthcare division and the addition of new customers as a result of cross selling activities into the Company’s QCS customer base. We acquired this line of business on April 1, 2003.

Teltech

Teltech revenues, which result from on-demand research, outsourced information services and in-depth projects, increased by $4,199,000, or 218.0%, from $1,926,000 for the nine months ended September 30, 2003 to $6,125,000 for the nine months ended September 30, 2004. We acquired this line of business on July 1, 2003.

Costs of products and services sold

Direct costs, which are those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases, increased by $5,504,000, or 47.9%, from $11,472,000 for the nine months ended September 30, 2003 to $16,976,000 for the nine months ended September 30, 2004. Direct costs represented 58.0% and 53.7% of revenues for the nine months ended September 30, 2004 and 2003, respectively . The increase in total direct costs was primarily the result of the acquisition of Guideline during the quarter ended June 30, 2003 and the acquisition of Teltech during the quarter ended September 30, 2003. Guideline’s and Teltech’s direct costs consist of both direct labor and direct costs, such as subcontractors who perform fieldwork for many of their projects, annual costs related to the use of external content providers, and other necessary costs incurred in order to fulfill client requests. Exclusive of Guideline and Teltech, direct costs decreased by approximately $531,000 from 2003 to 2004 primarily as a result of decreased direct labor costs, inclusive of decreased stock compensation expense.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $2,022,000, or 20.1%, from $10,022,000, or 46.9% of revenue, for the nine months ended September 30, 2003 to $12,044,000, or 41.2% of revenue, for the nine months ended September 30, 2004. The increase in selling, general and administrative was due primarily to the acquisitions of Guideline, which took place during the quarter ended June 30, 2003 (total Guideline selling, general and administrative expenses were $1,233,000 for the nine months ended September 30, 2004), and Teltech, which took place during the quarter ended September 30, 2003 (total Teltech selling, general and administrative expenses were $1,616,000 for the nine months ended September 30, 2004). Even though selling, general, and administrative expenses increased, the percentage of revenue that these expenses represents decreased from 2003 to 2004. Exclusive of Guideline and Teltech, selling, general and administrative expenses increased by $785,000, or 9.2%, from 2003 to 2004, resulting primarily from a $338,000 charge recorded for severance during the nine months ended September 30, 2004 and a $530,000 charge recorded as a result of the abandonment of a lease during the second quarter of 2004, offset by decreased stock compensation expense of approximately $800,000.

Interest expense

Interest expense increased by $1,176,000 from $424,000 for the nine months ended September 30, 2003 to $1,600,000 for the nine months ended September 30, 2004. The increase was primarily the result of non-cash interest expense of $1,130,000, representing the accretion of the difference between the initial relative fair value and the stated value of the notes that the Company issued to Petra Mezzanine Fund, L.P. in connection with the Guideline and Teltech acquisitions (See “Liquidity and Capital Resources”). Furthermore, the notes issued to Petra were repaid in May 2004, and the remaining difference between the initial relative fair value and the stated value of $1,039,000 was accreted at that time. Total non-cash interest expense related to the Petra notes was $1,130,000 and $115,000 for the nine months ended September 30, 2004 and 2003, respectively.

As a result of the repayment of outstanding debt during May 2004, the Company recorded additional non-cash interest expense of $223,000 relating to the balance of any unamortized deferred financing fees associated with the Term Note, the Note and the Second Note. Total non-cash interest related to the amortization of deferred financing fess was $223,000 and $5,000 for the nine months ended September 30, 2004 and 2003, respectively.

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

Unrealized loss on investment

During the quarter ended September 30, 2004, the Company recorded an unrealized loss of $64,000 on its investment in Find.com, a joint venture in which the Company has a 47.5% interest. This represents the Company’s share of the net loss of Find.com as of and for the nine months ended September 30, 2004.

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

Gain on Sale of Assets

On April 21, 2004, the Company sold its Information Advisor newsletter business, which was part of the Company’s QCS segment, to Information Today. The decision to sell this business was made by management due to the fact that it became an extremely insignificant portion of the Company's business. The sale proceeds to the Company consisted of $52,500 in cash, $15,000 of free advertising, and the buyer’s assumption of an unearned income liability, less modest transaction expenses. The Company recorded a gain on sale of assets of $92,000.

Operating Income

Our results of operations improved by $373,000 from an operating loss of $161,000 for the nine months ended September 30, 2003 to operating income of $212,000 for the nine months ended September 30, 2004.

Income Taxes

The $315,000 income tax benefit for the nine months ended September 30, 2004 represents 21.6% of pre-tax loss. The $200,000 income tax provision for the nine months ended September 30, 2003 represents 40.6% of pre-tax loss. These rates are different than the statutory rate primarily because certain variable stock compensation expense in addition to  meals and entertainment and key-man life insurance premiums,  are not deductible for tax purposes, and result in a different effective tax rate than the statutory rate.

Results of Operations - Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

The Company manages its consulting and business advisory services in the following four business segments: QCS, SCRG, Quantitative Market Research and Teltech. The Company operates primarily in the United States. Quantitative Market Research was added as a segment as a result of the acquisition of Guideline on April 1, 2003. Teltech was added as a segment as a result of its acquisition by the Company on July 1, 2003. See Note N. “Acquisitions” for a more detailed description of these acquisitions. References to “Corporate” and “Other” in our financial statements refer to the portion of assets and activities that are not allocated to a segment.

(in thousands)	Three Months Ended September 30,
	2004	2003	$ Change	% Change
Revenues
QCS (1)	$4,172	$4,590	$(418)	9.1%
SCRG (1)	474	370	104	28.1%
Quantitative Market Research	3,274	2,282	992	43.5%
Teltech	1,995	1,926	69	3.6%
Revenues	$9,915	$9,168	$747	8.1%

Operating income (loss)
QCS (1)	$540	$680	$(140)	20.6%
SCRG (1)	44	(84)	128	152.4%
Quantitative Market Research	629	204	425	208.3%
Teltech	383	149	234	157.0%
Total segment operating income	1,596	949	647	68.2%
Corporate & other (1) (2)	(165)	(372)	207	55.6%
Operating income	$1,431	$577	$854	148.0%

Income (loss) Before Income Taxes
QCS (1)	$540	$680	$(140)	20.6%
SCRG (1)	44	(84)	128	152.4%
Quantitative Market Research (1)	629	52	577	1,109.6%
Teltech	382	120	262	218.3%
Total segment income before income taxes	1,595	768	827	1,076.8%
Corporate & other (1) (2)	(225)	(397)	172	43.3%
Income before provision for income taxes	$1,369	$371	$999	269.3%

(1) In 2004, the Company revised its segment reporting methodology to better reflect the allocation of revenues and expenses among its business segments. For comparison purposes, the 2003 segment results presented above have also been restated to conform to this revised basis, and therefore differ from the segment figures reported in the Company’s Form 10-Q as of September 30, 2003. In addition, as described in Note O, the condensed consolidated financial statements for the three month period ended September 30, 2003 have been restated.

(2) Represents the effect of direct costs and selling, general, and administrative expenses not attributable to a single segment.

Revenues

Revenues increased from $9,168,000 for the three months ended September 30, 2003 to $9,915,000 for the three months ended September 30, 2004, which represents an increase of 8.1% from 2003 to 2004. The increase in revenue was primarily due to increased Quantitative Market Research revenue as a result of a greater number of projects booked and completed in 2004 as compared with 2003, and increases in our SCRG and Teltech segments, partially offset by declines in our QCS segment. Specifically, QCS was affected by cancellations of retainer accounts during the first half of 2004 in excess of new sales during the same period. We believe that cancellations primarily resulted from continued uncertain general economic conditions, as well as the perception among certain customers that they can satisfy their day-to-day research needs internally as effectively, by using the internet. At the same time, we believe that our current clients’ recognition of the importance of timely, competitive market research, was the primary factor contributing to the increase in SCRG revenue.

QCS

QCS revenues, which result from annual retainer contracts paid by clients on a monthly, quarterly, semi-annual or annual basis, decreased by $418,000, or 9.1%, from $4,590,000 for the three months ended September 30, 2003 to $4,172,000 for the three months ended September 30, 2004. The decrease from 2003 to 2004 was a result of cancellations that were not sufficiently offset by an increase in new client business despite increased retainer rates. We believe that cancellations were primarily a result of continued general uncertain economic conditions, as well as the perception among certain customers that they can satisfy their day-to-day research needs internally through the use of the internet.

SCRG

SCRG revenues, which result from more in-depth research and consulting engagements, increased by $104,000, or 28.1%, from $370,000 for the three months ended September 30, 2003 to $474,000 for the three months ended September 30, 2004. The increase from 2003 to 2004 was due to an increase in demand in several strategic markets and incremental revenue from an initiative to develop major accounts.

Quantitative Market Research

Quantitative Market Research revenues, which result from custom market research consulting engagements, such as conducting surveys and focus groups, increased by $992,000, or 43.5%, from $2,282,000 for the three months ended September 30, 2003 to $3,274,000 for the three months ended September 30, 2004. This is primarily the result of a strong overall market research market, increased demand from certain customers within its healthcare division and the addition of new customers as a result of cross selling activities into the Company’s QCS customer base. We acquired this line of business on April 1, 2003.

Teltech

Teltech revenues, which result from on-demand research, outsourced information services and in-depth projects, increased by $69,000, or 3.6%, from $1,926,000 for the three months ended September 30, 2003 to $1,995,000 for the three months ended September 30, 2004. The increase in revenue from 2003 to 2004 was a result of a focused effort to build existing client relationships and provide expanded services to those clients, leading to an increased number of projects and an increase in project size, while maintaining the value of subscription contracts. We acquired this line of business on July 1, 2003.

Costs of products and services sold

Direct costs, which are those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases, increased by $306,000, or 5.9%, from $5,119,000 for the three months ended September 30, 2003 to $5,425,000 for the three months ended September 30, 2004. Direct costs represented 54.7% and 55.8% of revenues for the three months ended September 30, 2004 and 2003, respectively . This increase in direct costs was mainly related to increases at both Guideline and Teltech, consistent with revenue growth at those units. Guideline’s and Teltech’s direct costs consist of both direct labor and direct costs, such as subcontractors who perform fieldwork for many of their projects, annual costs related to the use of external content providers, and other necessary costs incurred in order to fulfill client requests. Exclusive of Guideline and Teltech, direct costs decreased by approximately $434,000 from 2003 to 2004 as a result primarily of a decrease in direct labor costs, inclusive of decreased stock compensation expense.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $413,000, or 11.8%, from $3,472,000, or 37.8% of revenue, for the three months ended September 30, 2003 to $3,059,000, or 30.8% of revenue, for the three months ended September 30, 2004. The decrease in selling, general and administrative was due primarily to decreased labor costs, inclusive of decreased stock compensation expense, partially offset by increased bad debt expense and increased business tax expense. Selling, general and administrative expenses were reduced during the three months ended September 30, 2003 by a $146,000 adjustment to accrued deferred compensation costs upon the retirement of the Company’s founder.

Interest expense

Interest expense decreased by $205,000 from $207,000 for the three months ended September 30, 2003 to $2,000 for the three months ended September 30, 2004. The decrease in interest expense was the result of the repayment of all outstanding debt during the quarter ended June 30, 2004.

Unrealized loss on investment

During the quarter ended September 30, 2004, the Company recorded an unrealized loss of $64,000 on its investment in Find.com, a joint venture in which the Company has a 47.5% interest. This represents the Company’s share of the net loss of Find.com as of and for the three months ended September 30, 2004.

Other income

Other income decreased by $1,000 from $1,000 for the three months ended September 30, 2003 to zero for the three months ended September 30, 2004.

Operating Income

Our results of operations improved by $854,000 from operating income of $577,000 for the three months ended September 30, 2003 to operating income of $1,431,000 for the three months ended September 30, 2004.

Income Taxes

The $255,000 and $226,000 income tax provision for the three months ended September 30, 2004 and 2003, respectively, represents approximately 18.6% and 60.9%, respectively, of pre-tax income. The income tax provision was different than the statutory rate primarily because certain variable stock compensation expense in addition to meals and entertainment and key-man life insurance premiums are not deductible for tax purposes, and result in a different effective tax rate than the statutory rate.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. Our preparation of our financial statements requires us to make estimates and judgments that affect reported amounts of assets, liabilities and revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowances for doubtful accounts, useful lives of property, plant and equipment and intangible assets, goodwill, deferred tax asset valuation allowances, valuation of non-marketable equity securities, other investments, and other accrued expenses. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

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

Goodwill and Intangibles

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Effective January 1, 2002 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized. Instead, goodwill is evaluated for impairment using a two-step process that is performed at least annually (On January 1st for goodwill related to our CSSR business, which is part of the SCRG segment, and July 1 st for goodwill related to our Guideline and Teltech businesses) and whenever events or circumstances indicate impairment may have occurred. The first step is a comparison of the fair value of an internal reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, a second test is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of the goodwill is greater than the implied value, an impairment loss is recognized for the difference. The implied value of the goodwill is determined as of the test date by performing a purchase price allocation as if the reporting unit had just been acquired, using currently estimated fair values of the individual assets and liabilities of the reporting unit, together with an estimate of the fair value of the reporting unit taken as a whole. The estimate of the fair value of the reporting unit is based upon information available regarding prices of similar groups of assets, or other valuation techniques including present value techniques based upon estimates of future cash flow.

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

Non-Marketable Equity Securities

The preferred share securities in idealab! is an investment in a start-up enterprise. As of September 30, 2004 the carrying value of these preferred share securities is $23,000. It is reasonably possible in the near term that our estimate of the net realizable value of the preferred shares will be less than the carrying value of the preferred shares. These securities are accounted for under the lower of cost or market method.

Other Assets

On September 29, 2004, the Company, Empire Media, LLC (“Empire”), and TripleHop Technologies, Inc. (“TripleHop”) (the Company, Empire, and TripleHop are hereinafter referred to individually as a "Member" and collectively as "Members"), entered into an Operating Agreement (the “Agreement”) in order to formally establish a joint venture named Find.com. The Company accounts for its investment in Find.com under the equity method of accounting for investments.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from retainer accounts (including prepaid retainer fees from clients) and borrowings. Cash balances were $4,555,000 and $821,000 at September 30, 2004 and December 31, 2003, respectively. Our working capital (deficiency) position (current assets, less current liabilities) at September 30, 2004 was $4,776,000 as compared to $(2,066,000) at December 31, 2003. Included in current liabilities is unearned retainer income of $3,399,000 as of September 30, 2004 and $3,612,000 as of December 31, 2003. Such amounts reflect amounts billed, but not yet earned.

Cash of $1,160,000 was used in operating activities during the nine months ended September 30, 2004 and cash of $1,325,000 was provided by operating activities during the nine months ended September 30, 2003. During the nine months ended September 30, 2004, operating cash was used primarily for the payment of a portion of previously accrued royalties to SVP International S.A., and for other general operating purposes.

Cash used in investing activities was $1,945,000 and $7,329,000 in the nine-month periods ended September 30, 2004 and 2003, respectively. In 2004, liabilities related to the Guideline and Teltech acquisitions of $1,250,000, as well as additional professional fees of $318,000, were paid. In 2003, the primary uses of cash were the acquisition of Guideline during the quarter ended June 30, 2003 for $3,942,000 and Teltech during the quarter ended September 30, 2003 for $3,071,000. Capital expenditures were for computer hardware upgrades and leasehold improvements. During the remainder of the year ending December 31, 2004 the Company expects to spend approximately $150,000 for capital items, which will relate primarily to computer hardware and software upgrades and for leasehold improvements.

Cash of $6,839,000 and $6,404,000 was provided by financing activities in the nine-month periods ended September 30, 2004 and 2003, respectively. In 2004, the most significant financing cash in-flows were $12,181,000 in net proceeds from the issuance of common stock related to the Company’s equity offering completed in May 2004 and $200,000 borrowed under notes payable, offset by note repayments of $5,576,000. In 2003, the most significant items were the net proceeds obtained from the borrowings under notes payable of $2,536,000, related to the acquisitions of Guideline and Teltech, offset by repayments of $335,000, the issuance of preferred stock for $693,000, the proceeds from the issuance of common stock of $2,376,000, the issuance of warrants for $838,000, and the proceeds from the exercise of stock options of $296,000.

During May 2004, the Company repaid the $1,100,000 outstanding balance on a term note with JP Morgan Chase Bank (the “Term Note”), of which $400,000 was previously classified as current. The Term Note bore interest at prime plus 1.25%. During the first quarter of 2004, the Company also paid it’s then scheduled principal payment of $100,000. Interest expense related to the Term Note amounted to $24,000 for the nine months ended September 30, 2004.

The Company maintains a $1,000,000 line of credit with JP Morgan Chase Bank (the “Line of Credit”). The Line of Credit bears interest at prime plus 0.50% (5.25% at September 30, 2004). During May 2004, the Company repaid the $876,000 outstanding balance. Interest expense related to the Line of Credit amounted to $13,000 for the nine months ended September 30, 2004. The Line of Credit contains certain restrictions on the conduct of its business, including, among other things, restrictions on incurring debt, and creating or suffering liens.

The Line of Credit is secured by a general security interest in substantially all of the Company’s assets. Pursuant to Amendment No. 2 and Consent to Amended and Restated Senior Grid Promissory Note, dated May 20, 2004, all financial covenants previously related to the Line of Credit were eliminated.

On April 1, 2003, the Company issued a Promissory Note (the “Note”) with a face value of $3,000,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Guideline. The Note was recorded at its initial relative fair value of $1,868,000. The difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities of the Note, and the resulting effective interest rate is approximately 25%. During May 2004, the Company repaid the outstanding principal balance of $3,000,000. Related interest expense was $1,112,000 for the nine months ended September 30, 2004, of which $955,000 related to the non-cash accretion of the carrying value of the Note to the stated value of the Note for the nine months ended September 30, 2004.

On July 1, 2003, the Company issued a Second Promissory Note (the “Second Note”) with a face value of $500,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Teltech, a former business unit of Sopheon Corporation (“Teltech”). The Second Note was recorded at its initial relative fair value of $320,000. The difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities of the Second Note, and the resulting effective interest rate is approximately 25%. During May 2004, the Company repaid the outstanding principal balance of $500,000. Related interest expense was $202,000 for the nine months ended September 30, 2004, of which $175,000 related to the non-cash accretion of the carrying value of the Second Note to the stated value of the Second Note for the nine months ended September 30, 2004.

As a result of the repayment of outstanding debt during May 2004, the Company recorded additional non-cash interest expense of $223,000 to fully amortize the balance of any unamortized deferred financing fees associated with the Term Note, the Note and the Second Note.

On May 10, 2004 (the “Closing Date”), the Company raised $13,500,000 through a private placement of (i) 6,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) and (ii) warrants to purchase an aggregate of 3,000,000 shares of Common Stock. The Company sold these shares and warrants through 6,000,000 units at $2.25 per unit, with each unit consisting of one share of Common Stock and one warrant to purchase one-half of one share of Common Stock at an exercise price of $3.00 per full share. The warrants are exercisable at any time before May 10, 2009. The net proceeds of the sale of the Common Stock and the warrants were partially used by the Company to pay off its debt of approximately $5.5 million, and is also intended to be used for working capital and general corporate purposes, including the financing of potential acquisitions. Transaction costs related to the private placement were approximately $1,319,000, which were recorded in capital in excess of par value as a partial offset against gross proceeds received from the private placement. The fair value of the warrants as of the Closing Date of approximately $3,231,000 was determined using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate range of 3.95%, volatility of 46% and an expected life of 5 years.

We believe that our cash and cash equivalents on hand, cash generated from operations and collections of our accounts receivable, and the availability of the Line of Credit with JP Morgan Chase, will be sufficient to fund our operations for the foreseeable future.

Other Commitments and Contingencies

Within thirty days after the date of determination following the second anniversary date of the acquisition of Guideline, a potential deferred consideration amount (the “Two Year Deferred Consideration”) of $1.845 million contingent upon Guideline achieving adjusted EBITDA (as defined in the purchase agreement) for the 24-month period following the acquisition (“Two Year Adjusted EBITDA”) of $2.65 million plus 25% of the amount by which Two Year Adjusted EBITDA exceeds $2.65 million would be due. If Two Year Adjusted EBITDA is less than $2.65 million, but greater than $2.2 million, the Two Year Deferred Consideration would be between $0 and $1.845 million based on a specific formula set forth in the purchase agreement.

Acquisitions

Guideline

On April 1, 2003, the Company purchased all of the issued and outstanding stock of Guideline. Guideline is a provider of quantitative custom market research. Guideline’s ability to provide high-level analytic survey research was a strategic fit with the Company’s efforts to address its clients’ critical business needs. The integration of Guideline’s services allowed the Company to address the requirements of its many marketing and market research clients. The addition of Guideline will also make the Company one of the first fully comprehensive research and advisory firms to offer an inclusive suite of both primary and secondary specialized business intelligence, strategic research and consulting services. These factors contributed to a purchase price that resulted in the recognition of goodwill of $5.4 million.

The consideration for this acquisition consisted of the following:

•  Approximately $5,027,000 paid in cash (includes $431,000 of paid transaction costs during the year ended December 31, 2003, and $82,000 and $4,000 of paid transaction costs in the nine and three months ended September 30, 2004, respectively), net of cash acquired. ;

•  571,237 common shares valued at $760,000 (295,043 of the common shares were placed in escrow to secure the indemnification obligations of the sellers);

•  On May 4, 2004, a deferred consideration amount (the “One Year Deferred Consideration”) of $1 million was paid as Guideline achieved adjusted EBITDA (as defined in the purchase agreement) for the twelve-month period following the acquisition (“One Year Adjusted EBITDA”) of at least $1.2 million.

•  Within thirty days after the date of determination following the second anniversary date of the acquisition, a potential deferred consideration amount (the “Two Year Deferred Consideration”) of $1.845 million contingent upon Guideline achieving adjusted EBITDA (as defined in the purchase agreement) for the 24-month period following the acquisition (“Two Year Adjusted EBITDA”) of $2.65 million plus 25% of the amount by which Two Year Adjusted EBITDA exceeds $2.65 million would be due. If Two Year Adjusted EBITDA is less than $2.65 million, but greater than $2.2 million, the Two Year Deferred Consideration would be between $0 and $1.845 million based on a specific formula set forth in the purchase agreement.

The 571,237 shares issued to the former owners of Guideline may be put back to the Company during a 120-day period beginning April 5, 2005. Such shares are classified in the balance sheet as redeemable common stock. If the shares are put back to the Company, the cash to be paid by the Company will be equal to 150% of the initial redemption value of the shares, or $1,090,000. Based on the fair value of the shares as of March 31, 2004, the Company recorded accretion on redeemable common stock of $113,000 for the quarter ended March 31, 2004, resulting in redeemable common stock having a carrying value of $1,090,000. Therefore, no further accretion was required to be recorded for the three months ended September 30, 2004.

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

The 333,333 shares of Preferred Stock were issued pursuant to a Series A Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”) dated April 1, 2003. These shares have been recorded at estimated fair value of $693,000 using the relative fair value method. The Preferred Stock is convertible into shares of the Company’s common stock one-for-one, subject to adjustment for certain dilutive issuances, splits and combinations. The Preferred Stock is also redeemable at the option of the holders of the Preferred Stock beginning April 1, 2009, at a redemption price of $1.50 per share, or $500,000 in the aggregate, plus all accrued but unpaid dividends. The holders of the Preferred Stock are entitled to receive cumulative dividends, prior and in preference to any declaration or payment of any dividend on the common stock of the Company, at the rate of 8% on the $500,000 redemption value, per annum, payable in cash or through the issuance of additional shares of Preferred Stock at the Company’s discretion. The holders of shares of Preferred Stock have the right to one vote for each share of common stock into which shares of the Preferred Stock could be converted into, and with respect to such vote, each holder of shares of Preferred Stock has full voting rights and powers equal to the voting rights and powers of the holders of the Company’s common stock. For the nine and three months ended September 30, 2004, the Company recorded preferred dividends of $30,000 and $10,000, respectively, resulting in a redemption value for the Preferred Stock of $560,000 at September 30, 2004.

The Company has finalized its valuation of the assets and liabilities acquired for the allocation of the purchase price of the Guideline transaction as of September 30, 2004, with the exception of the Two Year Deferred Consideration, which is contingent upon the financial performance of Guideline through April 1, 2005.

Teltech

As of July 1, 2003, Ttech Acquisition Corp. (“Ttech”), a subsidiary of the Company, purchased from Sopheon Corporation (“Sopheon”) assets and assumed certain specified liabilities of Sopheon’s Teltech business unit (“Teltech”). Teltech is a provider of custom research and information services, focused on R&D and engineering departments of larger corporations, markets into which the Company was interested in expanding. The Company believed this acquisition offered significant cross-selling opportunities and cost synergies. These factors contributed to a purchase price that resulted in the recognition of goodwill of $4.8 million.

The consideration for this acquisition consisted of the following:

•  Approximately $3,320,000 paid in cash (including $245,000 of transaction costs).

•  32,700 unregistered shares of the Company’s Common Stock, valued at $50,000. These shares were placed in escrow to secure the indemnification obligations of the Sellers set forth in the purchase agreement through June 25, 2004, pursuant to an escrow agreement among Sopheon, the Company, Ttech and Kane Kessler, P.C. (the “Escrow Agreement”). These shares were previously released to Sopheon from escrow during the second quarter of 2004.

•  Consideration of $200,000 was paid by the Company to Sopheon during the quarter ended June 30, 2004 in full satisfaction of an earnout, as defined in the purchase agreement dated June 25, 2003.

The Company has finalized its valuation of the assets and liabilities acquired for its allocation of the purchase price of the Teltech transaction as of September 30, 2004

The following table sets forth the components of the purchase price for both the Guideline and Teltech acquisitions:

	Guideline	Teltech	Total
Cash paid	$5,027,000	$3,520,000	$8,547,000
Common stock issued to sellers	760,000	50,000	810,000
Total purchase consideration	$5,787,000	$3,570,000	$9,357,000

The following table provides the fair value of the acquired assets and assumed liabilities:

	Guideline	Teltech	Total
Current assets	$1,786,000	$1,235,000	$3,021,000
Property and equipment	102,000	287,000	389,000
Other assets	267,000	--	267,000
Liabilities assumed, current	(2,236,000)	(3,358,000)	(5,594,000)
Liabilities assumed, non-current	(67,000)	--	(67,000)
Fair value of net liabilities assumed	(148,000)	(1,836,000)	(1,984,000)
Preliminary goodwill	5,366,000	4,755,000	10,121,000
Amortizable intangible assets	421,000	527,000	948,000
Indefinite-lived intangible assets	148,000	124,000	272,000
Total purchase consideration	$5,787,000	$3,570,000	$9,357,000

Amortizable intangible assets, which generally include customer lists, are amortized over a period of 7 years. Amortization of intangible assets was $102,000 and $34,000 for the nine and three months ended September 30, 2004.

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

Pro Forma Results of Operations (Unaudited)

	Nine months ended September 30, 2003	Three months ended September 30, 2003 [1]
Total pro forma revenue	$26,964,000	$9,164,000
Pro forma net loss	$(1,205,000)	$(194,000)
Pro forma loss per share attributable to common shareholders: Basic and diluted	$(0.09)	$(0.01)

1 As restated, see Note O to the accompanying condensed consolidated financial statements

Goodwill related to our Guideline and Teltech businesses is evaluated for impairment annually on July 1st.

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

Forward Looking Information: Certain Cautionary Statements

In this report, and from time to time, we may make or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. Such statements are necessarily estimates reflecting management's best judgment based on current information. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are usually identified by the use of words or phrases such as “believes,” “anticipates,” “expects,” “estimates,” “planned,” “outlook,” and “goal.” Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. In order to comply with the terms of the safe harbor, we note that a variety of risks and uncertainties could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in forward-looking statements. While it is impossible to identify all such factors, the risks and uncertainties that may affect the operations, performance and results of our business include the risks and uncertainties set forth in the section headed “Factors That May Affect Our Future Results” of Part 7 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 and those risks and uncertainties described in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

Subsequent Event

In November 2004, the Company adopted the fair value method of accounting for stock based compensation prescribed by SFAS No. 123 under the modified prospective method permitted by SFAS No. 148. The adoption of SFAS No. 123 will be reflected in the Company’s annual financial statements for the year ended December 31, 2004.

The following is a pro forma summary of the effects of adoption of SFAS No. 123, as amended by SFAS No. 148, on the Company’s financial statements as of and for the nine and three months ended September 30, 2004 as if the adoption had occurred on January 1, 2004:

(in thousands, except per share data)	Nine months ended September 30, 2004
	As Currently Reported	Pro forma Upon Adoption of SFAS No. 123
Direct costs	$16,976	$17,057
Selling, general and administrative expenses	12,044	12,058
Operating income	212	117
Loss before income taxes	(1,454)	(1,549)
Net loss	(1,139)	(1,234)
Net loss attributable to common shareholders	(1,282)	(1,377)
Loss per common share, basic and diluted	$(0.08)	$(0.08)

Total assets	$28,748	$28,748
Shareholders’ equity	$18,594	$18,594

(in thousands, except per share data)	Three months ended September 30, 2004
	As Currently Reported	Pro forma Upon Adoption of SFAS No. 123
Direct costs	$5,425	$5,611
Selling, general and administrative expenses	3,059	3,690
Operating income	1,431	614
Income before income taxes	1,369	552
Net income	1,114	299
Net income attributable to common shareholders	1,104	287
Income per common share - Basic	$0.06	$0.01
Income per common share - Diluted	$0.05	$0.01

ITEM 3.
Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2003, our primary exposure to market risks included fluctuations in interest rates on our short-term and long-term borrowings with an aggregate balance of $1,876,000 under a term note and a $1,000,000 line of credit with JP Morgan Chase Bank (respectively, the “Term Note” and “Line of Credit”). Based on this balance, an immediate change of one percent in the interest rate would have caused a change in interest expense of approximately $20,000 on an annual basis. The Line of Credit bears interest at prime plus 0.50% (5.25% at September 30, 2004).

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

*Filed herewith

(b) Reports on Form 8-K.

In a Form 8-K filed on August 12, 2004, the Company filed a press release announcing its second quarter 2004 earnings.

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

