Form 10-K
period 2004-12-31
FIND SVP INC
filed 2005-03-18
CIK 801338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to_______________

0-15152
Commission File Number

FIND/SVP, INC.
(Exact name of registrant as specified in its charter)

New York	13-2670985
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

625 Avenue of the Americas
New York, NY 10011
(Address and zip code of principal executive offices)

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

As of June 30, 2004, the aggregate market value of the voting common stock held by non-affiliates of the registrant was $27,005,396 based on the average bid and ask price per share of the common stock on the OTC Bulletin Board on June 30, 2004, which was $2.38 per share.

All (i) executive officers and directors of the registrant and (ii) all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock who hold 10% or more of the registrant’s outstanding common stock, have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

There were 19,402,491 shares outstanding of the registrant’s common stock, par value $.0001 per share, as of March 14, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders, which is anticipated to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days following the end of the Company’s fiscal year ended December 31, 2004, are incorporated by reference into Part III.

FIND/SVP, INC.

PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

FIND/SVP, Inc. and its wholly-owned subsidiaries (collectively, "FIND/SVP" or the "Company" which may be also referred to in this report as “we”, “us” or “our”) provide a full range of custom research, consulting, quantitative market research and outsourced information services that address our customers’ critical business information needs. In many cases, we function as our customers’ primary information and business intelligence resource on an outsourced basis, especially among the growing universe of companies that have downsized their internal research staffs and information resources. In other cases, we serve as a reliable supplemental resource to customers’ internal capabilities. In addition, with our acquisitions in 2003 of Guideline Research Corp. (“Guideline”) and Teltech, as well as our internal development of new service offerings, we also provide a range of specialized higher priced research and consulting services, such as quantitative custom market research and due diligence research services, that address a particular strategic business information need within specific markets such as R&D, Healthcare, Marketing and Private Equity/Money Management.

We were incorporated in the State of New York in 1969. In 1971, we became affiliated with SVP International S.A. ("SVP") through a licensing agreement (still in effect today) which gives us the right to use the SVP name, provides us access to the resources of what are currently 11 additional SVP affiliated companies located around the world, and prohibits SVP or its affiliates from competing with us in the United States.

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

We are organized into four business segments:

•
QUICK CONSULTING SERVICE (“QCS”) is an on-demand subscription-based service that functions like a corporate research center for our customers. Customers pay a fixed monthly or annual fee for the right to access our in-house consulting staff on a continuous, as-needed basis to answer short custom research requests on virtually any business-related topic. This service enables customers to satisfy their day-to-day business information needs on an outsourced basis, which is generally more effective and less expensive, than performing the work in-house.

•	STRATEGIC CONSULTING AND RESEARCH GROUP (“SCRG”) provides in-depth custom research and competitive intelligence services which result in larger projects beyond the typical scope of our QCS service.

•
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

•
TELTECH (“TELTECH”), also acquired in 2003, provides a full range of outsourced information and consulting services to customers in R&D and related technical sectors. Teltech’s services include subscription-based information and research services, in-depth strategic consulting services and outsourced management of corporate information centers.

Together, these four business segments enable us to perform both primary and secondary research, handle small, medium or large research assignments, provide a full range of ancillary outsourced business information services and offer wide industry coverage. We therefore believe that one of our unique and compelling value propositions is that we can serve as an efficient single source, end-to-end solutions provider of a significant portion of our customers’ business information needs.

The research resources we use to service our customers’ needs include our in-house staff of 95 full time researchers and consultants, access to approximately 1,500 computer databases and subscription-paid websites, 8,000 internal information files, 5,000 books and reference works, 900 periodicals and trade journals, and our internal database of over 500,000 previously completed research assignments. In addition, through our licensing agreement with SVP, we have access to approximately 1,000 additional SVP research personnel worldwide, and access to 1,700 outside consultants as part of our Expert Network.

Our growth strategy is to grow our base of customers, leverage the untapped cross-selling opportunities from our acquisitions of Guideline and Teltech, develop new products and services to increase our revenues per customer and make selective acquisitions that add strategic value and are accretive to earnings per share.

RECENT DEVELOPMENTS

On March 14, 2005, we entered into two separate Stock Purchase Agreements pursuant to which we intend to acquire, subject to the terms of such Stock Purchase Agreements, each of Atlantic Research & Consulting, Inc. and Signia Partners, Inc. in April 2005. We intend to finance the acquisition with a combination of our cash resources and/or funds obtained in connection with a proposed senior credit facility with Bank of America. For more information regarding the acquisitions of Atlantic Consulting & Research and Signia Partners, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 18 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

MARKET OVERVIEW

The market for our services covers a broad cross-section of corporate America, including both a wide range of industries and company sizes. The primary market for our QCS division is small to medium sized companies, while Quantitative Market Research and Teltech sell more to large companies. In terms of industry focus, we maintain seven industry specialties as follows: Healthcare, R&D/Engineering, Consumer Products, Industrial, Financial Services, Technology and Business Management. However, we have also been successful in selling to executives in various functional capacities, such as marketing professionals, R&D professionals, market research professionals, strategic planners, and information professionals, which cut across industry lines and provide us with corporate customers in virtually every major industry. Accordingly, we believe we are well diversified, and not dependent on any one industry or market segment.

However, we do believe that there are certain macro trends which are positively impacting the market for our services, generally including

•	Continued corporate emphasis on maintaining low internal cost structures, especially in non-core functions, enhances the attractiveness of our outsourced business model.

•
Corporations are being bombarded by an overwhelming amount of raw, unfiltered, irrelevant and unreliable information emanating from the Internet and other public sources. They are increasingly turning to outside firms with expertise in particular industries or markets that can more efficiently synthesize this data into relevant, reliable business information.

•
The increased pace of business today, and the growing operating and strategic complexity of business decisions, require corporations to have greater access to quality, real-time, usable business information.

•
Fierce competitive environments, coupled with the increased availability of generic information products and resources, are increasing demand for unique business intelligence services that provide customers with a competitive advantage.

In terms of size, the total available market for our services is very large. The U.S. market for market research alone was over $6.7 billion in 2004 (as per Datamonitor Market Research Global Industry Guide), while the markets for both custom research/consulting and published information are also significant. While large overall, these markets are fragmented, with even the largest participants not maintaining dominant market shares. For example, we believe our Guideline subsidiary was one of the top fifty custom market research firms in the U.S. in 2004.

INFORMATION CONCERING BUSINESS SEGMENTS

For information concerning our business segments, please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 to our Consolidated Financial Statements included elsewhere in this report.

BUSINESS AND GROWTH STRATEGY

Our goal is to fully leverage the assets of our four business segments through a comprehensive and client-centric sales strategy to offer more value to, and satisfy more of the business information needs of, our existing customer base, while adding additional products and services that further enhance our capabilities and allow us to expand our customer base.

•
Maintain and Enhance Subscription Model. We believe that our subscription model, which accounted for approximately 60% of our revenues in 2004, is one of the keys to our financial and operating success. It produces a predictable, recurring revenue stream, as well as a close, ongoing relationship with the customer. Through our acquisitions of Guideline and Teltech, as well as through internal product development efforts, we now have additional products and services that can be incorporated into our subscription service offerings to make them more unique, enhance their value and increase their price point.

•
Cross-Sell Services to our Customer Base. We believe that our acquisitions of Guideline and Teltech have created cross-selling opportunities. For example, approximately 1,000 individual cardholders of our QCS service have the words “Market Research” in their title, representing prime cross-selling candidates for Guideline’s market research services, which we did not offer prior to 2003. Also, our 1,148 QCS client companies include very few R&D departments, providing cross-selling opportunities for Teltech, which specializes and has a leading market position in the R&D market.

•
Satisfy a Larger Share of Customer Business Information Needs. While our customers include some very large companies, including nearly 50% of the Fortune 100, 25% of the Fortune 1000, and 500 with revenues of $400 million or more, we believe that our average revenue per customer is small relative to customers’ total business information expenditures. Accordingly, with our expanded line of service offerings, we believe we have opportunities to increase our average revenue per customer.

•
Leverage Existing Assets to Create New Products and Services. We derive most of our revenues from custom research and consulting services provided for the one-time use of individual customers. We believe there are opportunities to leverage our database of over 500,000 previously completed research assignments, our current volume of over 60,000 research assignments annually, and our 95 in-house research and consulting staff to produce and sell products such as syndicated research and multi-client studies at very little incremental cost.

In addition, the Company has adopted an aggressive sales strategy of identifying the specific business intelligence and research needs of prospective customers, and providing customized and/or pre-packaged solutions. As a result, the Company has materially expanded its internal product development efforts, yielding a far broader suite of client-centric products and services.

•
Continue to evaluate making prudent acquisitions that Add Strategic Value and are Accretive to Earnings Per Share. The Company may pursue strategic acquisitions that can cost-effectively add new clients, specific research and consulting knowledge or technological expertise to accelerate the Company’s access to existing or new markets. FIND/SVP plans to be very selective in its acquisition program and will focus on those businesses that broaden and complement its existing expertise, and are accretive to earnings.

PRODUCTS & SERVICES

QUICK CONSULTING AND RESEARCH SERVICE

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

When a QCS customer has a business question or research request, they contact us via telephone or email, give us their card number, and explain their request. Based on the subject of the request, our customer service operators connect the customer with our most qualified available consultant, who speaks directly with the customer to better understand the customer’s need and help define a specific research request that best addresses that need. Our consultant then performs the necessary research and prepares a formal written research response, which answers the customer’s question and includes additional relevant attachments, articles and internet links. Our turnaround time is determined by the needs of each client request, and ranges from same-day to multi-day.

While the number of QCS subscription customers decreased in 2004, the average subscription rate increased, reflecting our emphasis on generating more revenues per client. At December 31, 2004, there were 1,148 QCS subscription customers, a 13.7% decrease from December 31, 2003, and 8,071 holders of the Membership Card, a 9.7% decrease from December 31, 2003. However, the average annual QCS retainer subscription rate at December 31, 2004 was $15,400, a 14.1% increase from December 31, 2003. Revenues generated by QCS represented approximately 44%, 58% and 88% of the Company's total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. The dramatic change in QCS’s share of total revenues in 2004 and 2003 resulted from the acquisitions of Guideline and Teltech in addition to a decrease in the QCS subscription base.

STRATEGIC CONSULTING AND RESEARCH GROUP

SCRG is designed to handle more in-depth custom market research and competitive intelligence assignments. The service is often used by the Company's QCS retainer clients as a supplement to that service. Common project requests include customized market and industry studies, executive interviews, competitive intelligence data-gathering and analysis assignments, acquisition studies and large information collection projects. Through SCRG, the Company provides research as well as interpretation and analysis. All projects are quoted in advance and billed separately.

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

Guideline is typically brought in by a customer to help refine a strategic need into a specific research design. Then Guideline designs the questionnaire or “script”, which is used to interview respondents. Next Guideline hires outside field contractors to conduct the actual interviews with respondents, which may take place in malls, in stores, via telephone, via mail, via the internet or a combination of the above. Then Guideline converts the raw field responses into usable market research data. Finally, Guideline prepares a formal report for the customer which contains Guideline’s analysis of the data and any strategic recommendations based on the data. Market applications for Guideline studies include concept and product testing, positioning research, tracking research, customer satisfaction surveys and legal claims substantiation.

Guideline studies are quoted and billed on a project-by-project basis.

TELTECH

Through our Teltech subsidiary, we provide scientific and technical research, information and management consulting to corporate R&D professionals and information centers. Customers apply Teltech’s research, analysis and advisory services to improve the speed and quality of their decision-making and problem solving processes. Teltech partners with its corporate clients to define their technical information needs, identify the best sources for satisfying those needs, and implement the appropriate information-management strategies.

Teltech directly addresses the growing demand for cost-effective, user-focused, broad-based scientific and technical research, as well as project and process consulting. Research results are obtained by accessing, synthesizing and analyzing published materials, technical expertise and primary research.

Teltech classifies its services in four main categories:

On-Demand Information Services. Teltech’s product offering includes services specifically designed to provide an ongoing, proactive flow of critical information to the end user. Services include quick turn-around analyst research, monitoring services, document delivery, supplier research, and access to expert consulting. Teltech has a network of 10,000 leading experts in over 30,000 technology and industry areas that clients can access on-demand.

In-depth Research. Teltech conducts major custom research projects on a wide range of science, technology, and business topics to support strategic decision-making. Applications for Teltech’s in-depth research include market assessments for new products, product feasibility analyses, competitive intelligence studies, technology evaluations, M&A evaluations and intellectual property analyses.

Information Management Consulting. Teltech provides comprehensive solutions designed to improve the effectiveness of information delivery, analysis, application, and use throughout organizations. Teltech provides consulting for information center optimization and provides custom virtual library solutions designed to improve an organization’s ability to access external information and expertise.

Outsourced Information Centers and Information Portals. Teltech has long term contracts with nine corporate customers pursuant to which Teltech actually serves as the complete outsourced information center for those customers. In these arrangements, Teltech typically builds and operates an online information portal which serves as the official virtual library for these customers. These portals are private labeled with the customers’ own names and logos, but typically contain the notation “Powered by Teltech”. These tend to be large contracts, resulting in an average of $310,000 of revenues each in 2004.

Teltech utilizes multiple contract forms and pricing arrangements to sell its services, including annual subscription contracts, long-term outsourcing contracts and per-transaction engagements. In 2004, approximately 50% of its revenues resulted from annual subscription clients, 33% resulted from nine long-term outsourcing contracts and 17% resulted from transaction engagements.

SALES AND MARKETING

Our primary sales and marketing goals are to expand our QCS and Teltech retainer client bases, and to cross sell services among the respective customers of our four business segments. Growth in our retainer base provides us increased opportunities to sell other products and services. Our sales and marketing techniques include advertising, direct mail, email, conference exhibits, sales promotion activities and our web site. The direct costs of the Company's advertising and public relations efforts are modest. Qualified leads are followed up by our direct sales force, and are supplemented by referrals and telemarketing efforts. Neither Guideline nor Teltech maintained direct sales forces before we acquired them, so we intend to continue to increase their sales and marketing efforts by applying our resources to sell their products. We also maintain a staff of account development managers, whose primary function is to interact regularly with our clients to ensure customer satisfaction and promote our other products and services. Furthermore, within our QCS segment, several consultants are relationship managers and further enhance our client relationships. This provides us with an additional avenue to cross-sell Guideline, Teltech and new internally-developed services to our existing retainer clients.

COMPETITION

We face significant competition in our individual business segments, but we believe there are few direct competitors who offer our full range of products and services. Our competition comes primarily from three sources: (1) other research and consulting companies who compete with us in particular products or industries; (2) in-house corporate research centers; and (3) content aggregators and information publishers that sell directly to individual end-users. Also, the internet, on-line databases and CD-ROM products have increased the ability of companies and individuals to perform information searches and basic research for themselves. Consequently we also compete with a “do-it-yourself” approach. However, we believe that our consultants deliver a value-added service based on their technical expertise and their ability as expert researchers to search more information products more quickly than most end users, thereby delivering a faster, more thorough and more economical service. Also, our volume contracts with information providers typically enable us to access paid databases and published information sources less expensively than our clients can do themselves. In addition, many of our services, such as quantitative custom market research and in-depth consulting, cannot be performed in-house by a vast majority of our customers.

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

We believe that the principal competitive factors that differentiate us from our competitors are:

-
quality, independence and objectivity of our research and analysis; an efficient range of service offerings, encompassing research, consulting and quantitative custom market research, which allows us to satisfy both the primary and secondary business intelligence needs of our customers;

-
a unique operating structure that allows us to offer custom research services in almost any size range, from $300 to $1 million, which enables us to satisfy a wide spectrum of our customers’ business information needs;

-	experience providing a total outsourced information solution to some of the world’s largest companies; and

-
one of the country’s largest private business libraries with access to approximately 1,500 computer databases and subscription-paid websites, 8,000 internal information files, 5,000 books and reference works, 900 periodicals and trade journals, and our internal database of over 500,000 past completed research assignments.

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

SEASONALITY

Our business is somewhat seasonal both in terms of cash flow and revenues. Our cash flow has traditionally been strongest in the first and second quarters of the year due to the higher number of QCS and Teltech customers who renew and prepay their annual subscriptions during this period. With regard to revenues, while our historical QCS and SCRG segments are generally not seasonal, the acquired Guideline and Teltech businesses have traditionally experienced stronger revenues in the third and fourth quarters of the year. We believe this results from customers who seek to fully utilize their annual internal information budgets before the end of their fiscal years.

EMPLOYEES

As of December 31, 2004, we had 204 full-time employees, including 38 marketing and sales employees, 95 consultants and research analysts and 71 administrative and general personnel. Our ability to develop, market and sell our services and to establish and maintain our competitive position will depend, in part, on our ability to attract and retain qualified personnel. While we believe that we have been successful to date in attracting such personnel, there can be no assurance that we will continue to do so in the future. We are not a party to any collective bargaining agreements with our employees. We consider our relations with our employees to be good.

Our corporate headquarters are located at 625 Avenue of the Americas, New York, New York 10011, and the telephone number is (212) 645-4500. Our Code of Ethics for senior executives and financial officers is posted on our website, www.findsvp.com. We make available free of charge through our website, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the proxy statement for the annual meeting of shareholders, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 2. PROPERTIES

At December 31, 2004 we leased office space as follows:

•
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

•
Approximately 20,000 square feet at 641 Avenue of the Americas, New York, New York. This lease is subject to standard escalation clauses, and expires in June 2005. Basic annual rent expense, determined on the straight-line basis over the term of the lease, is approximately $497,000. We will not be renewing or replacing this lease when it expires as we have sufficient capacity at our offices at 625 Avenue of the Americas to house all personnel and property currently residing there. Accordingly, we expect to save approximately $497,000 of basic rent expense annually beginning in July 2005, less approximately $210,000 of net-sublease income.

•	Approximately 11,400 square feet at 3 West 35th Street, New York, NY, which is the principal location of our Quantitative Market Research business segment.

•	Approximately 7,900 square feet in Bloomington, MN which is the principal location of our Teltech business segment.

•	Approximately 4,000 square feet in Chicago, IL which is a satellite office of our Quantitative Market Research business segment.

The future minimum lease payments under noncancellable operating leases related to the above properties as of December 31, 2004 were as follows:

Year ending December 31	Operating Leases
2005	$1,160,000
2006	1,159,000
2007	1,150,000
2008	1,026,000
2009	1,082,000
Thereafter	3,493,000
Total minimum lease payments	$9,070,000

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to, and our property is not subject to, any material legal proceedings. However, in the future, we or our property may become subject to litigation, which if decided adversely to us, may have a material adverse effect on us.

ITEM 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $.0001 per share (“Common Stock”) is traded on the Over The Counter Bulletin Board under the symbol “FSVP.OB”. There were approximately 800 common shareholders of record on March 14, 2005. We currently do not, and do not intend in the future, to pay cash dividends on our common stock, and we are restricted from doing so under the terms of our debt agreements. Cash generated from operations will be used for general corporate purposes, including acquisitions and supporting organic growth.

The following table sets forth the range of high and low bids of our Common Stock for the calendar quarters indicated. The quotes listed below reflect inter-dealer prices or transactions solely between market-makers, without retail mark-up, mark-down or commission and may not represent actual transactions. In April 2001, due to its failure to comply with NASDAQ’s $1.00 minimum bid price requirement, our shares of Common Stock were delisted. Trading has since continued to be conducted on the Over The Counter Bulletin Board.

Price Range	High	Low

2004
1st Quarter	2.70	1.45
2nd Quarter	2.80	2.25
3rd Quarter	2.40	1.70
4th Quarter	1.90	1.35

2003
1st Quarter	1.38	1.03
2nd Quarter	1.60	1.10
3rd Quarter	1.90	1.30
4th Quarter	1.85	1.28

Item 6. Selected Financial Data

The following table sets forth our selected financial data as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. The selected financial data set forth below has been derived from our audited consolidated financial statements and related notes for the respective fiscal years. The selected financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this report as well as our consolidated financial statements and notes thereto. These historical results are not necessarily indicative of the results to be expected in the future.

Statements of Operations
	Years Ended December 31
	(in thousands, except per share amounts)
	2004	2003	2002	2001	2000
Revenues	$38,437	$31,569	$20,828	$22,215	$23,800
Operating loss	(256)	(169)	(1,683)	(1,198)	(632)
Net loss	(1,945)	(947)	(1,875)	(995)	(414)
Net loss attributable to common shareholders [1]	(2,098)	(1,227)	(1,875)	(995)	(414)
Loss per common share:
Basic and Diluted	(0.12)	(.10)	(.18)	(.13)	(.06)
Weighted average number of common shares:
Basic and Diluted	17,213	11,766	10,139	7,880	7,450

Cash dividends paid per common share	—	—	—	—	—

Balance Sheet Data

	As of December 31
	(in thousands)
	2004	2003	2002	2001	2000
Working capital (current assets less current liabilities) [2]	$2,832	$(2,066)	$(43)	$(401)	$(484)
Total assets	30,022	22,968	9,414	10,692	11,012
Long-term notes payable, excluding current amounts	—	3,170	1,200	895	1,685
Shareholders' equity[1]	18,120	7,370	3,589	4,490	3,992

1 Net income (loss) attributable to common shareholders is the result of accretion on redeemable common stock and accrued preferred dividends for 2004 and 2003 only. Accretion on redeemable common stock exists when the fair value of redeemable common stock exceeds the original amount of $727,000 at the balance sheet date. As of December 31, 2004 and 2003, the fair value of the redeemable common stock was $1,090,000 and $977,000, respectively, resulting in $113,000 and $250,000 of accretion for the years then ended. The maximum fair value of the redeemable common is $1,090,000, as defined. Beginning at April 1, 2003, the Guideline acquisition date, preferred dividends are accrued at 8% per annum on the $500,000 preferred stock redemption value. At December 31, 2004 and 2003, accrued dividends amounted to $70,000 and $30,000, respectively.

2 Working Capital includes $3,472,000, $3,612,000, $1,476,000, $1,753,000 and $2,071,000 of unearned income as of December 31, 2004, 2003, 2002, 2001 and 2000, respectively. Such amounts reflect amounts billed, but not yet earned.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with “Selected Financial Data” as well as our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

General

FIND/SVP, Inc. and our wholly-owned subsidiaries provide a full range of custom research, consulting, quantitative market research and outsourced information services that are designed to address our customers’ critical business information needs. We function as many of our customers’ primary information and business intelligence resource on an outsourced basis, especially among companies that have downsized their internal research staffs and information resources. We also serve as a reliable supplemental resource to customers’ internal capabilities. As a result of our acquisitions in 2003 of each of Guideline and Teltech, combined with further internal development of new service offerings, we provide a range of specialized higher priced research and consulting services. For example, we currently provide quantitative custom market research and due diligence research services which serve to address particular strategic business information needs within specific markets such as R&D, healthcare, marketing and private equity/money management.

We are organized into four business segments: Quick Consulting Service, which is a subscription-based service that functions like an in-house corporate research center for our customers; Strategic Consulting and Research Group, which provides in-depth custom research and competitive intelligence services for larger projects; Quantitative Market Research, which provides full service quantitative custom market research services, such as large-scale consumer surveys; and Teltech, which provides a full range of outsourced information and consulting services to customers in R&D and related technical sectors.

On April 1, 2003, we acquired Guideline, and Guideline’s results of operations are included in our results of operations as of such date.

On July 1, 2003, we acquired Teltech, and Teltech’s results of operations are included in our results of operations as of such date.

Results of Operations - Calendar Year 2004 Compared to Calendar Year 2003

The Company manages its consulting and business advisory services in the following four business segments: Quick Consulting Service, Strategic Consulting and Research Group, Quantitative Market Research and Teltech. The Company operates primarily in the United States. Quantitative Market Research was added as a segment as a result of the acquisition of Guideline on April 1, 2003. Teltech was added as a segment as a result of its acquisition by the Company on July 1, 2003. See Note 3. “Acquisitions” to the financial statements for a more detailed description of these acquisitions. References to "Corporate" and "Other" in our financial statements refer to the portion of assets and activities that are not allocated to a segment.

	Years Ended December 31,
	(in thousands)
	2004	2003	$ Change	% Change
Revenues
QCS	$16,904	$18,391	$(1,487)	(8.09)%
SCRG	1,936	1,415	521	36.80%
Quantitative Market Research	11,371	7,669	3,702	48.27%
Teltech	8,226	4,094	4,132	100.93%
Total revenues	$38,437	$31,569	$6,868	21.76%

Revenues

Revenues increased from $31,569,000 in 2003 to $38,437,000 in 2004, which represents an increase of 21.8% for the same period. The increase in revenue was due to the acquisitions of Guideline on April 1, 2003, and Teltech on July 1, 2003, which are described in “Acquisitions” below, and an increase in our SCRG segment, offset by a decline in our QCS segment. Specifically, QCS was affected by cancellations of retainer accounts during the year ended December 31, 2004 in excess of new sales during the same period. We believe that cancellations primarily resulted from continued uncertain general economic conditions, as well as the perception among certain customers that they can satisfy their day-to-day research needs internally, by using the internet. At the same time, we believe that our current clients’ recognition of the importance of timely, competitive market research was the primary factor contributing to the increase in SCRG revenue.

QCS

QCS revenues, which result from annual retainer contracts paid by clients on a monthly, quarterly, semi-annual or annual basis, decreased by $1,487,000, or 8.1%, from $18,391,000 in 2003 to $16,904,000 in 2004. The decrease from 2003 to 2004 was a result of 366 cancellations that were not sufficiently offset by an increase in new client business despite increased retainer rates. We believe that cancellations were primarily a result of continued general uncertain economic conditions, as well as the perception among certain customers that they can satisfy their day-to-day research needs internally through the use of the internet.

SCRG

SCRG revenues, which result from more in-depth research and consulting engagements, increased by $521,000, or 36.8%, from $1,415,000 in 2003 to $1,936,000 in 2004. The increase from 2003 to 2004 was due to an increase in demand in several strategic markets and incremental revenue from an initiative to develop major accounts, which resulted in three projects with revenue of $483,000.

Quantitative Market Research

Quantitative Market Research revenues, which result from custom market research consulting engagements, such as conducting surveys and focus groups, increased by $3,702,000, or 48.3%, from $7,669,000 in 2003 to $11,371,000 in 2004. This is primarily the result of a strong overall market research market, increased demand from certain customers within its healthcare division and the addition of ten new customers as a result of cross selling activities into the Company’s QCS customer base. We acquired this line of business on April 1, 2003.

Teltech

Teltech revenues, which result from on-demand research, outsourced information services and in-depth projects, increased by $4,132,000, or 100.9%, from $4,094,000 in 2003 to $8,226,000 in 2004. We acquired this line of business on July 1, 2003.

	Years Ended December 31,
	(in thousands)
	2004	2003	$ Change	% Change
Operating income (loss)
QCS	$1,357	$2,281	$(924)	(40.51)%
SCRG	164	(526)	690	131.18%
Quantitative Market Research	1,160	828	332	40.10%
Teltech	922	408	514	143.14%
Segment operating income	3,603	2,991	612	20.46%
Corporate and other [1]	(3,859)	(3,160)	(699)	(22.12)%
Operating income (loss)	$(256)	$(169)	$(87)	(51.48)%
[1] Represents the effect of direct costs and selling, general and administrative expenses not attributable to a single segment.

Costs of products and services sold

Direct costs, which are those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases, increased by $5,141,000, or 29.8%, from $17,243,000 in 2003 to $22,384,000 in 2004. Direct costs represented 58.2% and 54.6% of revenues in 2004 and 2003, respectively. The increase in total direct costs was primarily the result of the acquisition of Guideline during the quarter ended June 30, 2003 and the acquisition of Teltech during the quarter ended September 30, 2003. The increase as a percentage of revenue was due to an increase in stock compensation expense and increased variable compensation expense related to one of the Guideline executives, partially offset by a decrease in labor related to attrition. Guideline’s and Teltech’s direct costs consist of both direct labor and direct costs, such as subcontractors who perform fieldwork for many of their projects, annual costs related to the use of external content providers, and other necessary costs incurred in order to fulfill client requests. Exclusive of Guideline and Teltech, direct costs decreased by approximately $548,000 from 2003 to 2004 primarily as a result of decreased direct labor costs, inclusive of decreased stock compensation expense.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $1,814,000, or 12.5%, from $14,495,000, or 45.9% of revenue, in 2003 to $16,309,000, or 42.4% of revenue, in 2004. The increase in selling, general and administrative was due primarily to the acquisitions of Guideline, which took place during the quarter ended June 30, 2003 (total Guideline selling, general and administrative expenses were $1,676,000 in 2004), and Teltech, which took place during the quarter ended September 30, 2003 (total Teltech selling, general and administrative expenses were $2,210,000 in 2004), while the decrease as a percentage of revenue was due to the lower overall selling, general and administrative percentages of Guideline and Teltech. Exclusive of Guideline and Teltech, selling, general and administrative expenses increased by $352,000, or 2.9%, from 2003 to 2004, resulting primarily from an increase in labor costs as well as a $629,000 charge recorded for severance during 2004 and a $530,000 charge recorded as a result of the abandonment of a lease during the second quarter of 2004, offset by decreased stock compensation expense of approximately $705,000.

Interest income and expense

Interest income increased by $12,000 from $2,000 in 2003 to $14,000 in 2004. The increase in 2004 was a result of higher cash balances in interest bearing accounts throughout 2004.

Interest expense increased by $922,000 from $687,000 in 2003 to $1,609,000 in 2004. The increase was primarily the result of non-cash interest expense of $1,130,000, representing the accretion of the difference between the initial relative fair value and the stated value of the notes that the Company issued to Petra Mezzanine Fund, L.P. in connection with the Guideline and Teltech acquisitions (See “Liquidity and Capital Resources”). Furthermore, the Petra debt was repaid in May 2004, and the remaining unamortized difference between the initial relative fair value and the stated value of $1,039,000 was accreted at that time. Total non-cash interest expense related to the Petra notes was $1,130,000 and $182,000 in 2004 and 2003, respectively.

As a result of the repayment of outstanding debt during May 2004, the Company recorded additional non-cash interest expense of $223,000 relating to the balance of any unamortized deferred financing fees associated with the Term Note, the Note and the Second Note. Total non-cash interest related to the amortization of deferred financing fees was $223,000 and $36,000 in 2004 and 2003, respectively.

Impairment of investment

In March 2004, the Company reduced the value of its investment in idealab! to $90,000, representing the value of the shares based on a repurchase offer by idealab!. Accordingly, the Company recorded a $96,000 pre-tax charge during the quarter ended March 31, 2004.

In June 2004, 75% (or 3,750 shares) of the preferred shares held by the Company in idealab! were redeemed for $66,806.

Unrealized loss on investment

During the year ended December 31, 2004, the Company recorded an unrealized loss of $94,000 on its investment in Find.com, a joint venture in which the Company has a 47.5% interest. This represents the Company’s share of the net loss of Find.com as of and for the year ended December 31, 2004.

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

Gain on Sale of Assets

On April 21, 2004, the Company sold its Information Advisor newsletter business, which was part of the Company’s QCS segment, to Information Today. The decision to sell this business was based on the fact that it was a small, non-core, breakeven business that did not fit our growth model or strategy. The sale proceeds to the Company consisted of $52,500 in cash, $15,000 of free advertising, and the buyer’s assumption of an unearned income liability, less modest transaction expenses. The Company recorded a gain on sale of assets of $92,000.

Operating Income (Loss)

Our results of operations declined by $87,000 from a loss of ($169,000) in 2003 to a loss of ($256,000) in 2004. This is primarily the result of the decline in QCS and charges taken for severance and contingent payments, partially offset by a decrease in stock compensation expense, and increases in performance in SCRG, Guideline and Teltech. See “Acquisitions” below for a description of the Guideline and Teltech transactions.

Income Taxes

Given the Company’s previous history of recurring taxable losses, there was no income tax benefit recognized for the year ended December 31, 2004. Instead, the Company recorded a $721,000 tax valuation allowance in 2004, equal to what the income tax benefit would have been for the year. This valuation allowance was recorded as the Company determined, based on its past history of limited taxable income, that it was more likely than not that a portion of its deferred tax assets would not be realized during the carryforward period.

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

Results of Operations - Calendar Year 2003 Compared to Calendar Year 2002

The Company manages its consulting and business advisory services in the following four business segments: Quick Consulting Service, Strategic Consulting and Research Group, Quantitative Market Research and Teltech. The Company operates primarily in the United States. Quantitative Market Research was added as a segment as a result of the acquisition of Guideline on April 1, 2003. Teltech was added as a segment as a result of its acquisition by the Company on July 1, 2003. See Note 3. “Acquisitions” to the financial statements for a more detailed description of these acquisitions. References to "Corporate" and "Other" in our financial statements refer to the portion of assets and activities that are not allocated to a segment.

	Years Ended December 31,
	(in thousands)
	2003	2002	$ Change	% Change
Revenues
QCS	$18,391	$18,624	$(233)	(1.25)%
SCRG	1,415	2,204	(789)	(35.80)%
Quantitative Market Research	7,669	—	7,669	—
Teltech	4,094	—	4,094	—
Total revenues	$31,569	$20,828	$10,741	59.15%

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

QCS

QCS revenues, which result from annual retainer contracts paid by clients on a monthly, quarterly, semi-annual or annual basis, decreased by $233,000, or 1.25%, from $18,624,000 in 2002 to $18,391,000 in 2003. The decrease from 2002 to 2003 was a result of cancellations that were not sufficiently offset by new clients and increased rates. We believe that cancellations were primarily a result of continued weak economic conditions, as well as the perception among certain customers that research can be conducted internally using the internet. At December 31, 2003, there were a greater number of annual renewals which were billed than during the same period in the prior year, and this contributed to a higher accounts receivable balance at December 31, 2003 than December 31, 2002. The monthly fees billed to retainer clients (the retainer base) decreased from the beginning of 2003 to the end of 2003 by 9.9%, from $1,488,338 to $1,341,285.

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

	Years Ended December 31,
	(in thousands)
	2003	2002	$ Change	% Change
Operating income (loss)
QCS	$2,281	$3,986	$(1,705)	(42.78)%
SCRG	(526)	(169)	(357)	(211.24)%
Quantitative Market Research	828	—	828	—
Teltech	408	—	408	—
Segment operating income	2,991	3,817	(826)	(21.64)%
Corporate and other [1]	(3,160)	(5,500)	2,340	42.55%
Operating income (loss)	$(169)	$(1,683)	$1,514	89.96%
[1] Represents the effect of direct costs and selling, general and administrative expenses not attributable to a single segment.

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

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $2,137,000, or 17.3%, from $12,358,000, or 59.3% of revenue, in 2002 to $14,495,000, or 45.9% of revenue, in 2003. In 2003 and 2002, we recorded additional accruals of $468,000 and $257,000, respectively, under a severance plan approved by our Board of Directors. The increase in selling, general and administrative expenses was due primarily to the acquisitions of Guideline, which took place during the quarter ended June 30, 2003 (total Guideline selling, general and administrative expenses were $1,405,000), and Teltech, which took place during the quarter ended September 30, 2003 (total Teltech selling, general and administrative expenses were $465,000). Also, selling, general and administrative expenses increased from 2002 to 2003 partially as a result of stock compensation expense. These were partially offset by various cost containment measures implemented during the year ended December 31, 2003. Excluding potential acquisitions, we expect selling, general and administrative expenses, exclusive of stock compensation expense, to increase in line with inflation in 2004.

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

Other income

We have a 9.1% interest in SRI, and in March 2003, received an $87,000 distribution in respect of that interest. We share in profits of SRI, but do not share in losses. This is the only distribution that we received from this partnership interest, and the distribution was recognized as other income. SRI is a business conference and event company.

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

The $264,000 income tax benefit for the year ended December 31, 2002 represents 12% of pre-tax loss. In 2002, a valuation allowance was provided for certain state and local carryforward net operating losses, as we determined that it was a reasonable possibility that such assets would not be realized during the carryforward period The income tax benefit was lower than the statutory rate due primarily to the recording of a valuation allowance, and expenses, such as certain stock compensation expense, meals and entertainment and key-man life insurance premiums, which are not deductible for tax purposes.

Segment Data

The Company manages its consulting and business advisory services in the following four business segments: Quick Consulting, Strategic Consulting, Quantitative Market Research and Teltech. The Company operates primarily in the United States. Quantitative Market Research was added as a segment as a result of the acquisition of Guideline on April 1, 2003. Teltech was added as a segment as a result of its acquisition by the Company on July 1, 2003. See footnote 3 “Acquisitions” for a more detailed description of these acquisitions.

	Years Ended December 31,
		(in thousands)
	2004	2003	2002
Revenues
QCS	$16,904	$18,391	$18,624
SCRG	1,936	1,415	2,204
Quantitative Market Research	11,371	7,669	—
Teltech	8,226	4,094	—
Total revenues	$38,437	$31,569	$20,828
Operating income (loss)
QCS	$1,357	$2,281	$3,986
SCRG	164	(526)	(169)
Quantitative Market Research	1,160	828	—
Teltech	922	408	—
Segment operating income	3,603	2,991	3,817
Corporate and other [1]	(3,859)	(3,160)	(5,500)
Operating income (loss)	$(256)	$(169)	$(1,683)
Income (loss) before taxes
QCS	$1,357	$2,281	$3,986
SCRG	164	(526)	(169)
Quantitative Market Research	1,023	408	—
Teltech	782	286	—
Segment income before taxes	3,326	2,449	3,817
Corporate and other [1]	(5,271)	(3,186)	(5,956)
Income (loss) before taxes	$(1,945)	$(737)	$(2,139)
Depreciation and amortization
QCS	$577	$762	$460
SCRG	79	120	59
Quantitative Market Research	36	41	—
Teltech	98	47	—
Total segment depreciation and amortization	790	970	519
Corporate and other	141	173	420
Total depreciation and amortization	$931	$1,143	$939
Total Assets
QCS	$2,741	$2,990
SCRG	597	372
Quantitative Market Research	3,996	3,071
Teltech	3,062	2,377
Total segment assets	10,396	8,810
Corporate and other	19,626	14,158
Total assets	$30,022	$22,968
Capital Expenditures
QCS	$186	$133	$134
SCRG	8	5	3
Quantitative Market Research	23	—	—
Teltech	62	—	—
Total segment capital expenditures	279	138	137
Corporate and other	253	319	320
Total capital expenditures	$532	$457	$457

[1] Represents the effect of direct costs and selling, general and administrative expenses not attributable to a single segment.

In 2003, the Company changed its internal overhead allocation methodology, including depreciation and amortization, which resulted in greater amounts of corporate overhead being allocated to the business segments in order to better gauge each segments contribution to profitability. Also, the acquisitions of Guideline and Teltech triggered a reapportionment of corporate overhead allocations to business segments. Had this methodology been in place during 2002 segment operating (loss) income and depreciation and amortization would have been, on a pro forma basis, as follows:

	Years Ended December 31,
	(in thousands)
	2004 actual	2003 actual	2002 pro forma
Operating (loss) income
QCS	$1,357	$2,281	$1,386
SCRG	164	(526)	(428)
Quantitative Market Research	1,160	828	--
Teltech	922	408	--
Segment operating income	3,603	2,991	958
Corporate and other	(3,859)	(3,160)	(2,641)
Operating loss	$(256)	$(169)	$(1,683)
Depreciation and amortization
QCS	$577	$762	$647
SCRG	79	120	85
Quantitative Market Research	36	41	--
Teltech	98	47	--
Total segment depreciation and amortization	790	970	732
Corporate and other	141	173	207
Total depreciation and amortization	$931	$1,143	$939

Quarterly Financial Data

The following table sets forth selected quarterly data for the years ended December 31, 2004 and 2003 (in thousands, except per share data). The operating results are not indicative of results for any future period.

Quarter ended	Revenues	Operating income (loss)	Income (loss) before provision (benefit) for income taxes	Net income (loss) attributable to common shareholders	Income (loss) per share: basic[1]	Income (loss) per share: diluted[1]
March 31, 2004	$9,606	$(547)	$(868)	$(987)	$(0.07)	$(0.07)
June 30, 2004	9,711	(672)	(1,955)	(1,399)	(0.08)	(0.06)
September 30, 2004	9,915	1,431	1,369	1,104	0.08	0.05
December 31, 2004	9,205	(468)	(491)	(816)	(0.04)	(0.04)

March 31, 2003	$5,102	$127	$187	$176	$0.02	$0.02
June 30, 2003	7,063	(865)	(1,050)	(1,160)	(0.11)	(0.11)
September 30, 2003	9,168	577	371	2	0.00	0.00
December 31, 2003	10,236	(9)	(246)	(262)	(0.02)	(0.02)

[1] Quarterly data is rounded and totals may or may not equal year end basic and diluted earnings per share.

As discussed in Note 9 to the Consolidated Financial Statements, during 2004 the Company recorded a charge to operations of $604,000 related to severance payments to be made to former employees. Approximately $75,000 was recorded related to bonus and commission arrangements in the quarter ended December 31, 2004.

In the fourth quarter of 2003, we recorded a charge of $309,000 related to the retirement of our President. In the fourth quarter of 2003 a charge related to severance costs of $127,000 was recorded. Also, approximately $217,000  was recorded related to bonus and commission arrangements at December 31, 2003.

Financial Condition, Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from retainer accounts (including prepaid retainer fees from clients) and borrowings. Cash balances were $4,519,000 and $821,000 at December 31, 2004 and 2003, respectively. Our working capital position (current assets less current liabilities) at December 31, 2004 was $2,832,000 as compared to $(2,066,000) at December 31, 2003. Included in current liabilities is unearned retainer income of $3,472,000 and $3,612,000 as of December 31, 2004 and 2003, respectively. Such amounts reflect amounts billed, but not yet earned.

Cash (used in) provided by operating activities was $(1,078,000), $835,000 and $(627,000) in the years ended December 31, 2004, 2003 and 2002, respectively. In 2004, the most significant operating activities were: a net loss of $1,945,00, a decrease in accounts payable and accrued expenses of $1,349,000, an increase in prepaid expense of $320,000, an increase in other assets of $305,000, an increase in accounts receivable of $154,000, a decrease in unearned revenue of $140,000 and a decrease in deferred compensation of $126,000, partially offset by non-cash interest of $1,357,000, depreciation and amortization of $931,000 and compensation from option grants of $596,000.

Cash used in investing activities was $2,033,000, $7,427,000 and $319,000 in the years ended December 31, 2004, 2003 and 2002, respectively. The primary use of cash in 2004 was for costs related to the acquisition of Guideline of $1,127,000, and Teltech of $441,000, primarily for contingent payments made to the former owners in accordance with the acquisition agreements. The primary use of cash in 2003 was the acquisition of Guideline during the quarter ended June 30, 2003 for $3,895,000, and the acquisition of Teltech during the quarter ended September 30, 2003 for $3,075,000. Capital expenditures during 2004, 2003 and 2002 were mainly for computer hardware upgrades and leasehold improvements. Total capital expenditures were $532,000, $457,000 and $457,000 in the years ended December 31, 2004, 2003 and 2002, respectively. During the year ending December 31, 2005, we expect to spend approximately $600,000 for capital items, the major portions of which will be used for computer hardware and software upgrades and for leasehold improvements.

Cash provided by (used in) financing activities was $6,809,000, $6,445,000 and $(37,000) in the years ended December 31, 2004, 2003 and 2002, respectively. In 2004, the most significant financing activities were: the net proceeds obtained through the private placement of Common Stock in the aggregate amount of $12,168,000, proceeds from the exercise of stock options of $45,000 and proceeds obtained from borrowings under notes payable of $200,000, offset by principal payments under notes payable of $5,576,000 and payments under capital leases of $28,000. In 2003, the most significant items were: the net proceeds obtained from the borrowings under notes payable of $2,688,000 related to the acquisitions of Guideline and Teltech, offset by repayments of $435,000; the issuance of preferred stock for $693,000; the issuance of warrants for $1,507,000; the proceeds from the issuance of common stock in the aggregate amount of $1,663,000; and, the proceeds from exercise of stock options of $329,000. In 2002, the most significant items were: the proceeds obtained from the borrowings under notes payable to JP Morgan Chase Bank of $3,230,000, offset by repayments of former Senior Subordinated Notes under debt agreements with previous investors of $3,243,000.

During May 2004, the Company repaid the entire outstanding balance on a term note with JP Morgan Chase Bank (the “Term Note”). The Term Note bore interest at prime plus 1.25%. The repayment effectively terminates the Term Note and any remaining obligations to the Term Note.

The Company maintains a $1,000,000 line of credit with JP Morgan Chase Bank (the “Line of Credit”). The Line of Credit bears interest at prime plus 0.50% (5.75% at December 31, 2004) and is renewable annually. During May 2004, the Company repaid the entire outstanding balance. The Line of Credit contains certain restrictions on the conduct of the Company’s business, including, among other things, restrictions on incurring debt, and creating or suffering liens. At December 31, 2004, the Company had the entire $1,000,000 Credit Line available to use.

The Line of Credit is secured by a general security interest in substantially all of the Company’s assets. Pursuant to Amendment No. 2 and Consent to Amended and Restated Senior Grid Promissory Note, dated May 20, 2004, all financial covenants previously related to the Line of Credit were eliminated.

On April 1, 2003, the Company issued a Promissory Note (the “Note”), along with preferred stock and warrants, with a face value of $3,000,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Guideline. The Note was recorded at its initial relative fair value of $1,868,000. The difference between the initial relative fair value and the stated value was accreted as additional interest expense over the maturities of the Note, and the resulting effective interest rate was approximately 25%. During May 2004, the Company repaid the outstanding principal balance of $3,000,000. Related interest expense was $1,112,000 for the year ended December 31, 2004, of which $955,000 related to the non-cash accretion of the carrying value of the Note to the stated value of the Note for the year ended December 31, 2004. The repayment effectively terminates the Note and any remaining obligations under the Note.

On July 1, 2003, the Company issued a Second Promissory Note (the “Second Note”), along with warrants,  with a face value of $500,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Teltech, a former business unit of Sopheon Corporation. The Second Note was recorded at its initial relative fair value of $320,000. The difference between the initial relative fair value and the stated value was accreted as additional interest expense over the maturities of the Second Note, and the resulting effective interest rate was approximately 25%. During May 2004, the Company repaid the outstanding principal balance of $500,000. Related interest expense was $202,000 for the year ended December 31, 2004, of which $175,000 related to the non-cash accretion of the carrying value of the Second Note to the stated value of the Second Note for the year ended December 31, 2004. The repayment effectively terminates the Second Note and any remaining obligations under the Second Note.

On May 10, 2004 (the “Closing Date”), the Company raised $13,500,000 through a private placement of (i) 6,000,000 shares of the Company’s Common Stock, and (ii) warrants to purchase an aggregate of 3,000,000 shares of Common Stock. The Company sold these shares and warrants through 6,000,000 units at $2.25 per unit, with each unit consisting of one share of Common Stock and one warrant to purchase one-half of one share of Common Stock at an exercise price of $3.00 per full share. The warrants are exercisable at any time before May 10, 2009. The net proceeds of the sale of the Common Stock and the warrants were partially used by the Company to pay off its debt of approximately $5.6 million, and is also intended to be used for working capital and general corporate purposes, including the financing of potential acquisitions. Transaction costs related to the private placement were approximately $1,332,000, which were recorded in capital in excess of par value as a partial offset against gross proceeds received from the private placement. The fair value of the warrants as of the Closing Date of approximately $3,231,000 was determined using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate range of 3.95%, volatility of 46% and an expected life of 5 years.

We believe that our cash and cash equivalents on hand, cash generated from operations and collections of our accounts receivable, and the availability of the Line of Credit with JP Morgan Chase, will be sufficient to fund our operations for the foreseeable future.

Contractual Obligations

The following table includes aggregate information about our contractual obligations as of December 31, 2004 and the periods in which payments are due:

	As of December 31, 2004 (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Long term operating lease commitments	$9,070,000	$1,160,000	$2,309,000	$2,108,000	$3,493,000
Long term capital lease commitments	365,000	131,000	234,000	—	—
Deferred compensation and other	264,000	47,000	74,000	72,000	71,000
	$9,699,000	$1,338,000	$2,617,000	$2,180,000	$3,564,000

Inflation

We have in the past been able to increase the price of our products and services sufficiently to offset the effects of inflation on direct costs, and anticipate that we will be able to do so in the future.

Off-Balance-Sheet Arrangements

As of December 31, 2004, we did not have any off-balance-sheet arrangements.

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

Revenue Recognition

Approximately 60% of the Company’s 2004 revenues were derived from subscription contracts with customers, including all of the revenues of the QCS business segment and approximately 50% of the revenues of the Teltech business segment. The remaining 40% of the Company’s 2004 revenues consisted of quantitative market research projects, in-depth consulting projects and outsourced information services.

The Company’s subscription services are provided under two different types of subscription contracts - retainer contracts and deposit contracts. Retainer contracts, which are used primarily by QCS, charge customers fixed monthly subscription fees to access QCS services, and revenues are recognized ratably over the term of each subscription. Retainer fees are required to be paid in advance by customers on either a monthly, quarterly, semi-annual or annual basis, and all billed amounts relating to future periods are recorded as an unearned retainer income liability on the Company’s balance sheet. In the case of deposit contracts, which are used primarily by the Teltech business segment, a customer pays a fixed annual fee, which entitles it to access any of the Company’s service offerings throughout the contract period, up to the total amount of the annual deposit fee. Since deposit account customers can “spend” their contract fee at any time within the annual contract period, deposit account revenues are only recognized within the contract period as services are actually provided to customers, with any unused deposit amounts recognized as revenue in the final month of the contract. As with retainer fees, deposit contract fees are required to be paid in advance, primarily annually, and any billed amounts relating to future periods are recorded as unearned retainer income, a current liability on the Company’s balance sheet.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We have tax loss carryforwards that have been recognized as assets on our balance sheet. These assets are subject to expiration from 2013 to 2023. Realization of the net deferred tax assets is dependent on future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards. In 2004 and 2002, after we performed an analysis of our deferred tax assets and projected future taxable income, valuation allowances were provided for various carryforward tax operating loss assets, as we determined that it was more likely than not that these assets may not be fully realized during the carryforward period.

Non-Marketable Equity Securities

The preferred share securities in idealab! is an investment in a start-up enterprise. As of December 31, 2004, the carrying value of these preferred share securities is $22,500. It is reasonably possible in the near term that our estimate of the net realizable value of the preferred shares will be less than the carrying value of the preferred shares. These securities are accounted for under the lower of cost or market method.

New Accounting Pronouncements

Share-Based Payment

In December 2004, the Financial Accounting Standards Board (FASB) issued the revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123 (R)”). SFAS 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the requisite service period, generally as the award vests. The Company is required to adopt SFAS 123 (R) in the fourth quarter of 2005. SFAS 123 (R) applies to all awards granted after June 30, 2005 and to previously-granted awards unvested as of the adoption date. The Company is currently evaluating the effect of SFAS 123 (R) on its financial statements and related disclosures.

Other Commitments and Contingencies

Within thirty days from the second anniversary date of the acquisition of Guideline, a potential deferred consideration amount (the “Two Year Deferred Consideration”) of $1.845 million contingent upon Guideline achieving adjusted EBITDA (as defined in the purchase agreement) for the 24-month period following the acquisition (“Two Year Adjusted EBITDA”) of $2.65 million plus 25% of the amount by which Two Year Adjusted EBITDA exceeds $2.65 million would be due. If Two Year Adjusted EBITDA is less than $2.65 million, but greater than $2.2 million, the Two Year Deferred Consideration would be between $0 and $1.845 million based on a specific formula set forth in the purchase agreement. As of December 31, 2004, the Company has accrued approximately $2,030,000, which represents the estimated portion of the Two Year Deferred Consideration earned as of that date.

On March 14, 2005, we entered into two separate Stock Purchase Agreements pursuant to which we intend to acquire, subject to the terms of such Stock Purchase Agreements, each of Atlantic Research & Consulting, Inc. and Signia Partners, Inc. in April 2005. We intend to finance the acquisition with a combination of our cash resources and/or funds obtained in connection with a proposed senior credit facility with Bank of America. For more information regarding the acquisitions of Atlantic Consulting & Research and Signia Partners, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events and Note 18 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Acquisitions

Guideline

On April 1, 2003, the Company purchased all of the issued and outstanding stock of Guideline. Guideline is a provider of quantitative custom market research. Guideline’s ability to provide high-level analytic survey research was a strategic fit with the Company’s efforts to address its clients’ critical business needs. The integration of Guideline’s services allowed the Company to address the requirements of its many marketing and market research clients. The addition of Guideline will also make the Company one of the first fully comprehensive research and advisory firms to offer an inclusive suite of both primary and secondary specialized business intelligence, strategic research and consulting services. These factors contributed to a purchase price that resulted in the recognition of goodwill of $7.4 million.

The consideration for this acquisition consisted of the following:

•
Approximately $5,027,000 paid in cash (includes $431,000 of paid transaction costs during the year ended December 31, 2003 and $86,000 of paid transaction costs during the year ended December 31, 2004), net of cash acquired;

•
Of the amount paid in cash, a deferred consideration amount (the “One Year Deferred Consideration”) of $1 million was paid on May 24, 2004 as Guideline achieved adjusted EBITDA (as defined in the purchase agreement) for the twelve-month period following the acquisition (“One Year Adjusted EBITDA”) of at least $1.2 million. On the same date, an additional $50,000 of advanced earnout was paid by the Company to an executive of Guideline, pursuant to an agreement between this executive, the former owners of Guideline and the Company.;

•	571,237 common shares valued at $760,000 (295,043 of the common shares were placed in escrow to secure the indemnification obligations of the sellers); and

•
Within thirty days after the date of determination following the second anniversary date of the acquisition, a potential deferred consideration amount (the “Two Year Deferred Consideration”) of $1.845 million contingent upon Guideline achieving adjusted EBITDA (as defined in the purchase agreement) for the 24-month period following the acquisition (“Two Year Adjusted EBITDA”) of $2.65 million plus 25% of the amount by which Two Year Adjusted EBITDA exceeds $2.65 million would be due. If Two Year Adjusted EBITDA is less than $2.65 million, but greater than $2.2 million, the Two Year Deferred Consideration would be between $0 and $1.845 million based on a specific formula set forth in the purchase agreement. As of December 31, 2004, the Company has accrued approximately $2,030,000, which represents the estimated portion of the Two Year Deferred Consideration earned as of that date.

The 571,237 shares issued to the former owners of Guideline may be put back to the Company during a 120-day period beginning April 5, 2005. Such shares are classified in the balance sheet as redeemable common stock. If the shares are put back to the Company, the cash to be paid by the Company will be equal to 150% of the initial redemption value of the shares, or $1,090,000. Based on the fair value of the shares as of March 31, 2004, the Company recorded accretion on redeemable common stock of $113,000 for the quarter ended March 31, 2004, resulting in redeemable common stock having a carrying value of $1,090,000. Therefore, no further accretion was required to be recorded for the nine months ended December 31, 2004.

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

The 333,333 shares of Preferred Stock were issued pursuant to a Series A Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”) dated April 1, 2003. These shares have been recorded at estimated fair value of $693,000 using the relative fair value method. The Preferred Stock is convertible into shares of the Company’s common stock one-for-one, subject to adjustment for certain dilutive issuances, splits and combinations. The Preferred Stock is also redeemable at the option of the holders of the Preferred Stock beginning April 1, 2009, at a redemption price of $1.50 per share, or $500,000 in the aggregate, plus all accrued but unpaid dividends. The holders of the Preferred Stock are entitled to receive cumulative dividends, prior and in preference to any declaration or payment of any dividend on the common stock of the Company, at the rate of 8% on the $500,000 redemption value, per annum, payable in cash or through the issuance of additional shares of Preferred Stock at the Company’s discretion. The holders of shares of Preferred Stock have the right to one vote for each share of common stock into which shares of the Preferred Stock could be converted into, and with respect to such vote, each holder of shares of Preferred Stock has full voting rights and powers equal to the voting rights and powers of the holders of the Company’s common stock. For the year ended December 31, 2004, the Company recorded preferred dividends of $40,000, resulting in a redemption value for the Preferred Stock of $570,000 at December 31, 2004.

The Company has finalized its valuation of the assets and liabilities acquired for the allocation of the purchase price of the Guideline transaction as of December 31, 2004, with the exception of the Two Year Deferred Consideration, which is contingent upon the financial performance of Guideline through April 1, 2005.

Teltech

As of July 1, 2003, Ttech Acquisition Corp. (“Ttech”), a subsidiary of the Company, purchased from Sopheon Corporation (“Sopheon”) assets and assumed certain specified liabilities of Sopheon’s Teltech business unit. Teltech is a provider of custom research and information services, focused on R&D and engineering departments of larger corporations, markets into which the Company was interested in expanding. The Company believed this acquisition offered significant cross-selling opportunities and cost synergies. These factors contributed to a purchase price that resulted in the recognition of goodwill of $4.8 million.

The consideration for this acquisition consisted of the following:

•	Approximately $3,320,000 paid in cash (including $245,000 of transaction costs);

•
Of the amount paid in cash, consideration of $200,000 was paid by the Company to Sopheon during the quarter ended June 30, 2004 in full satisfaction of an earnout, as defined in the purchase agreement dated June 25, 2003; and

•
32,700 unregistered shares of the Company’s Common Stock, valued at $50,000. These shares were placed in escrow to secure the indemnification obligations of the sellers set forth in the purchase agreement through June 25, 2004, pursuant to an escrow agreement among Sopheon, the Company, Ttech and Kane Kessler, P.C. (the “Escrow Agreement”). These shares were previously released to Sopheon from escrow during the second quarter of 2004.

The Company has finalized its valuation of the assets and liabilities acquired for its allocation of the purchase price of the Teltech transaction as of December 31, 2004.

The following table sets forth the components of the purchase price for both the Guideline and Teltech acquisitions:

	Guideline	Teltech	Total
Cash paid	$5,027,000	$3,520,000	$8,547,000
Accrued estimate of portion of Two Year Deferred Consideration	2,030,000	—	2,030,000
Common stock issued to sellers	760,000	50,000	810,000
Total purchase consideration	$7,817,000	$3,570,000	$11,387,000

The following table provides the fair value of the acquired assets and assumed liabilities:

	Guideline	Teltech	Total
Current assets	$1,786,000	$1,235,000	$3,021,000
Property and equipment	89,000	287,000	376,000
Other assets	267,000	—	267,000
Liabilities assumed, current	(2,236,000)	(3,358,000)	(5,594,000)
Liabilities assumed, non-current	(67,000)	—	(67,000)
Fair value of net liabilities assumed	(161,000)	(1,836,000)	(1,997,000)
Goodwill	7,409,000	4,755,000	12,164,000
Amortizable intangible assets	421,000	527,000	948,000
Indefinite-lived intangible assets	148,000	124,000	272,000
Total purchase consideration	$7,817,000	$3,570,000	$11,387,000

Amortizable intangible assets, which generally include customer lists, are amortized over a period of 7 years. Amortization of intangible assets was $135,000 and $83,000 for the years ended December 31, 2004 and 2003, respectively.

The unaudited pro forma information in the table below represents consolidated results of operations as if the acquisitions of Guideline and Teltech had occurred as of January 1, 2003. The unaudited pro forma information has been included for comparative purposes and is not indicative of the results of operations of the consolidated Company had the acquisition occurred as of January 1, 2003, nor is it necessarily indicative of future results.

Results of Operations

	Actual Twelve months ended December 31,	Pro Forma Twelve months ended December 31,
	2004	2003
		(unaudited)
Total revenue	$38,437,000	$37,200,000
Net loss	$(1,945,000)	$(1,018,000)
Loss per share attributable to common shareholders: Basic and diluted	$(0.12)	$(0.08)

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

We derived approximately 44% of our total revenues in 2004 from QCS, our subscription-based retainer business. In the year ended December 31, 2004, QCS experienced a 13.7% decrease in retainer clients, and a 9.7% decrease in holders of it’s the QCS membership card. We may not be successful in maintaining retainer renewal rates or the size of our retainer client base. Also, our ability to renew retainer accounts is subject to a number of risks, including the following:

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

We derived approximately 6% of our revenues during the year ended December 31, 2004 from SCRG, and approximately 30% of our revenues during the year ended December 31, 2004 from Quantitative Market Research. We currently anticipate continued growth in revenues from SCRG and Quantitative Market Research as projected demand increases for projects of longer duration and complexity. SCRG and Quantitative Market Research engagements vary in number, size and scope and typically are project based and non-recurring. Our ability to replace completed SCRG and Quantitative Market Research engagements with new engagements is subject to a number of risks, including the following:

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

As part of our business strategy, we look to buy or make investments in complementary businesses, products and services. If we find a business we wish to acquire, we could have difficulty negotiating the terms of the purchase, financing the purchase, including, without limitation, deferred consideration such as earnouts, and integrating and assimilating the employees, products and operations of the acquired business. Acquisitions may disrupt the ongoing business of the Company and distract management. Furthermore, acquisition of new businesses may not lead to the successful development of new products, or if developed, such products may not achieve market acceptance or prove to be profitable. A given acquisition may also have a material adverse effect on our financial condition or results of operations. In addition, we may be required to incur debt or issue equity to pay for any future acquisitions.

We are vulnerable to volatile market conditions.

The market prices of our common stock have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Please see the table contained in Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of Part II of this report which sets forth the range of high and low bids of our common stock for the calendar quarters indicated.

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

In April 2001, due to our failure to comply with NASDAQ’s minimum bid price, our common stock was delisted from the NASDAQ and is now traded on the OTC Bulletin Board. Because the trading price of our common stock is currently below $5.00 per share, trading is subject to certain other rules of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a “penny stock.” “Penny stock” is defined as any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery of a disclosure schedule explaining the penny stock market and the risks associated with that market before entering into any penny stock transaction. Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. The rules also impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale. Finally, monthly statements are required to be sent disclosing recent price information for the penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock. This could severely limit the market liquidity of our common stock and your ability to sell the common stock.

Recently enacted and proposed regulatory changes will cause us to incur increased costs.

Recently enacted and proposed changes in the laws and regulations affecting publicly-traded companies, including the provisions of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"),  will increase our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements. In particular, we expect to incur significant additional administrative expense as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting. Compliance with the Sarbanes-Oxley Act and other rules and regulations applicable to us could also result in continued diversion of management’s time and attention, which could prove to be disruptive to business operations. Further, we may lose or may experience difficulty in attracting qualified directors and officers.

There can be no assurance that we will timely complete the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Possible consequences of failure to complete such actions include sanction or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could harm our stock price and also have a material adverse effect on our cash flow and financial position.

Subsequent Events

Agreement to Acquire Atlantic Research & Consulting, Inc.

On March 14, 2005, the Company agreed to acquire all of the capital stock of Atlantic Research & Consulting, Inc. (“Atlantic”) upon the terms and subject to the conditions contained in the Stock Purchase Agreement (the “Atlantic Purchase Agreement”) between the Company and Peter Hooper (“Hooper”), as the sole stockholder of Atlantic. The consideration for this acquisition will consist of $3,000,000 in cash payable at closing, $500,000 of unregistered shares of the Company’s common stock issuable at closing, and an aggregate of up to $2,250,000 in deferred consideration payable in cash over three years, which deferred payments are contingent upon Atlantic achieving certain prescribed amounts of EBITDA (as defined in the Atlantic Purchase Agreement). If EBITDA for the three year period beginning on the first day of the month following the closing date exceeds $3,300,000, Hooper will also receive additional deferred consideration equal to the amount of such excess multiplied by 0.50.

The Company intends to close the Atlantic acquisition during April of 2005, subject to customary conditions set forth in the Atlantic Purchase Agreement. Atlantic Research & Consulting, Inc., headquartered in Boston, Massachusetts, is a rapidly growing quantitative and qualitative custom market research firm, focusing on financial services, management consulting, health care, and public sectors.

Simultaneously with the acquisition, Atlantic will enter into new employment agreements with Hooper and two other senior executives of Atlantic.

The Company intends to finance the acquisition with a combination of the Company’s cash resources and/or funds obtained in connection with a proposed senior credit facility with Bank of America. Bank of America has issued a Commitment Letter (the “Commitment Letter”) to the Company pursuant to which it agreed to provide to the Company a senior secured credit facility in the aggregate amount of $9,000,000 (the “Credit Facility”). The commitments contained in the Commitment Letter are subject to usual and customary conditions and the Company cannot guarantee that it will be able to close and receive the financing contemplated in the Credit Facility.

No assurances can be given that the Atlantic acquisition will be consummated or, if such acquisition is consummated, as to the final terms of such acquisition.

Agreement to Acquire Signia Partners, Inc.

On March 14, 2005, the Company agreed to acquire all of the capital stock of Signia Partners, Inc. (“Signia”) upon the terms and subject to the conditions contained in the Stock Purchase Agreement (the “Signia Purchase Agreement”) between the Company and Charles Douglas House (“House”), as the sole stockholder of Signia. The consideration for this acquisition will consist of $3,400,000 in cash payable at closing, $300,000 of unregistered shares of the Company’s common stock issuable at closing, and an aggregate of up to $1,400,000 in deferred consideration payable in cash over three years, which deferred payments are contingent upon Signia achieving certain prescribed amounts of Adjusted EBITDA (as defined in the Signia Purchase Agreement). If aggregate Adjusted EBITDA for the three year period beginning on February 1, 2005 exceeds $2,550,000, House will also receive additional deferred consideration equal to the amount of such excess multiplied by 0.25.

The Company intends to close the acquisition during April of 2005, subject to customary conditions set forth in the Signia Purchase Agreement. Signia Partners, Inc., headquartered just outside of Washington, D.C., is a leading provider of in-depth business research and fact-based decision support, focusing on the financial services, health care and consumer sectors.

Simultaneously with the acquisition, Signia will enter into new employment agreements with House and two other senior executives of Signia.

The Company intends to finance the acquisition with a combination of the Company’s cash resources and/or funds obtained in connection with the proposed Credit Facility described above. The commitments contained in the Commitment Letter are subject to usual and customary conditions and the Company cannot guarantee that it will be able to close and receive the financing contemplated in the Credit Facility.

No assurances can be given that the Signia acquisition will be consummated or, if such acquisition is consummated, as to the final terms of such acquisition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2004, our primary exposure to market risks included fluctuations in interest rates on our short-term and long-term borrowings with an aggregate balance of $1,876,000 under a term note and a $1,000,000 line of credit with JP Morgan Chase Bank (respectively, the “Term Note” and “Line of Credit”). Based on this balance, an immediate change of one percent in the interest rate would have caused a change in interest expense of approximately $20,000 on an annual basis. The Line of Credit bears interest at prime plus 0.50% (5.75% at December 31, 2004).

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

There has been no material change in our assessment of our sensitivity to market risk as of December 31, 2004, as compared to the information included in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, of our Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 26, 2004.

We do not invest or trade in any derivative financial or commodity instruments, nor do we invest in any foreign financial instruments.

Item 8. Financial Statements and Supplementary Data

The response to this item is incorporated by reference from our Consolidated Financial Statements and notes thereto which are included in this report beginning on page F-1. Certain selected quarterly financial data is included under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the period covered by this report.

PART III

The information called for pursuant to this Part III, Items 10, 11,12,13 and 14 is incorporated by reference from our definitive proxy statement, which we intend to file with the Securities and Exchange Commission no later than April 30, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

Location
In 10-K

Index to Consolidated Financial Statements and Schedule	F-1

Report of Independent Registered Public Accounting Firm	F-2

Consolidated balance sheets - December 31, 2004 and 2003	F-3

Consolidated statements of operations - Years ended December 31, 2004, 2003 and 2002	F-4

Consolidated statements of changes in shareholders’ equity - Years ended December 31, 2004, 2003 and 2002	F-5

Consolidated statements of cash flows - Years ended December 31, 2004, 2003 and 2002	F-6

Notes to consolidated financial statements	F-7

(2)	Financial Statement Schedule:

Valuation and Qualifying Accounts on Schedule II	F-32

(3)	Exhibits:

Exhibit Number	Description of Exhibit
2.1	Stock Purchase Agreement, dated as of March 14, 2005, by and between Find/SVP, INC. and Peter Hooper (incorporated by reference to the Company’s Form 8-K filed on March 15, 2005)

2.2	Stock Purchase Agreement, dated as of March 14, 2005, by and among Find/SVP, Inc. and Charles Douglas House (incorporated by reference to the Company’s Form 8-K filed on March 15, 2005)

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

#10.6	The Company’s 401(k) and Profit Sharing Plan (incorporated by reference to the Company’s Form S-8, filed on March 29, 1996)

#10.7	The Company’s 1996 Stock Option Plan (incorporated by reference to the Company’s Definitive Proxy Statement, filed on May 10, 2002)

10.8	Stock Purchase Agreement, dated January 15, 1998, between SVP, S.A. and the Company (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 1999)

#10.9
Amended and restated Employment Agreement, dated November 21, 2001, between the Company and Andrew P. Garvin (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2001)

#10.10
Amendment No. 1 to Amended and Restated Employment Agreement, dated December 31, 2002, between the Company and Andrew P. Garvin (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2002)

#10.11	Employment Agreement, dated November 21, 2001, between the Company and David Walke (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2001)

#10.12	Employment Agreement, dated February 6, 2002, between the Company and Martin E. Franklin (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2001)

#10.13	Employment Agreement, dated May 13, 2002, between the Company and Peter M. Stone (incorporated by reference to the Company’s Form 10-Q filed for the quarter ended June 30, 2002)

#10.14	Employment Agreement, dated May 13, 2002, between the Company and Daniel S. Fitzgerald (incorporated by reference to the Company’s Form 10-Q filed for the quarter ended June 30, 2002)

#10.15	Separation Agreement, dated December 31, 2003, between the Company and Andrew P. Garvin (incorporated by reference to the Company’s Form 10-K filed on March 26, 2004)

10.16
Stock Purchase Agreement, dated as of April 1, 2003, by and among Jay L. Friedland, Robert La Terra, Guideline Research Corp. and the Company (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.17
Escrow Agreement, dated as of April 1, 2003, by and among Jay L. Friedland, Robert La Terra, Morris Whitcup, the Company, Inc. and Kane Kessler, P.C. (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

#10.18	Employment Agreement, dated as of April 1, 2003, by and between Jay L. Friedland and Guideline Research Corp. (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

#10.19	Employment Agreement, dated as of April 1, 2003, by and between Robert La Terra and Guideline Research Corp. (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

#10.20	Stock Option Agreement, dated April 1, 2003, by and between the Company and Robert La Terra (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.21	Promissory Note, dated as of April 1, 2003, made by the Company in favor of Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.22	Loan Agreement, dated as of April 1, 2003, by and between Petra Mezzanine Fund, L.P. and the Company (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.23	Security Agreement, dated as of April 1, 2003, made by the Company in favor of Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

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

10.28	Stock Purchase Warrant issued as of April 1, 2003, by the Company to Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.29
Investor Rights Agreement, dated as of April 1, 2003, by and among the Company, Petra Mezzanine Fund, L.P., Martin E. Franklin and David Walke (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.30	Amended and Restated Term Promissory Note, dated as of April 1, 2003, made by the Company in favor of JPMorgan Chase Bank (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.31
Amended and Restated Senior Grid Promissory Note, dated as of April 1, 2003, made by the Company in favor of JPMorgan Chase Bank (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.32	Amendment No. 1 to Security Agreement, dated as of April 1, 2003, made by the Company and JPMorgan Chase Bank (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

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

10.37	Promissory Note, dated as of July 1, 2003, made by the Company in favor of Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)

10.38	Amended and Restated Loan Agreement, dated July 1, 2003, by and between Petra Mezzanine Fund, L.P. and the Company (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)

10.39	First Amendment to Security Agreement, dated July 1, 2003, by and between the Company and Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)

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

10.42	Stock Purchase Warrant issued as of July 1, 2003, by the Company to Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)

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

10.47	Subsidiary Security Agreement, dated as of July 1, 2003, made by TTech Acquisition Corp. in favor of JPMorgan Chase Bank (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)

10.48	Subsidiary Guaranty Agreement, dated as of July 1, 2003, made by TTech Acquisition Corp. in favor of JPMorgan Chase Bank (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)

10.49	2003 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed on April 30, 2003)

#10.50	Employment Agreement, dated April 28, 2004, between the Company and Marc Litvinoff (incorporated by reference to the Company’s Form 10-Q filed on May 14, 2004)

10.51
Amendment No. 2 and Consent to Amended and Restated Senior Grid Promissory Note, dated May 20, 2004, between the Company and JPMorgan Chase Bank (incorporated by reference to the Company’s Form 10-Q filed on August 13, 2004)

10.52
Operating Agreement of Find.com LLC, dated September 29, 2004, by and among the Company, Empire Media, LLC and TripleHop Technologies, Inc. (incorporated by reference to the Company’s Form 8-K filed on October 5, 2004)

#10.53	Amendment No. 1 to Separation Agreement, dated September 30, 2004, by and among the Company and Andrew P. Garvin (incorporated by reference to the Company’s Form 8-K filed on October 5, 2004)

#10.54	First Amendment to Employment Agreement, dated January 1, 2005, by and between Find/SVP, Inc. and David Walke (incorporated by reference to the Company’s Form 8-K filed on January 6, 2005)

#10.55	Restricted Stock Award Agreement, dated January 1, 2005, by and between Find/SVP, Inc. and David Walke (incorporated by reference to the Company’s Form 8-K filed on January 6, 2005)

#10.56	First Amendment to Employment Agreement, dated January 1, 2005, by and between Find/SVP, Inc. and Peter Stone (incorporated by reference to the Company’s Form 8-K filed on January 6, 2005)

#10.57	Restricted Stock Award Agreement, dated January 1, 2005, by and between Find/SVP, Inc. and Peter Stone (incorporated by reference to the Company’s Form 8-K filed on January 6, 2005)

10.58	Purchase Agreement, dated May 10, 2004, by and among the Company and the investors named on the signature pages thereto (incorporated by reference to the Company’s Form 8-K filed on May 13, 2004)

10.59
Registration Rights Agreement, dated May 10, 2004, by and among the Company and the investors named on the signature pages thereto (incorporated by reference to the Company’s Form 8-K filed on May 13, 2004)

21.1	List of Subsidiaries (Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003, filed on March 26, 2004)

*23.1	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

*31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

*32.1	Certification of Principal Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

*32.2	Certification of Principal Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

* Filed herewith.
# This exhibit represents a management contract or a compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIND/SVP, INC. (Registrant)

By:	/s/ David Walke
David Walke, Chief Executive Officer
March 18, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(1)	Principal Executive Officer:

/s/ David Walke
David Walke
Chief Executive Officer
March 18, 2005

(2)	Principal Financial Officer and Principal Accounting Officer:

/s/ Peter M. Stone
Peter M. Stone
Chief Financial Officer
March 18, 2005

(3)	Board of Directors:

/s/ Andrew P. Garvin
Andrew P. Garvin
Founder and Director
March 18, 2005

/s/ Martin E. Franklin
Martin E. Franklin
Chairman of Board of Directors
March 18, 2005

/s/ David Walke
David Walke
Director
March 18, 2005

/s/ Marc L. Reisch
Marc L. Reisch
Director
March 18, 2005

/s/ Denise L. Shapiro
Denise L. Shapiro
Director
March 18, 2005

/s/ Brian Ruder
Brian Ruder
Director
March 18, 2005

/s/ Warren Struhl
Warren Struhl
Director
March 18, 2005

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Stock Purchase Agreement, dated as of March 14, 2005, by and between Find/SVP, INC. and Peter Hooper (incorporated by reference to the Company’s Form 8-K filed on March 15, 2005)

2.2	Stock Purchase Agreement, dated as of March 14, 2005, by and among Find/SVP, Inc. and Charles Douglas House (incorporated by reference to the Company’s Form 8-K filed on March 15, 2005)

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

#10.6	The Company’s 401(k) and Profit Sharing Plan (incorporated by reference to the Company’s Form S-8, filed on March 29, 1996)

#10.7	The Company’s 1996 Stock Option Plan (incorporated by reference to the Company’s Definitive Proxy Statement, filed on May 10, 2002)

10.8	Stock Purchase Agreement, dated January 15, 1998, between SVP, S.A. and the Company (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 1999)

#10.9
Amended and restated Employment Agreement, dated November 21, 2001, between the Company and Andrew P. Garvin (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2001)

#10.10
Amendment No. 1 to Amended and Restated Employment Agreement, dated December 31, 2002, between the Company and Andrew P. Garvin (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2002)

#10.11	Employment Agreement, dated November 21, 2001, between the Company and David Walke (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2001)

#10.12	Employment Agreement, dated February 6, 2002, between the Company and Martin E. Franklin (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2001)

#10.13	Employment Agreement, dated May 13, 2002, between the Company and Peter M. Stone (incorporated by reference to the Company’s Form 10-Q filed for the quarter ended June 30, 2002)

#10.14	Employment Agreement, dated May 13, 2002, between the Company and Daniel S. Fitzgerald (incorporated by reference to the Company’s Form 10-Q filed for the quarter ended June 30, 2002)

#10.15	Separation Agreement, dated December 31, 2003, between the Company and Andrew P. Garvin (incorporated by reference to the Company’s Form 10-K filed on March 26, 2004)

10.16
Stock Purchase Agreement, dated as of April 1, 2003, by and among Jay L. Friedland, Robert La Terra, Guideline Research Corp. and the Company (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.17
Escrow Agreement, dated as of April 1, 2003, by and among Jay L. Friedland, Robert La Terra, Morris Whitcup, the Company, Inc. and Kane Kessler, P.C. (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

#10.18	Employment Agreement, dated as of April 1, 2003, by and between Jay L. Friedland and Guideline Research Corp. (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

#10.19	Employment Agreement, dated as of April 1, 2003, by and between Robert La Terra and Guideline Research Corp. (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

#10.20	Stock Option Agreement, dated April 1, 2003, by and between the Company and Robert La Terra (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.21	Promissory Note, dated as of April 1, 2003, made by the Company in favor of Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.22	Loan Agreement, dated as of April 1, 2003, by and between Petra Mezzanine Fund, L.P. and the Company (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.23	Security Agreement, dated as of April 1, 2003, made by the Company in favor of Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

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

10.28	Stock Purchase Warrant issued as of April 1, 2003, by the Company to Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.29
Investor Rights Agreement, dated as of April 1, 2003, by and among the Company, Petra Mezzanine Fund, L.P., Martin E. Franklin and David Walke (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.30	Amended and Restated Term Promissory Note, dated as of April 1, 2003, made by the Company in favor of JPMorgan Chase Bank (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.31
Amended and Restated Senior Grid Promissory Note, dated as of April 1, 2003, made by the Company in favor of JPMorgan Chase Bank (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.32	Amendment No. 1 to Security Agreement, dated as of April 1, 2003, made by the Company and JPMorgan Chase Bank (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

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

10.37	Promissory Note, dated as of July 1, 2003, made by the Company in favor of Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)

10.38	Amended and Restated Loan Agreement, dated July 1, 2003, by and between Petra Mezzanine Fund, L.P. and the Company (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)

10.39	First Amendment to Security Agreement, dated July 1, 2003, by and between the Company and Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)

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

10.42	Stock Purchase Warrant issued as of July 1, 2003, by the Company to Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)

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

10.47	Subsidiary Security Agreement, dated as of July 1, 2003, made by TTech Acquisition Corp. in favor of JPMorgan Chase Bank (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)

10.48	Subsidiary Guaranty Agreement, dated as of July 1, 2003, made by TTech Acquisition Corp. in favor of JPMorgan Chase Bank (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)

10.49	2003 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed on April 30, 2003)

#10.50	Employment Agreement, dated April 28, 2004, between the Company and Marc Litvinoff (incorporated by reference to the Company’s Form 10-Q filed on May 14, 2004)

10.51
Amendment No. 2 and Consent to Amended and Restated Senior Grid Promissory Note, dated May 20, 2004, between the Company and JPMorgan Chase Bank (incorporated by reference to the Company’s Form 10-Q filed on August 13, 2004)

10.52
Operating Agreement of Find.com LLC, dated September 29, 2004, by and among the Company, Empire Media, LLC and TripleHop Technologies, Inc. (incorporated by reference to the Company’s Form 8-K filed on October 5, 2004)

#10.53	Amendment No. 1 to Separation Agreement, dated September 30, 2004, by and among the Company and Andrew P. Garvin (incorporated by reference to the Company’s Form 8-K filed on October 5, 2004)

#10.54	First Amendment to Employment Agreement, dated January 1, 2005, by and between Find/SVP, Inc. and David Walke (incorporated by reference to the Company’s Form 8-K filed on January 6, 2005)

#10.55	Restricted Stock Award Agreement, dated January 1, 2005, by and between Find/SVP, Inc. and David Walke (incorporated by reference to the Company’s Form 8-K filed on January 6, 2005)

#10.56	First Amendment to Employment Agreement, dated January 1, 2005, by and between Find/SVP, Inc. and Peter Stone (incorporated by reference to the Company’s Form 8-K filed on January 6, 2005)

#10.57	Restricted Stock Award Agreement, dated January 1, 2005, by and between Find/SVP, Inc. and Peter Stone (incorporated by reference to the Company’s Form 8-K filed on January 6, 2005)

10.58	Purchase Agreement, dated May 10, 2004, by and among the Company and the investors named on the signature pages thereto (incorporated by reference to the Company’s Form 8-K filed on May 13, 2004)

10.59
Registration Rights Agreement, dated May 10, 2004, by and among the Company and the investors named on the signature pages thereto (incorporated by reference to the Company’s Form 8-K filed on May 13, 2004)

21.1	List of Subsidiaries (Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003, filed on March 26, 2004)

*23.1	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

*31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

*32.1	Certification of Principal Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

*32.2	Certification of Principal Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

* Filed herewith.
# This exhibit represents a management contract or a compensatory plan.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FIND/SVP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Find/SVP, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Find/SVP, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Find/SVP, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill on January 1, 2002 to conform to Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” and its method of accounting for stock-based compensation on January 1, 2004 to conform with SFAS No. 123, “Accounting for Stock-Based Compensation”.

/s/ Deloitte & Touche LLP
New York, New York
March 14, 2005

 FIND/SVP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31
(in thousands, except share and per share data)

Assets	2004	2003
Current assets:
Cash and cash equivalents	$4,519	$821
Accounts receivable, less allowance for doubtful accounts of
$164 and $271 in 2004 and 2003, respectively	6,215	6,190
Deferred tax assets	696	505
Prepaid expenses and other current assets	1,240	920
Total current assets	12,670	8,436
Equipment, software development and leasehold improvements, at cost,
less accumulated depreciation and amortization	2,336	2,368
Goodwill, net	12,214	8,765
Intangibles, net	1,002	1,137
Deferred tax assets	783	961
Deferred rent	335	398
Cash surrender value of life insurance	127	214
Non-marketable equity securities	23	185
Other assets	532	504
	$30,022	$22,968
Liabilities and Shareholders’ Equity
Current liabilities:

Trade accounts payable	$1,267	$2,609
Accrued expenses and other	5,099	3,205
Current maturities of notes payable	—	1,076
Unearned retainer income	3,472	3,612

Total current liabilities	9,838	10,502

Notes payable	—	3,170
Deferred compensation and other liabilities	404	419

Total liabilities	10,242	14,091
Redeemable convertible preferred stock, $.0001 par value.
Authorized 2,000,000 shares; issued and outstanding
333,333 shares in 2003	570	530
Redeemable common stock, $.0001 par value. Issued and
outstanding 571,237 shares in 2003	1,090	977
Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $.0001 par value. Authorized 100,000,000 shares;
issued and outstanding 18,828,416 shares in 2004;
issued and outstanding 12,641,295 shares in 2003	2	1
Capital in excess of par value	25,850	12,995
Deferred stock-based compensation	(214)	(53)
Loan receivable for stock purchase	(50)	(50)
Accumulated deficit	(7,468)	(5,523)
Total shareholders’ equity	18,120	7,370
	$30,022	$22,968

See accompanying notes to consolidated financial statements.

FIND/SVP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31
(in thousands, except share and per share data)

	2004	2003	2002
Revenues	$38,437	$31,569	$20,828
Operating expenses:
Direct costs	22,384	17,243	10,153
Selling, general and administrative expenses	16,309	14,495	12,358

Total operating expenses	38,693	31,738	22,511
Operating loss	(256)	(169)	(1,683)
Interest income	14	2	15
Other income	4	117	—
Gain on sale of assets	92	—	—
Interest expense	(1,609)	(687)	(156)
Equity loss on investment	(94)	—	—
Impairment on investment	(96)	—	(315)
Loss before (benefit) provision for income taxes	(1,945)	(737)	(2,139)
(Benefit) provision for income taxes	—	210	(264)
Net loss	(1,945)	(947)	(1,875)
Less: Preferred dividends	(40)	(30)	—
Less: Accretion on redeemable common shares	(113)	(250)	—
Net loss attributable to common shareholders	$(2,098)	$(1,227)	$(1,875)

Loss per common share - basic and diluted:	$(0.12)	$(0.10)	$(0.18)

Weighted average number of common shares
outstanding:
Basic and diluted	17,212,834	11,765,619	10,138,703

See accompanying notes to consolidated financial statements.

FIND/SVP, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Years ended December 31
(in thousands, except share amounts)

				Deferred	Loan
			Capital in	stock-	receivable		Total
	Common Stock		excess of	based	for stock	Accumulated	shareholders’
	Shares	Amount	par value	compensation	purchase	deficit	equity
BALANCE AT JANUARY 1, 2002	10,043,443	$1	$7,669	$(479)	$—	$(2,701)	$4,490
Net loss	—	—	—	—	—	(1,875)	(1,875)
Exercise of stock options and warrants	108,159	—	49	—	—	—	49
Common stock issued	62,500	—	50	—	—	—	50
Loan receivable for stock purchase	—	—	—	—	(50)	—	(50)
Stock-based compensation	—	—	632	293	—	—	925
BALANCE AT DECEMBER 31, 2002	10,214,102	1	8,400	(186)	(50)	(4,576)	3,589
Net loss	—	—	—	—	—	(947)	(947)
Exercise of stock options and warrants	742,809	—	329	—	—	—	329
Common stock issued in connection with the Teltech acquisition	1,649,384	—	1,713		—	—	1,713
Common stock issued to a vendor	35,000	—	44	—	—	—	44
Preferred stock issued	—	—	193	—	—	—	193
Warrants issued in connection with the Guideline acquisition	—	—	742	—	—	—	742
Warrants issued in connection with the Teltech acquisition	—	—	763	—	—	—	763
Stock-based compensation	—	—	1,091	133	—	—	1,224
Preferred stock dividends	—	—	(30)	—	—	—	(30)
Accretion on redeemable common stock	—	—	(250)	—	—	—	(250)
BALANCE AT DECEMBER 31, 2003	12,641,295	1	12,995	(53)	(50)	(5,523)	7,370
Net loss	—	—	—	—	—	(1,945)	(1,945)
Exercise of stock options and warrants	187,121	—	45	—	—	—	45
Common stock issued	6,000,000	1	12,167	—	—	—	12,168
Stock-based compensation	—	—	790	(194)	—	—	596
Transition adjustment upon adoption of SFAS No. 123	—	—	13	—	—	—	13
Preferred stock dividends	—	—	(40)	—	—	—	(40)
Accretion on redeemable common stock	—	—	(113)	—	—	—	(113)
Deferred stock-based compensation	—	—	(7)	33	—	—	26
BALANCE AT DECEMBER 31, 2004	18,828,416	$2	$25,850	$(214)	$(50)	$(7,468)	$18,120

See accompanying notes to consolidated financial statements

FIND/SVP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31
(in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net loss	$(1,945)	$(947)	$(1,875)

Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	931	1,143	939
Allowance for doubtful accounts	129	110	128
Unearned retainer income	(140)	(233)	(277)
Deferred income taxes	—	160	(264)
Compensation from option grants	596	1,224	925
Impairment on investment	96	—	315
Deferred compensation	(126)	(114)	61
Non-cash interest	1,357	224	—
Unrealized loss on investment	94	—	—
Gain on sale of asset	(92)	—	—
Changes in assets and liabilities:
Increase in accounts receivable	(154)	(1,625)	(666)
(Increase) decrease in prepaid expenses
and other current assets	(320)	167	(120)
Decrease in rental asset	63	177	5
Decrease in cash surrender value of life insurance	87	408	329
(Increase) decrease in other assets	(305)	(394)	20
(Decrease) increase in accounts payable and accrued expenses	(1,349)	535	(147)
Net cash (used in) provided by operating activities	(1,078)	835	(627)

Cash flows from investing activities:	(1,127)	(3,895)	—
Purchase of Guideline, including related transaction costs paid	(441)	(3,075)	—
Purchase of Teltech, including related transaction costs paid
Capital expenditures	(532)	(457)	(457)
Sale of non-marketable securities	67	—	—
Repayment of notes receivable	—	—	138
Net cash used in investing activities	(2,033)	(7,427)	(319)

Cash flows from financing activities:
Principal borrowings under notes payable, net of closing costs	200	2,688	3,230
Principal payments under notes payable	(5,576)	(435)	(3,243)
Proceeds from exercise of stock options and warrants	45	329	49
Issuance of preferred stock	—	693	—
Issuance of warrant	—	1,507	—
Issuance of common stock	12,168	1,663	50
Payments under capital leases	(28)	—	—
Receipt of note for issuance of common stock	—	—	(50)
Increase in deferred financing fees	—	—	(73)
Net cash provided (used in) by financing activities	6,809	6,445	(37)

Net increase (decrease) in cash
and cash equivalents	3,698	(147)	(983)

Cash and cash equivalents at beginning of year	821	968	1,951

Cash and cash equivalents at end of year	$4,519	$821	$968

See accompanying notes to consolidated financial statements.

FIND/SVP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

(1)	ORGANIZATION AND NATURE OF OPERATIONS

FIND/SVP, Inc. and its wholly-owned subsidiaries (collectively, "FIND/SVP" or the "Company") provide a full range of custom research, consulting, quantitative market research and outsourced information services that address its customers’ critical business information needs. In many cases, the Company functions as its customers’ primary information and business intelligence resource on an outsourced basis, especially among the growing universe of companies that have downsized their internal research staffs and information resources. In other cases, the Company serves as a reliable supplemental resource to customers’ internal capabilities. In addition, with its acquisitions in 2003 of Guideline Research Corp. (“Guideline”) and Teltech, as well as its internal development of new service offerings, the Company also provides a range of specialized higher priced research and consulting services, such as quantitative custom market research and due diligence research services, that address a particular strategic business information need within specific markets such as R&D, Healthcare, Marketing and Private Equity/Money Management.

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

The Company recognizes software development costs on its website development and cost tracking systems in accordance with EITF 00-02, “Accounting for Website Development Costs” and Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Uses”, respectively. Accordingly, the Company expenses all costs incurred that relate to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and recognized over the product’s estimated useful life if the product is expected to have a useful life beyond one year. Costs associated with repair or maintenance of the existing site is expensed as incurred. The Company capitalized approximately $151,000 and $161,000 of internal development and internal use software costs during the years ended December 31, 2004 and 2003, respectively.

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

Prior to adoption of SFAS No. 142, the Company amortized goodwill on a straight-line basis, resulting in the recording of approximately $10,000 of expense in each of the years ended December 31, 2001 and 2000. At December 31, 2004, there is $12,214,000 of goodwill on the balance sheet, for which no impairment has been identified.

Intangible Assets, including customer relationships, trademarks and other intangible assets are amortized over their estimated useful lives unless they are deemed to have indefinite useful lives. Upon the adoption of SFAS 142, intangible assets deemed to have indefinite useful lives, such as trade names, are not amortized and are subject to annual impairment tests. An impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. For other intangible assets subject to amortization, an impairment is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. These assets are tested for impairment if a triggering event occurs. Amortization of intangible assets for the years ended December 31, 2004 and 2003 amounted to $135,000 and $83,000, respectively.

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

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by a diluted weighted average number of common shares outstanding. Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless they are anti-dilutive. In computing basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002, the Company used a weighted average number of common shares outstanding of 17,212,834, 11,765,619, and 10,138,703, respectively. In the years ended December 31, 2004, 2003 and 2002 there was no dilutive effect.

Options, warrants and redeemable convertible preferred shares, including accrued preferred dividends, to purchase 8,449,240, 5,117,248, and 3,320,522 common shares during the years ended December 31, 2004, 2003 and 2002, respectively, were anti-dilutive and were therefore excluded from the computation of diluted earnings per share.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the long-lived assets of the Company (other than goodwill, indefinite-lived intangibles, deferred tax assets and financial instruments) including equipment, software development and leasehold improvements, finite-lived intangibles, rental asset, and deferred charges, are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

STOCK-BASED EMPLOYEE COMPENSATION COSTS

In 2004, the Company adopted the fair value method of accounting for stock based compensation prescribed by SFAS No. 123, as amended by SFAS No. 148, under the modified prospective method. The Company currently records compensation expense based upon the fair value of stock-based awards (both restricted stock and stock options). The Company recognized compensation cost of approximately $596,000, $1,224,000, and $925,000 for the years ended December 31, 2004, 2003, and 2002, respectively. In 2004, the Company recorded a transition adjustment upon adoption of SFAS No. 123 of $13,000 related to long-term deferred tax assets. Prior to adopting SFAS No. 123, as amended, the Company accounted for its stock option grants under APB No. 25, “Accounting for Stock Issued to Employees” utilizing the intrinsic value method for variable awards. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, net loss would have decreased in 2003 and 2002 to the pro forma amounts indicated below:

	2003	2002
Net loss attributable to common shareholders, as reported	$(1,227,000)	$(1,875,000)

Add: Stock-based employee compensation expense included in reported net loss, net of tax related effects	1,224,000	925,000

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(409,000)	(399,000)

Pro forma net loss	$(412,000)	$(1,349,000)
Loss per share:
Basic and Diluted
As reported	$(0.10)	$(0.18)
Pro forma	$(0.04)	$(0.13)

The per share weighted-average fair value of stock options granted during 2004, 2003 and 2002 was $1.52, $1.05, and $0.96, respectively. Such amounts were determined using the Black-Scholes option pricing model with the following weighted-average assumptions: 2004 - expected dividend yield of 0%, risk-free interest rate range of 3.24% to 3.81%, volatility range of 88.6% to 96.4% and an expected life of 5 years; 2003 - expected dividend yield of 0%, risk-free interest rate of 3.24%, volatility of 107% and an expected life of 5 years; 2002- expected dividend yield of 0%, risk-free interest rate of 6%, volatility of 111% and an expected life of 5 years. For 2004, volatility was generally calculated over the five preceding years. For 2003 and 2002, volatility was calculated over the five preceding years.

NEW ACCOUNTING PRINCIPLES

In December 2004, the Financial Accounting Standards Board (FASB) issued the revised SFAS No. 123, “Share-Based Payment” (SFAS 123 (R)). SFAS 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the requisite service period, generally as the award vests. The Company is required to adopt SFAS 123 (R) in the fourth quarter of 2005. SFAS 123 (R) applies to all awards granted after June 30, 2005 and to previously-granted awards unvested as of the adoption date. The Company is currently evaluating the effect of SFAS 123 (R) on its financial statements and related disclosures.

(3)	ACQUISITIONS

Guideline

On April 1, 2003, the Company purchased all of the issued and outstanding stock of Guideline. Guideline is a provider of quantitative custom market research. Guideline’s ability to provide high-level analytic survey research was a strategic fit with the Company’s efforts to address its clients’ critical business needs. The integration of Guideline’s services allowed the Company to address the requirements of its many marketing and market research clients. The addition of Guideline will also make the Company one of the first fully comprehensive research and advisory firms to offer an inclusive suite of both primary and secondary specialized business intelligence, strategic research and consulting services. These factors contributed to a purchase price that resulted in the recognition of goodwill of $7.4 million.

The consideration for this acquisition consisted of the following:

•
Approximately $5,027,000 paid in cash (includes $431,000 of paid transaction costs during the year ended December 31, 2003 and $86,000 of paid transaction costs during the year ended December 31, 2004), net of cash acquired;

•
Of the amount paid in cash, a deferred consideration amount (the “One Year Deferred Consideration”) of $1 million was paid on May 24, 2004 as Guideline achieved adjusted EBITDA (as defined in the purchase agreement) for the twelve-month period following the acquisition (“One Year Adjusted EBITDA”) of at least $1.2 million. On the same date, an additional $50,000 of advanced earnout was paid by the Company to an executive of Guideline, pursuant to an agreement between this executive, the former owners of Guideline and the Company.;

•	571,237 common shares valued at $760,000 (295,043 of the common shares were placed in escrow to secure the indemnification obligations of the sellers); and

•
Within thirty days after the date of determination following the second anniversary date of the acquisition, a potential deferred consideration amount (the “Two Year Deferred Consideration”) of $1.845 million contingent upon Guideline achieving adjusted EBITDA (as defined in the purchase agreement) for the 24-month period following the acquisition (“Two Year Adjusted EBITDA”) of $2.65 million plus 25% of the amount by which Two Year Adjusted EBITDA exceeds $2.65 million would be due. If Two Year Adjusted EBITDA is less than $2.65 million, but greater than $2.2 million, the Two Year Deferred Consideration would be between $0 and $1.845 million based on a specific formula set forth in the purchase agreement. As of December 31, 2004, the Company has accrued approximately $2,030,000, which represents the estimated portion of the Two Year Deferred Consideration earned as of that date.

The 571,237 shares issued to the former owners of Guideline may be put back to the Company during a 120-day period beginning April 5, 2005. Such shares are classified in the balance sheet as redeemable common stock. If the shares are put back to the Company, the cash to be paid by the Company will be equal to 150% of the initial redemption value of the shares, or $1,090,000. Based on the fair value of the shares as of March 31, 2004, the Company recorded accretion on redeemable common stock of $113,000 for the quarter ended March 31, 2004, resulting in redeemable common stock having a carrying value of $1,090,000. Therefore, no further accretion was required to be recorded for the nine months ended December 31, 2004.

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

The 333,333 shares of Preferred Stock were issued pursuant to a Series A Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”) dated April 1, 2003. These shares have been recorded at estimated fair value of $693,000 using the relative fair value method. The Preferred Stock is convertible into shares of the Company’s common stock one-for-one, subject to adjustment for certain dilutive issuances, splits and combinations. The Preferred Stock is also redeemable at the option of the holders of the Preferred Stock beginning April 1, 2009, at a redemption price of $1.50 per share, or $500,000 in the aggregate, plus all accrued but unpaid dividends. The holders of the Preferred Stock are entitled to receive cumulative dividends, prior and in preference to any declaration or payment of any dividend on the common stock of the Company, at the rate of 8% on the $500,000 redemption value, per annum, payable in cash or through the issuance of additional shares of Preferred Stock at the Company’s discretion. The holders of shares of Preferred Stock have the right to one vote for each share of common stock into which shares of the Preferred Stock could be converted into, and with respect to such vote, each holder of shares of Preferred Stock has full voting rights and powers equal to the voting rights and powers of the holders of the Company’s common stock. For the year ended December 31, 2004, the Company recorded preferred dividends of $40,000 resulting in a redemption value for the Preferred Stock of $570,000 at December 31, 2004.

The Company has finalized its valuation of the assets and liabilities acquired for the allocation of the purchase price of the Guideline transaction as of December 31, 2004, with the exception of the Two Year Deferred Consideration, which is contingent upon the financial performance of Guideline through April 1, 2005.

Teltech

As of July 1, 2003, Ttech Acquisition Corp. (“Ttech”), a subsidiary of the Company, purchased from Sopheon Corporation (“Sopheon”) assets and assumed certain specified liabilities of Sopheon’s Teltech business unit. Teltech is a provider of custom research and information services, focused on R&D and engineering departments of larger corporations, markets into which the Company was interested in expanding. The Company believed this acquisition offered significant cross-selling opportunities and cost synergies. These factors contributed to a purchase price that resulted in the recognition of goodwill of $4.8 million.

The consideration for this acquisition consisted of the following:

•	Approximately $5,027,000 paid in cash (includes $431,000 of paid transaction costs);

•
Of the amount paid in cash, consideration of $200,000 was paid by the Company to Sopheon during the quarter ended June 30, 2004 in full satisfaction of an earnout, as defined in the purchase agreement dated June 25, 2003; and

•
32,700 unregistered shares of the Company’s Common Stock, valued at $50,000. These shares were placed in escrow to secure the indemnification obligations of the sellers set forth in the purchase agreement through June 25, 2004, pursuant to an escrow agreement among Sopheon, the Company, Ttech and Kane Kessler, P.C. (the “Escrow Agreement”). These shares were previously released to Sopheon from escrow during the second quarter of 2004.

The Company has finalized its valuation of the assets and liabilities acquired for its allocation of the purchase price of the Teltech transaction as of December 31, 2004.

The following table sets forth the components of the purchase price for both the Guideline and Teltech acquisitions:

	Guideline	Teltech	Total
Cash paid	$5,027,000	$3,520,000	$8,547,000
Accrued estimate of portion of Two Year Deferred Consideration	2,030,000	—	2,030,000
Common stock issued to sellers	760,000	50,000	810,000
Total purchase consideration	$7,817,000	$3,570,000	$11,387,000

The following table provides the fair value of the acquired assets and assumed liabilities:

	Guideline	Teltech	Total
Current assets	$1,786,000	$1,235,000	$3,021,000
Property and equipment	89,000	287,000	376,000
Other assets	267,000	—	267,000
Liabilities assumed, current	(2,236,000)	(3,358,000)	(5,594,000)
Liabilities assumed, non-current	(67,000)	—	(67,000)
Fair value of net liabilities assumed	(161,000)	(1,836,000)	(1,997,000)
Goodwill	7,409,000	4,755,000	12,164,000
Amortizable intangible assets	421,000	527,000	948,000
Indefinite-lived intangible assets	148,000	124,000	272,000
Total purchase consideration	$7,817,000	$3,570,000	$11,387,000

Amortizable intangible assets, which generally include customer lists, are amortized over a period of 7 years. Amortization of intangible assets was $135,000 and $83,000 for the years ended December 31, 2004 and 2003, respectively.

The unaudited pro forma information in the table below represents consolidated results of operations as if the acquisitions of Guideline and Teltech had occurred as of January 1, 2003. The unaudited pro forma information has been included for comparative purposes and is not indicative of the results of operations of the consolidated Company had the acquisition occurred as of January 1, 2003, nor is it necessarily indicative of future results.

Results of Operations

	Actual Twelve months ended December 31,	Pro forma Twelve months ended December 31,
	2004	2003
		(unaudited)

Total revenue	$38,437,000	$37,200,000
Net loss	$(1,945,000)	$(1,018,000)
Loss per share attributable to common shareholders:
Basic and diluted	$(0.12)	$(0.08)

(4)	NON-MARKETABLE EQUITY SECURITIES

In 1999, the Company entered into an agreement with idealab! and Find.com, Inc. whereby it assigned the domain name “find.com” and licensed the use of certain rights to the trademarks “find.com” and “find” to Find.com, Inc. idealab! and Find.com, Inc. are not otherwise related to the Company. Under terms of the agreement, the Company received cash and non-marketable preferred shares in idealab!, and is entitled to certain future royalties. The preferred shares received were initially valued at $500,000, and carried various rights including the ability to convert them into common shares of Find.com, Inc., and a put option to resell the shares to idealab! The put option became exercisable in December 2002. Under the terms of the put option, idealab! could either repurchase the preferred shares for $1,500,000 in cash, or elect to return the find.com domain name to us. In the latter case, the Company would retain the preferred shares.

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

Subsequent to the quarter ended March 31, 2004 in a letter dated April 23, 2004 from idealab! to its shareholders, idealab! announced that it had reached a settlement with certain holders of its Series D Preferred Stock, which does not include the Company (the “plaintiffs”), whereby the plaintiffs agreed to vote their shares in favor of an amendment to idealab!’s charter that would reduce the liquidation preference of idealab!’s Series D Preferred Stock from $100.00 per share to $19.00 per share. Furthermore, upon completion of the above settlement, idealab! also stated in its April 23, 2004 letter that it plans to commence a tender offer for its Series D shares, including those held by the Company, for $19.00 per share. The settlement agreement requires that the purchase price be reduced by the tendering holders’ pro rata share of the plaintiffs’ litigation expenses. These expenses will range from $1.00 to $1.50 per share. As a result of this pending settlement, the Company concluded the net realizable value of its idealab! preferred shares had declined to an estimated $89,000 at March 31, 2004, and took a charge to operations of $96,000 during the quarter then ended. Since the idealab! preferred shares continue to be an investment in a start-up enterprise, it is reasonably possible in the near term that our estimate of the net realizable value of the preferred shares could be further reduced.

In June 2004, 75% (or 3,750 shares) of the preferred shares held by the Company in idealab! were redeemed for $66,806. As of December 31, 2004, the carrying value of these preferred share securities is $22,500.

(5)	EQUIPMENT, SOFTWARE DEVELOPMENT AND LEASEHOLD IMPROVEMENTS, NET

At December 31, 2004 and 2003, equipment, software development and leasehold improvements consist of the following:

	2004	2003
Furniture, fixtures and equipment	$7,817,000	$7,346,000
Software development	3,223,000	3,072,000
Leasehold improvements	2,161,000	2,075,000
	13,201,000	12,493,000
Less: accumulated depreciation and amortization	10,865,000	10,125,000
	$2,336,000	$2,368,000

Depreciation expense amounted to approximately $740,000, $1,016,000 and $848,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(6)	GOODWILL AND INTANGIBLES

Goodwill:

The changes in the carrying amount of goodwill for the year ended December 31, 2004 are as follows:

			Quantitative
			Market
	QCS	SCRG	Research	Teltech
	Segment	Segment	Segment	Segment	Total
Balance as of January 1, 2003	$24,000	$51,000	$—	$—	$75,000
Goodwill related to acquisition of Guideline	—	—	4,234,000	—	4,234,000
Goodwill related to acquisition of Teltech	—	—	—	4,456,000	4,456,000
Balance as of December 31, 2003	24,000	51,000	4,234,000	4,456,000	8,765,000
Contractual earnout adjustment	—	—	3,080,000	200,000	3,280,000
Transaction costs adjustment	—	—	82,000	99,000	181,000
Other	—	(1,000)	13,000	—	12,000
Goodwill written off related to sale of Information Advisor business	(24,000)	—	—	—	(24,000)

Balance as of December 31, 2004	$—	$50,000	$7,409,000	$4,755,000	$12,214,000

Intangibles:

The table below represents the gross carrying amount, accumulated amortization, and amortization expense related to the Company’s intangible assets:

	Gross
	Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets as of December 31, 2003
Customer relationships	$948,000	$(83,000)

Unamortized intangible assets as of December 31, 2003
Trade names	$272,000

Amortized intangible assets as of December 31, 2004
Customer relationships	$948,000	$(218,000)

Unamortized intangible assets as of December 31, 2004
Trade names	$272,000

Aggregate Amortization Expense:

For the year ended December 31, 2003	$83,000
For the year ended December 31, 2004	$135,000

Estimated Amortization Expense:

For the year ended December 31, 2005	$135,000
For the year ended December 31, 2006	$135,000
For the year ended December 31, 2007	$135,000
For the year ended December 31, 2008	$135,000

(7)	OTHER ASSETS

At December 31, 2004 and 2003, other assets consist of the following:

	2004	2003
Deferred charges, net	$169,000	$77,000
Security deposits	196,000	196,000
Investment	167,000	--
Deferred financing fees, net	--	217,000
Other	--	14,000
	$532,000	$504,000

On September 29, 2004, the Company, Empire Media, LLC (“Empire”), and TripleHop Technologies, Inc. (“TripleHop”) (the Company, Empire, and TripleHop are hereinafter referred to individually as a "Member" and collectively as "Members"), entered into an Operating Agreement (the “Agreement”) in order to formally establish the Find.com joint venture. Find.com has been organized as a Delaware LLC, with the Company and Empire owning 47.5% each, and TripleHop owning the balance. In exchange for its 47.5% voting interest, the Company initially contributed $50,000 cash in March 2004 and will enter into a license agreement with Find.com related to Find.com’s use of the “find.com” URL. In exchange for its 47.5% voting interest, Empire contributed $100,000 cash and will enter into a license agreement with Find.com related to Find.com’s rights to public Empire produced content. In exchange for its 5.0% non-voting interest, TripleHop entered into a license agreement with Find.com related to Find.com’s use of the underlying software which serves as the core search functionality powering the “find.com” website.

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

During the year ended December 31, 2004, the Company recorded an unrealized loss of $94,000 on its investment in Find.com. This represents the Company’s share of the net loss of Find.com as of and for the year ended December 31, 2004. Subsequent to its initial investment, the Company contributed an additional $211,000 during 2004. As of December 31, 2004, the Company’s investment in Find.com is $167,000. The Company accounts for its investment in Find.com under the equity method of accounting for investments.

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

Amortization of deferred charges was $47,000 and $44,000 for the years ended December 31, 2004 and 2003, respectively. Amortization of deferred financing fees was $27,000 and $42,000 for the years ended December 31, 2004 and 2003, respectively, and is included in interest expense.

(8)	COMMITMENTS AND CONTINGENCIES

The Company has an operating lease agreement for its principal offices, which expires in 2013, under which rental payments decline over the term of the lease. Rental expense under this lease is recorded on a straight-line basis. Rental payments through December 31, 2004 and 2003 exceeded rental expense recorded on this lease through such dates by $335,000 and $506,000, respectively.

The Company has an operating lease for additional office space that expires in 2005, under which rental payments increase over the term of the lease. Rental expense on this lease is recorded on a straight-line basis. Accordingly, rent recorded through December 31, 2003 exceeded scheduled payments through such date by $108,000. This lease was formally abandoned during 2004 (see Note 9).

The Company’s leases of office space include standard escalation clauses. Rental expense under leases for office space was $2,105,000, $1,854,000 and $1,504,000 in 2004, 2003 and 2002, respectively.

The future minimum lease payments under noncancellable operating leases as of December 31, 2004 were as follows:

Year ending December 31	Operating Leases
2005	$1,160,000
2006	1,159,000
2007	1,150,000
2008	1,026,000
2009	1,082,000
Thereafter	3,493,000
Total minimum lease payments	$9,070,000

The following table includes aggregate information about our contractual obligations as of December 31, 2004 and the periods in which payments are due.

	As of December 31, 2004 (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Long term operating lease commitments	$9,070,000	$1,160,000	$2,309,000	$2,108,000	$3,493,000
Long term capital lease commitments	365,000	131,000	234,000	—	—
Deferred compensation and other	264,000	47,000	74,000	72,000	71,000
	$9,699,000	$1,338,000	$2,617,000	$2,180,000	$3,564,000

See Note 3 for information regarding contingent payments related to the acquisitions of Guideline and Teltech. See Note 9 for information related to accrued severance and retirement amounts. See Note 13 for information related to Deferred Compensation.

(9)	ACCRUED EXPENSES

Accrued expenses at December 31, 2004 and 2003 consisted of the following:

	2004	2003
Accrued bonuses and employee benefits	$1,049,000	$790,000
Accrued expenses incurred on behalf of clients	281,000	282,000
Accrued SVP royalty	654,000	1,048,000
Accrued severance	478,000	449,000
Accrued earnout	2,030,000	—
Accrued rent	232,000	—
Other accrued expenses	375,000	636,000
	$5,099,000	$3,205,000

During 2004, the Company formally abandoned its lease on one of its three New York City locations. This lease had been substantially unutilized by the Company during 2004. As a result, the Company recorded a charge to earnings of $530,000 during the second quarter of 2004, representing the total value of all remaining rent and commercial rent tax obligations, and the amortization of remaining leasehold improvements which was included in selling, general and administrative expenses. As of December 31, 2004, $232,000 remains accrued for future rent and commercial rent tax payments.

On November 12, 2003, the Company’s President and Founder, Andrew Garvin, announced he would be retiring as of December 31, 2003. Mr. Garvin continues to serve his term on the Board of Directors, and was a consultant to the Company in 2004. In the fourth quarter of 2003, the Company recorded a charge of approximately $309,000 triggered by Mr. Garvin’s retirement, and consisting of certain early-retirement benefits provided for in his employment agreement as well as certain other negotiated benefits. Payments were completed by the end of September 2004.

During 2004 and 2003, the Company recorded additional accruals of $604,000 and $196,000, respectively, under a severance plan approved by the Board of Directors and communicated to employees. In 2004, the Company paid $584,000 related to both severance plans. As of December 31, 2004, a balance of $478,000 remains accrued. Payments related to the remaining severance accrual at December 31, 2004 will be completed by the end of June 2005.

(10)	NOTES PAYABLE

Notes payable as of December 31, 2004 and 2003 consist of the following:

	2004	2003
Bank borrowings under Term Note	$—	$1,200,000

Bank borrowings under Line of Credit	—	676,000

Borrowings under debt agreements with investors:
$3,000,000 Promissory Note, net of unamortized discount of $968,000 as of December 31, 2003, due December 31, 2008	—	2,032,000
$500,000 Promissory Note, net of unamortized discount of $162,000 as of December 31, 2003, due December 31, 2008	—	338,000
Total notes payable	—	4,246,000
Less current installments	—	1,076,000
Notes payable, excluding current installments	$—	$3,170,000

DEBT AGREEMENTS WITH BANK

During May 2004, the Company repaid the entire outstanding balance on a term note with JP Morgan Chase Bank (the “Term Note”). The Term Note bore interest at prime plus 1.25%.

The Company maintains a $1,000,000 line of credit with JP Morgan Chase Bank (the “Line of Credit”). The Line of Credit bears interest at prime plus 0.50% (5.75% at December 31, 2004). During May 2004, the Company repaid the entire outstanding balance of $876,000. The Line of Credit contains certain restrictions on the conduct of the Company’s business, including, among other things, restrictions on incurring debt, and creating or suffering liens.

The Line of Credit is secured by a general security interest in substantially all of the Company’s assets. Pursuant to Amendment No. 2 and Consent to Amended and Restated Senior Grid Promissory Note, dated May 20, 2004, all financial covenants previously related to the Line of Credit were eliminated.

DEBT AGREEMENTS WITH INVESTORS

On April 1, 2003, the Company issued a Promissory Note (the “Note”) with a face value of $3,000,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Guideline. The Note was recorded at its initial relative fair value of $1,868,000. The difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities of the Note, and the resulting effective interest rate is approximately 25%. During May 2004, the Company repaid the outstanding principal balance of $3,000,000. Related interest expense was $1,112,000 for the year ended December 31, 2004, of which $955,000 related to the non-cash accretion of the carrying value of the Note to the stated value of the Note for the year ended December 31, 2004.

On July 1, 2003, the Company issued a Second Promissory Note (the “Second Note”) with a face value of $500,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Teltech, a former business unit of Sopheon Corporation (“Teltech”). The Second Note was recorded at its initial relative fair value of $320,000. The difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities of the Second Note, and the resulting effective interest rate is approximately 25%. During May 2004, the Company repaid the outstanding principal balance of $500,000. Related interest expense was $202,000 for the year ended December 31, 2004, of which $175,000 related to the non-cash accretion of the carrying value of the Second Note to the stated value of the Second Note for the year ended December 31, 2004.

(11)	SHAREHOLDERS’ EQUITY

SALE OF COMMON STOCK

On May 10, 2004 (the “Closing Date”), the Company raised $13,500,000 through a private placement of (i) 6,000,000 shares of the Company’s Common Stock, and (ii) warrants to purchase an aggregate of 3,000,000 shares of Common Stock. The Company sold these shares and warrants through 6,000,000 units at $2.25 per unit, with each unit consisting of one share of Common Stock and one warrant to purchase one-half of one share of Common Stock at an exercise price of $3.00 per full share. The warrants are exercisable at any time before May 10, 2009. The net proceeds of the sale of the Common Stock and the warrants were partially used by the Company to pay off its debt of approximately $5.5 million, and is also intended to be used for working capital and general corporate purposes, including the financing of potential acquisitions. Transaction costs related to the private placement were approximately $1,332,000, which were recorded in capital in excess of par value as a partial offset against gross proceeds received from the private placement. The fair value of the warrants as of the Closing Date of approximately $3,231,000 was determined using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate range of 3.95%, volatility of 46% and an expected life of 5 years.

During 2003, the Company issued 2,255,621 shares. Cash proceeds received for stock issuances during 2003 totaled approximately $2,376,000. Of the amount issued in 2003, 571,237 shares were deemed redeemable common stock and is classified as mezzanine equity. See Note 3 “Acquisitions” in connection with the Guideline acquisition.

COMMON STOCK WARRANTS

During 2004, warrants to purchase 3,000,000 of the Company’s common shares were issued at an exercise price of $3.00. The fair value of the warrants is approximately $3,231,000, which was determined using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate range of 3.95%, volatility of 46% and an expected life of 5 years.

During 2003, warrants to purchase 1,553,293 of the Company’s common shares were issued at exercise prices ranging from $0.01 to $1.47, with an aggregate recorded value of $1,507,000.

At December 31, 2004 and 2003, warrants to purchase 5,125,515 and 2,125,515, respectively, of the Company’s common shares remain outstanding at exercise prices ranging from $0.01 to $3.00 and $0.01 to $2.25, respectively.

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

The options to be granted under both plans will be designated as incentive stock options or non-incentive stock options by our Board of Directors’ Stock Option Committee. Options granted under both plans are exercisable during a period of no more than ten years from the date of the grant (five years for options granted to holders of 10% or more of the outstanding shares of common stock). All options outstanding at December 31, 2004 expire within the next ten years if not exercised. Options that are cancelled or expire during the term of both plans are eligible to be re-issued under both plans and, therefore, are considered available for grant.

Activity under the stock option plans is summarized as follows:

	Available for grant	Options Granted	Weighted average exercise price
January 1, 2002	546,700	2,893,250	$0.92
Granted	(353,000)	353,000	1.10
Exercised	—	(142,850)	0.76
Cancelled	350,100	(350,100)	1.99
December 31, 2002	543,800	2,753,300	0.82
Additional authorized	1,500,000	—	—
Granted	(892,500)	892,500	1.32
Exercised	—	(742,262)	0.39
Cancelled	260,138	(260,138)	1.13
December 31, 2003	1,411,438	2,643,400	1.06
Granted	(857,750)	857,750	2.13
Exercised	—	(187,121)	0.85
Cancelled	472,978	(472,978)	1.74
December 31, 2004	1,026,666	2,841,051	$0.99
Exercisable at December 31, 2004		1,888,208	$1.01
Exercisable at December 31, 2003		1,488,495	$1.12
Exercisable at December 31, 2002		1,351,724	$0.92

Range	Number of Options Outstanding	Remaining Average Contractual Life in Years - Outstanding Options	Number of Options Exercisable	Remaining Average Contractual Life in Years- Options Exercisable

$0.41 - $0.50	758, 600	6.85	752, 600	6.85
$0.63 - $0.80	253,050	6.41	242, 100	6.44
$0.97 - $1.43	795,251	6.76	560, 658	6.75
$1.45 - $1.84	468,000	8.97	154,900	8.97
$1.90 - $3.69	566, 150	8.45	177, 950	8.45

Totals	2,841, 051		1, 888,208

During 2004, options to purchase 857,750 shares of common stock were granted under the 1996 Plan and the 2003 Incentive Plan at prices ranging from $1.40 to $2.60. The options issued qualified as incentive stock options whereby the prices of the options were at fair market value at the time of grant.

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

RESTRICTED STOCK

During 2004, 100,000 shares of restricted stock were granted to the Company’s Chief Operating Officer. Deferred compensation expense related to these shares was calculated at fair value on the date of grant, and is being amortized over the total vesting period of four years. Compensation expense related to these shares was $47,000 for the year ended December 31, 2004. Deferred compensation expense was $214,000 at December 31, 2004 and is included in Shareholders Equity.

REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company has authorized preferred stock consisting of 2,000,000 shares at $.0001 par value. At December 31, 2004, there were 333,333 shares of redeemable convertible preferred stock outstanding. See footnote (3) “Acquisitions” for a further explanation of redeemable convertible preferred stock issued during 2003 in connection with the Guideline acquisition.

(12)	SVP INTERNATIONAL

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

Royalty expense under the agreement, which is based on a percentage of revenue as stipulated in the agreement, was $118,000, $117,000 and $133,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company receives and renders information services to other members of the SVP network. Charges for such services are made at rates similar to those used for other clients. As of December 31, 2004 and 2003, the Company’s liability, net of receivables recorded in other current assets, to SVP International was $78,000 and $497,000, respectively.

(13)	INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	2004	2003	2002
Current:
Federal	$—	$154,000	$—
State and local	—	56,000	—
	$—	$210,000	$—
Deferred:
Federal	(533,000)	—	(396,000)
State and local	(188,000)	—	(111,000)
	(721,000)		(507,000)
Change in valuation allowance	721,000	—	243,000
	$—	$210,000	$(264,000)

In 2004 and 2002, valuation allowances were provided for carryforward net operating losses, as the Company determined that it was more likely than not that such assets would not be realized during the carryforward period. Income tax provision (benefit) differs from the amount computed by multiplying the statutory rate of 34% to income before income taxes due to the following:

	2004	2003	2002
Income tax benefit at statutory rate	$(681,000)	$(251,000)	$(727,000)
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	721,000	—	243,000
State and local taxes (benefit), net of federal income tax benefit	(122,000)	26,000	(111,000)
Taxable (nontaxable) income resulting from decrease (increase) in cash surrender value of life insurance	—	(17,000)	—
Stock compensation expense	61,000	432,000	292,000
Nondeductible expenses	22,000	20,000	22,000
Other	(1,000)	—	17,000
	$—	$210,000	$(264,000)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets, net of deferred tax liabilities at December 31, 2004 and 2003 are presented below:

	2004	2003
Deferred tax assets:
Federal net operating loss carryforwards	$747,000	$407,000
State and local net operating loss carryforwards	435,000	315,000
Deferred compensation	84,000	137,000
Royalty expenses	273,000	103,000
Depreciation and amortization	588,000	337,000
Stock compensation expense	55,000	(80,000)
Write-down of non-marketable equity securities	131,000	132,000
Severance and separation charges	57,000	140,000
Accrued bonus	211,000	81,000
Deferred tax assets acquired from Guideline	50,000	50,000
Other, net	(188,000)	87,000
Deferred tax asset	2,443,000	1,709,000
Valuation allowance	(964,000)	(243,000)
Net deferred tax asset	1,479,000	1,466,000
Less current portion	696,000	505,000
Net deferred tax asset, excluding current portion	$783,000	$961,000

Of the net deferred tax asset, $696,000 and $505,000 as of December 31, 2004 and 2003, respectively, are classified as current.

Federal net operating loss carryforwards of $747,000 expire from 2020 to 2023. Of the state and local tax loss carryforward assets of $435,000, approximately $215,000 expire in 2013, with the remainder expiring from 2020 to 2023.

(14)	EMPLOYEE BENEFITS AND DEFERRED COMPENSATION

EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) and profit sharing plan under which eligible participants may elect to defer eligible compensation up to governmental limitations. The Company contributes 20% of the employees’ contributions up to 1% of their annual compensation and may contribute additional profit sharing amounts at its discretion. Expense relating to the 401(k) and profit sharing plan was $116,000, $104,000 and $79,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

DEFERRED COMPENSATION

The Company has a deferred compensation arrangement with Andrew Garvin, the founder and former President of the Company. In November 2003, Mr. Garvin announced his early retirement as of December 31, 2003. The Company revised the calculation of Mr. Garvin’s accrued deferred compensation to reflect his announced date of retirement. Accordingly, the present value of the obligation as of December 31, 2003 was approximately $243,000. This will be paid over the contractual term of 10 years, which began in January 2004. On September 29, 2004, the Company and Mr. Garvin executed Amendment No. 1 to the Separation Agreement dated as of December 31, 2003 in order to restructure the timing and reduced amount of certain deferred compensation payments. During the year ended December 31, 2004, payments totaling approximately $96,000 were made. The remaining liability at December 31, 2004 is approximately $138,000.

EMPLOYMENT AGREEMENTS

On January 1, 2005, the Company amended its employment agreement with David Walke, the CEO of the Company, which expires in December 2007. The employment agreement provides for the issuance of a total of 450,000 shares of restricted stock of the Company during 2005, 2006 and 2007, as earned in each respective period. The restricted stock will vest according to the respective restricted stock award agreements. The employment agreement also contains certain severance provisions entitling the CEO to receive compensation and certain benefits for various lengths of time upon termination without cause, or voluntary termination upon certain conditions, which includes the acquisition by a party of 30% or more of the outstanding shares of common stock of the Company or a change in the majority of incumbent Board members, and certain other occurrences.

On January 1, 2005, the Company amended its employment agreement with Peter Stone, the CFO of the Company, which expires in December 2007. The employment agreement provides for the issuance of a total of 150,000 shares of restricted stock of the Company during 2005, 2006 and 2007 as earned in each respective period. The restricted stock which will vest according to the respective restricted stock award agreements. The employment agreement also contains certain severance provisions entitling the CFO to receive compensation and certain benefits for various lengths of time upon termination without cause, or voluntary termination upon certain conditions, which includes the acquisition by a party of 30% or more of the outstanding shares of common stock of the Company and certain other occurrences.

On April 28, 2004, the Company entered into an employment agreement with Marc Litvinoff, commencing on May 17, 2004 and continuing until May 16, 2005; provided, that the employment agreement shall be automatically renewed for an additional one-year period unless the Company provides Mr. Litvinoff with written notice. The employment agreement provides for a base salary of $230,000 per annum, plus incentive compensation. Pursuant to the employment agreement, Mr. Litvinoff will be granted a ten-year stock option to purchase 50,000 shares of the Company’s Common Stock at the fair market value on the date of grant. Options to purchase 10,000 shares under this grant vested immediately with the balance generally vesting, subject to certain acceleration events, ratably at the end of each of the first three years of Employee’s employment. Pursuant to Mr. Litvinoff’s employment agreement, Mr. Litvinoff will also be awarded (i) 100,000 shares of restricted common stock under the Company’s 2003 Stock Incentive Plan on the commencement date and (ii) 25,000 shares of restricted common stock upon commencement of a second year term. Mr. Litvinoff’s employment agreement provides further that if Mr. Litvinoff leaves the employ of the Company for good reason, is terminated by the Company without cause, or the employment agreement is not renewed by the Company, then, in each such case, Mr. Litvinoff shall be entitled to receive the base salary described above (and certain benefits) for a period of six (6) months from the date of termination; provided, that for each full month that Mr. Litvinoff is employed by the Company after the commencement of the term, such period shall be increased by one additional month up to an additional six months (equaling up to an aggregate maximum period of twelve months). Mr. Litvinoff has agreed to a non-competition covenant during the term and the Restricted Period, which is defined as six months after the date of termination.

The Company had an employment agreement with Martin Franklin, the Chairman of the Board of Directors of the Company, which expired in November 2004.

Pursuant to the employment agreements described above, salary commitments for the next five years are as follows:

Year ending December 31,
2005	$700,000
2006	579,000
2007	483,000
2008	—
2009	—
Total salary commitments	$1,762,000

(15)	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes during the years ended December 31, 2004, 2003 and 2002 was as follows:

	2004	2003	2002
Interest	$64,000	$447,000	$217,000
Income taxes	$—	$49,000	$6,000

Non-cash operating activities:

In January 2003, the Company issued 35,000 shares of the Company’s common stock to a vendor, valued at approximately $44,000.

In December 2004, the Company recorded a transition adjustment upon adoption of SFAS No. 123 of $13,000 related to long-term deferred tax assets.

Non-cash investing activities:

As of December 31, 2004, the Company has accrued approximately $2,030,000, which represents the estimated portion of the Two Year Deferred Consideration earned as of that date in connection with the Guideline acquisition.

Non-cash financing activities:

In connection with the Guideline acquisition in 2003, the Company issued 571,237 unregistered shares of the Company’s common stock that were fair valued at $760,000 and redeemable at the option of the holder during a specified period of time (see Note 3).

In connection with the Teltech acquisition in 2003, the Company issued 32,700 unregistered shares of the Company’s common stock that were fair valued at $50,000 (see Note 3).

During 2004 and 2003, the Company recorded preferred dividends of $40,000 and $30,000, respectively.

During 2004 and 2003, the Company recorded accretion on redeemable common shares, issued in connection with the Guideline acquisition, of $113,000 and $250,000, respectively.

In August 2004, the Company purchased certain equipment under a capital lease arrangement for approximately $185,000, with payments on a monthly basis over a 36-month period commencing September 1, 2004.

In September 2003, the Company purchased certain equipment under a capital lease arrangement for approximately $48,000, with payments on a monthly basis over a 48-month period commencing October 1, 2003.

During 2004, the Company recorded the cashless exercise of 216,225 options, of which 79,227 options were cancelled, at prices ranging from $0.50 to $2.40, in exchange for 136,998 shares of common stock at prices ranging from $1.60 to $2.75.

During 2003, the Company recorded the cashless exercise of 83,663 options, of which 39,351 options were cancelled, at prices ranging from $0.62 to $1.062, in exchange for 44,312 shares of common stock at prices ranging from $1.25 to $1.90.

(16)	SEGMENT REPORTING

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

	Years Ended December 31,
		(in thousands)
	2004	2003	2002
Revenues
QCS	$16,904	$18,391	$18,624
SCRG	1,936	1,415	2,204
Quantitative Market Research	11,371	7,669	--
Teltech	8,226	4,094	--
Total revenues	$38,437	$31,569	$20,828
Operating income (loss)
QCS	$1,357	$2,281	$3,986
SCRG	164	(526)	(169)
Quantitative Market Research	1,160	828	--
Teltech	922	408	--
Segment operating income	3,603	2,991	3,817
Corporate and other [1]	(3,859)	(3,160)	(5,500)
Operating income (loss)	$(256)	$(169)	$(1,683)
Income (loss) before taxes
QCS	$1,357	$2,281	$3,986
SCRG	164	(526)	(169)
Quantitative Market Research	1,023	408	--
Teltech	782	286	--
Segment income before taxes	3,326	2,449	3,817
Corporate and other [1]	(5,271)	(3,186)	(5,956)
Income (loss) before taxes	$(1,945)	$(737)	$(2,139)
Depreciation and amortization
QCS	$577	$762	$460
SCRG	79	120	59
Quantitative Market Research	36	41	--
Teltech	98	47	--
Total segment depreciation and amortization	790	970	519
Corporate and other	141	173	420
Total depreciation and amortization	$931	$1,143	$939
Total Assets
QCS	$2,741	$2,990
SCRG	597	372
Quantitative Market Research	3,996	3,071
Teltech	3,062	2,377
Total segment assets	10,396	8,810
Corporate and other	19,626	14,158
Total assets	$30,022	$22,968
Capital Expenditures
QCS	$186	$133	$134
SCRG	8	5	3
Quantitative Market Research	23	--	--
Teltech	62	--	--
Total segment capital expenditures	279	138	137
Corporate and other	253	319	320
Total capital expenditures	$532	$457	$457

[1] Represents the effect of direct costs and selling, general and administrative expenses not attributable to a single segment.

In 2003, the Company changed its internal overhead allocation methodology, including depreciation and amortization, which resulted in greater amounts of corporate overhead being allocated to the business segments in order to better gauge each segments contribution to profitability. Also, the acquisitions of Guideline and Teltech triggered a reapportionment of corporate overhead allocations to business segments. Had this methodology been in place during 2002, segment operating (loss) income and depreciation and amortization would have been, on a pro forma basis, as follows:

	Years Ended December 31,
	(in thousands)
	2004 actual	2003 actual	2002 pro forma
Operating (loss) income
QCS	$1,357	$2,281	$1,386
SCRG	164	(526)	(428)
Quantitative Market Research	1,160	828	--
Teltech	922	408	--
Segment operating income	3,603	2,991	958
Corporate and other	(3,859)	(3,160)	(2,641)
Operating loss	$(256)	$(169)	$(1,683)
Depreciation and amortization
QCS	$577	$762	$647
SCRG	79	120	85
Quantitative Market Research	36	41	--
Teltech	98	47	--
Total segment depreciation and amortization	790	970	732
Corporate and other	141	173	207
Total depreciation and amortization	$931	$1,143	$939

(17)	UNAUDITED QUARTERLY DATA

The following table sets forth selected quarterly data for the years ended December 31, 2004 and 2003 (in thousands, except per share data). The operating results are not indicative of results for any future period.

Quarter ended	Revenues	Operating income (loss)	Income (loss) before provision (benefit) for income taxes	Net income (loss) attributable to common shareholders	Income (loss) per share: basic[1]	Income (loss) per share: diluted[1]
March 31, 2004	$9,606	$(547)	$(868)	$(987)	$(0.07)	$(0.07)
June 30, 2004	9,711	(672)	(1,955)	(1,399)	(0.08)	(0.06)
September 30, 2004	9,915	1,431	1,369	1,104	0.08	0.05
December 31, 2004	9,205	(468)	(491)	(816)	(0.04)	(0.04)

March 31, 2003	$5,102	$127	$187	$176	$0.02	$0.02
June 30, 2003	7,063	(865)	(1,050)	(1,160)	(0.11)	(0.11)
September 30, 2003	9,168	577	371	2	0.00	0.00
December 31, 2003	10,236	(9)	(246)	(262)	(0.02)	(0.02)

1 Quarterly data is rounded and totals may or may not equal year end basic and diluted earnings per share.

As discussed in Note 9, during 2004 the Company recorded a charge to operations of $604,000 related to severance payments to be made to former employees. Approximately $75,000 was recorded related to bonus and commission arrangements in the quarter ended December 31, 2004.

As discussed in Note 8, in the fourth quarter of 2003, the Company recorded a charge to operations of $309,000 related to the retirement of the Company’s President. Also, the Company recorded a charge of $127,000 related to severance payments to be made to 5 former employees. Approximately $95,000 was recorded related to bonus and commission arrangements in the quarter ended December 31, 2003.

(18)	SUBSEQUENT EVENT

Agreement to Acquire Atlantic Research & Consulting, Inc.

On March 14, 2005, the Company agreed to acquire all of the capital stock of Atlantic Research & Consulting, Inc. (“Atlantic”) upon the terms and subject to the conditions contained in the Stock Purchase Agreement (the “Atlantic Purchase Agreement”) between the Company and Peter Hooper (“Hooper”), as the sole stockholder of Atlantic. The consideration for this acquisition will consist of $3,600,000 in cash payable at closing, $500,000 of unregistered shares of the Company’s common stock issuable at closing, and an aggregate of up to $2,250,000 in deferred consideration payable in cash over three years, which deferred payments are contingent upon Atlantic achieving certain prescribed amounts of EBITDA (as defined in the Atlantic Purchase Agreement). If EBITDA for the three year period beginning on the first day of the month following the closing date exceeds $3,300,000, Hooper will also receive additional deferred consideration equal to the amount of such excess multiplied by 0.50.

The Company intends to close the Atlantic acquisition during April of 2005, subject to customary conditions set forth in the Atlantic Purchase Agreement. Atlantic Research & Consulting, Inc., headquartered in Boston, Massachusetts, is a rapidly growing quantitative and qualitative custom market research firm, focusing on financial services, management consulting, health care, and public sectors.

Simultaneously with the acquisition, Atlantic will enter into new employment agreements with Hooper and two other senior executives of Atlantic.

The Company intends to finance the acquisition with a combination of the Company’s cash resources and/or funds obtained in connection with a proposed senior credit facility with Bank of America. Bank of America has issued a Commitment Letter (the “Commitment Letter”) to the Company pursuant to which it agreed to provide to the Company a senior secured credit facility in the aggregate amount of $9,000,000 (the “Credit Facility”). The commitments contained in the Commitment Letter are subject to usual and customary conditions and the Company cannot guarantee that it will be able to close and receive the financing contemplated in the Credit Facility.

No assurances can be given that the Atlantic acquisition will be consummated or, if such acquisition is consummated, as to the final terms of such acquisition.

Agreement to Acquire Signia Partners, Inc.

On March 14, 2005, the Company agreed to acquire all of the capital stock of Signia Partners, Inc. (“Signia”) upon the terms and subject to the conditions contained in the Stock Purchase Agreement (the “Signia Purchase Agreement”) between the Company and Charles Douglas House (“House”), as the sole stockholder of Signia. The consideration for this acquisition will consist of $3,400,000 in cash payable at closing, $300,000 of unregistered shares of the Company’s common stock issuable at closing, and an aggregate of up to $1,400,000 in deferred consideration payable in cash over three years, which deferred payments are contingent upon Signia achieving certain prescribed amounts of Adjusted EBITDA (as defined in the Signia Purchase Agreement). If aggregate Adjusted EBITDA for the three year period beginning on February 1, 2005 exceeds $2,550,000, House will also receive additional deferred consideration equal to the amount of such excess multiplied by 0.25.

The Company intends to close the acquisition during April of 2005, subject to customary conditions set forth in the Signia Purchase Agreement. Signia Partners, Inc., headquartered just outside of Washington, D.C., is a leading provider of in-depth business research and fact-based decision support, focusing on the financial services, health care and consumer sectors.

Simultaneously with the acquisition, Signia will enter into new employment agreements with House and two other senior executives of Signia.

The Company intends to finance the acquisition with a combination of the Company’s cash resources and/or funds obtained in connection with the proposed Credit Facility described above. The commitments contained in the Commitment Letter are subject to usual and customary conditions and the Company cannot guarantee that it will be able to close and receive the financing contemplated in the Credit Facility.

No assurances can be given that the Signia acquisition will be consummated or, if such acquisition is consummated, as to the final terms of such acquisition.

Schedule II

FIND/SVP, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years ended December 31, 2004, 2003 and 2002
(in thousands of dollars)

Classification	Balance at beginning of year	Additions charged to earnings	Write offs (recoveries)	Balance at end of year
Year ended December 31, 2004:
Allowance for doubtful accounts	$271	$129	$236	$164

Year ended December 31, 2003:
Allowance for doubtful accounts	$150	$110	$(11)	$271

Year ended December 31, 2002:
Allowance for doubtful accounts	$126	$128	$104	$150