Form 10-Q
period 2005-03-31
FIND SVP INC
filed 2005-05-13
CIK 801338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period_____________ to _____________

_________________________________

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

Number of shares of Common Stock, $.0001 par value per share outstanding at May 9, 2005: 20,291,281

FIND/SVP, Inc. and Subsidiaries

PART I.
FINANCIAL INFORMATION

ITEM 1.
Financial Statements

FIND/SVP, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

Assets	March 31, 2005	December 31, 2004
	(unaudited)
Current assets:
Cash and cash equivalents	$6,100	$4,519
Accounts receivable, net	6,968	6,215
Deferred tax assets	577	696
Prepaid expenses and other current assets	1,404	1,240

Total current assets	15,049	12,670

Equipment, software development and leasehold improvements, at cost, less accumulated depreciation and amortization of $11,075 at March 31, 2005 and $10,865 at December 31, 2004	2,202	2,336

Goodwill, net	12,417	12,214
Intangibles, net	968	1,002
Deferred tax assets	783	783
Deferred rent	292	335
Cash surrender value of life insurance	127	127
Non-marketable equity securities	23	23
Other assets	551	532
	$$32,412	$30,022

Liabilities and Shareholders’ Equity

Current liabilities:
Trade accounts payable	$2,305	$1,267
Accrued expenses and other	4,701	5,099
Unearned retainer income	5,063	3,472

Total current liabilities	12,069	9,838

Deferred compensation and other liabilities	379	404

Total liabilities	12,448	10,242

Redeemable convertible preferred stock, $.0001 par value. Authorized 2,000,000 shares; issued and outstanding 333,333 shares at March 31, 2005 and December 31, 2004, and accrued dividends	580	570

Redeemable common stock, $.0001 par value. Issued and outstanding 571,237 shares at March 31, 2005 and December 31, 2004	1,090	1,090

Commitments and contingencies (Note K)

Shareholders’ equity:
Common stock, $.0001 par value. Authorized 100,000,000 shares; issued and outstanding 18,831,254 shares at March 31, 2005 18,828,416 shares at December 31, 2004	2	2
Capital in excess of par value	26,137	25,850
Deferred stock-based compensation	(378)	(214)
Loan receivable for stock purchase	(50)	(50)
Accumulated deficit	(7,417)	(7,468)

Total shareholders’ equity	18,294	18,120
	$32,412	$30,022

See accompanying notes to condensed consolidated financial statements.

FIND/SVP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
Three months ended March 31,
(in thousands, except share and per share data)

	2005	2004
		(As restated for the adoption of SFAS No. 123 See Note A)

Revenues	$8,786	$9,606

Operating expenses:
Direct costs	5,274	5,455
Selling, general and administrative expenses	3,299	3,912
Total operating expenses	8,573	9,367

Operating income	213	239

Other income	14	--
Impairment of investment	--	(95)
Equity loss on investment	(47)	--
Interest expense	(4)	(226)

Income (loss) before (provision) benefit for income taxes	176	(82)

(Provision) benefit for income taxes	(125)	4

Net income (loss)	51	(78)

Less: Preferred dividends	(10)	(10)

Less: Accretion on redeemable common shares	--	(113)

Income (loss) attributable to common shareholders	$41	$(201)

Earnings per common share:
Basic	$0.00	$(0.02)
Diluted	$0.00	$(0.02)

Weighted average number of common shares:
Basic	19,401,923	13,246,906
Diluted	21,502,585	13,246,906

See accompanying notes to condensed consolidated financial statements.

FIND/SVP, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
Three months ended March 31
(in thousands)

	2005	2004
		(As restated for the adoption of SFAS No. 123 See Note A)
Cash flows from operating activities:
Net income (loss)	$51	$(78)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	267	314
Allowance for doubtful accounts	35	70
Unearned retainer income	1,591	1,302
Deferred income taxes	119	(27)
Compensation from option grants	138	96
Deferred compensation	(11)	(8)
Non-cash interest	1	84
Impairment of investment	--	95
Unrealized loss on investment	47	--

Changes in assets and liabilities:
Increase in accounts receivable	(788)	(618)
Increase in prepaid expenses and other current assets	(164)	(161)
Decrease in rental asset	43	30
Decrease in cash surrender value of life insurance	--	87
Increase in other assets	(29)	(57)
Increase (decrease) in accounts payable and accrued expenses	380	(1,213)

Net cash provided by (used in) operating activities	1,680	(84)

Cash flows from investing activities:
Capital expenditures	(87)	(151)
Purchase of Guideline	--	(8)
Purchase of Teltech	--	(160)

Net cash used in investing activities	(87)	(319)

Cash flows from financing activities:
Principal borrowings under notes payable, net of closing costs	--	200
Principal payments under notes payable	--	(100)
Proceeds from exercise of stock options and warrants	2	25
Payments under capital leases	(14)	(2)

Net cash (used in) provided by financing activities	(12)	123

Net increase (decrease) in cash and cash equivalents	1,581	(280)

Cash and cash equivalents at beginning of period	4,519	821

Cash and cash equivalents at end of period	$6,100	$541

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$4	$142

Taxes paid	$33	$22

See accompanying notes to condensed consolidated financial statements.

FIND/SVP, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

A. Management's Statement

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position at March 31, 2005, the results of operations for the three month period ended March 31, 2005 and 2004, and cash flows for the three months ended March 31, 2005 and 2004. All such adjustments are of a normal and recurring nature. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

References in this report to “Company”, “we,” “us,” or “our” refer to FIND/SVP, Inc. and its subsidiaries.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

In 2004, the Company adopted the fair value method of accounting for stock based compensation prescribed by SFAS No. 123, as amended by SFAS No. 148, under the modified prospective method. The adoption of SFAS No. 123 was effective January 1, 2004 and was reflected in the Company’s annual consolidated financial statements for the year ended December 31, 2004. Accordingly, the March 31, 2004 interim condensed consolidated financial statements presented herein have been restated to reflect the adoption of SFAS No. 123.

The following is a summary of the effects of the adoption on the Company’s previously reported consolidated financial statements as of and for the three months ended March 31, 2004.

	As Previously Reported	As Restated for the Adoption of SFAS No. 123
For the three months ended:
Direct costs	$5,675	$5,455
Selling, general and administrative expenses	4,478	3,912
Operating income (loss)	(547)	239
Loss before benefit for income taxes	(868)	(82)
Net loss	(864)	(78)
Net loss attributable to common shareholders	(987)	(201)
Net loss per common share - basic and diluted	$(0.07)	$(0.02)

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

	Three months ended March 31,
	2005	2004

Basic number of common shares	19,401,923	13,246,906

Effect of dilutive securities:

Warrants	998,815	--
Restricted stock	223,567	--
Stock options	878,280	--

Diluted number of common shares	21,502,585	13,246,906

Warrants to purchase 3,000,000 shares of common stock at a price of $3.00 per share, were outstanding during the three months ended March 31, 2005, and options and redeemable convertible preferred shares, including accrued preferred dividends, to purchase 1,247,816 shares of common stock at prices ranging from $1.50 to $3.6875 per share, were outstanding during the three months ended March 31, 2005, but were not included in the computation of diluted EPS because the warrants, options, preferred shares and dividends had exercise prices greater than the average market price of the common shares for the three months ended March 31, 2005.

Warrants to purchase 2,125,515 shares of common stock at prices ranging from $0.01 to $2.25 per share, were outstanding during the three months ended March 31, 2004, and options and redeemable convertible preferred shares, including accrued preferred dividends, to purchase 2,863,775 shares of common stock at prices ranging from $1.40 to $3.6875 per share, were outstanding during the three months ended March 31, 2004, but were not included in the computation of diluted EPS because the Company had a net loss attributable to common shareholders for the three months ended March 31, 2004.

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

Subsequent to the quarter ended March 31, 2004 in a letter dated April 23, 2004 from idealab! to its shareholders, idealab! announced that it had reached a settlement with certain holders of its Series D Preferred Stock, which does not include the Company (the “plaintiffs”), whereby the plaintiffs agreed to vote their shares in favor of an amendment to idealab!’s charter that would reduce the liquidation preference of idealab!’s Series D Preferred Stock from $100.00 per share to $19.00 per share. Furthermore, upon completion of the above settlement, idealab! also stated in its April 23, 2004 letter that it plans to commence a tender offer for its Series D shares, including those held by the Company, for $19.00 per share. The settlement agreement requires that the purchase price be reduced by the tendering holders’ pro rata share of the plaintiffs’ litigation expenses. These expenses will range from $1.00 to $1.50 per share. As a result of this pending settlement, the Company concluded the net realizable value of its idealab! preferred shares had declined to an estimated $89,000 at March 31, 2004, and took a charge to operations of $95,000 during the quarter then ended. Since the idealab! preferred shares continue to be an investment in a start-up enterprise, it is reasonably possible in the near term that our estimate of the net realizable value of the preferred shares could be further reduced.

In June 2004, 75% (or 3,750 shares) of the preferred shares held by the Company in idealab! were redeemed for $66,806. As of March 31, 2005, the carrying value of these preferred share securities is $22,500.

E. Goodwill and Intangibles

Goodwill:

The changes in the carrying amount of goodwill for the quarter ended March 31, 2005 are as follows:

			Quantitative
			Market
	QCS	SCRG	Research	Teltech
	Segment	Segment	Segment	Segment	Total
Balance as of January 1, 2005	$--	$50,000	$7,409,000	$4,755,000	$12,214,000
Contingent consideration accrued related to acquisition of Guideline	--	--	203,000	--	203,000
Goodwill related to acquisition of Teltech	--	--	--	--	--

Balance as of March 31, 2005	$--	$50,000	$7,612,000	$4,755,000	$12,417,000

Intangibles:

The table below represents the gross carrying amount, accumulated amortization, and amortization expense related to the Company’s intangible assets:

	Gross
	Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets as of December 31, 2004
Customer relationships	$948,000	$(218,000)
Unamortized intangible assets as of December 31, 2004
Trade names	$272,000
Amortized intangible assets as of March 31, 2005
Customer relationships	$948,000	$(252,000)
Unamortized intangible assets as of March 31, 2005
Trade names	$272,000
Aggregate Amortization Expense:
For the three months ended March 31, 2005 and 2004	$34,000

F. Other Assets

On September 29, 2004, the Company, Empire Media, LLC (“Empire”), and TripleHop Technologies, Inc. (“TripleHop”) (the Company, Empire, and TripleHop are hereinafter referred to individually as a "Member" and collectively as "Members"), entered into an Operating Agreement (the “Agreement”) in order to formally establish the Find.com joint venture. Find.com has been organized as a Delaware limited liability company, with the Company and Empire owning 47.5% each, and TripleHop owning the balance. In exchange for its 47.5% voting interest, the Company initially contributed $50,000 cash in March 2004 and entered into a license agreement with Find.com related to Find.com’s use of the “find.com” URL. In exchange for its 47.5% voting interest, Empire contributed $100,000 cash and will enter into a license agreement with Find.com related to Find.com’s rights to public Empire produced content. In exchange for its 5.0% non-voting interest, TripleHop entered into a license agreement with Find.com related to Find.com’s use of the underlying software which serves as the core search functionality powering the “find.com” website.

Subsequent to its initial investment, the Company contributed an additional $222,000. During the quarter ended March 31, 2005, the Company recorded an unrealized loss of $47,000 on its investment in Find.com. This represents the Company’s share of the net loss of Find.com as of and for the quarter ended March 31, 2005. As of March 31, 2005, the Company’s investment in Find.com is $134,000. The Company accounts for its investment in Find.com under the equity method of accounting for investments.

Find.com was formed for the purpose of developing, launching, owning and operating a business-focused Internet search portal utilizing the "find.com" URL, to provide search-initiated access to proprietary content and generic World Wide Web-based search results. The site is intended to be advertising supported in whole or in part, and content shall be free and/or sold on a pay-per-view basis, or on such basis as Find.com shall determine from time to time.

We have a 9.1% interest in Strategic Research Institute, L.P. (“SRI”). We share in profits of SRI, but do not share in losses. SRI is a business conference and event company. The value of this investment is zero.

G. Debt

During May 2004, the Company repaid the $1,100,000 outstanding balance on a term note with JP Morgan Chase Bank (the “Term Note”), of which $400,000 was previously classified as current. The Term Note bore interest at prime plus 1.25%. During the first quarter of 2004, the Company also paid its then scheduled principal payment of $100,000. Interest expense related to the Term Note amounted to $16,000 for the three months ended March 31, 2004. The Term Note was terminated effective March 31, 2005.

The Company maintained a $1,000,000 line of credit with JP Morgan Chase Bank (the “Line of Credit”). The Line of Credit bears interest at prime plus 0.50% (6.25% at March 31, 2005). During May 2004, the Company repaid the $876,000 outstanding balance. Interest expense related to the Line of Credit amounted to $8,000 for the three months ended March 31, 2004. The Line of Credit contained certain restrictions on the conduct of the Company’s business, including, among other things, restrictions on incurring debt, and creating or suffering liens. The Line of Credit was terminated effective March 31, 2005.

The Line of Credit was secured by a general security interest in substantially all of the Company’s assets. Pursuant to Amendment No. 2 and Consent to Amended and Restated Senior Grid Promissory Note, dated May 20, 2004, all financial covenants previously related to the Line of Credit were eliminated. Effective March 31, 2005, all liens and encumbrances related to the Term Note and the Line of Credit were released.

On April 1, 2003, the Company issued a Promissory Note (the “Note”) with a face value of $3,000,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Guideline. The Note was recorded at its initial relative fair value of $1,868,000. The difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities of the Note, and the resulting effective interest rate is approximately 25%. During May 2004, the Company repaid the outstanding principal balance of $3,000,000. Related interest expense was $159,000 for the three months ended March 31, 2004, of which $58,000 related to the non-cash accretion of the carrying value of the Note to the stated value of the Note for the three months ended March 31, 2004. The Note was terminated effective May 20, 2004.

On July 1, 2003, the Company issued a Second Promissory Note (the “Second Note”) with a face value of $500,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Teltech, a former business unit of Sopheon Corporation (“Teltech”). The Second Note was recorded at its initial relative fair value of $320,000. The difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities of the Second Note, and the resulting effective interest rate is approximately 25%. During May 2004, the Company repaid the outstanding principal balance of $500,000. Related interest expense was $27,000 for the three months ended March 31, 2004, of which $10,000 related to the non-cash accretion of the carrying value of the Second Note to the stated value of the Second Note for the three months ended March 31, 2004. The Second Note was terminated effective May 20, 2004.

See Note P. “Subsequent Events” for information on the Company’s new credit agreement.

H. Income Taxes

The $125,000 income tax provision for the three months ended March 31, 2005 and the $4,000 income tax benefit for the three months ended March 31, 2004, represent 71.0% and 0.5%, respectively, of the income/loss before provision/benefit for income taxes. The difference between these rates and the statutory rate primarily relates to expenses that are not deductible for income tax purposes.

Of the net deferred tax asset, $577,000 and $696,000 is classified as current as of March 31, 2005 and December 31, 2004, respectively.

I. Shareholders’ Equity

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

Stock Options

During the three-month period ended March 31, 2005, no options to purchase shares of common stock were granted. During the three-month period ended March 31, 2004, options to purchase 37,500 shares of common stock were granted under the Company’s Stock Option Plans, with an exercise price of $1.79, which represents the fair market value of such shares on the dates of grant. Stock based compensation expense was $103,000 and $96,000 for the three months ended March 31, 2005 and 2004, respectively.

During the three-month periods ended March 31, 2005 and 2004, 60,462 and 76,352 options, respectively, were cancelled or terminated under the Company’s Stock Option Plans, at prices ranging from $0.50 to $2.40 and $0.50 to $3.6875, respectively.

Stock options were granted in November 2001 for future services to be rendered to the Company by the Chief Executive Officer (“CEO”), the Chairman and a consultant. In 2003, the Board approved the acceleration of the vesting of 105,000 and 117,000 options granted to the Chairman and CEO, respectively, which the CEO and Chairman then exercised for cash. Compensation expense related to these grants was $0 and $30,000 for the three-month periods ended March 31, 2005 and 2004, respectively.

Restricted Stock

On January 1, 2005, 100,000 shares of restricted stock were granted to the Company’s Chief Executive Officer. Deferred compensation expense related to these shares was calculated at fair value on the date of grant, and is being amortized over a vesting period of three years. Compensation expense related to these shares was $13,000 for the three months ended March 31, 2005. Deferred compensation expense was $146,000 at March 31, 2005 and is included in Shareholders’ Equity on the accompanying Consolidated Balance Sheet.

On January 1, 2005, 25,000 shares of restricted stock were granted to the Company’s Chief Financial Officer. Deferred compensation expense related to these shares was calculated at fair value on the date of grant, and is being amortized over a vesting period of three years. Compensation expense related to these shares was $3,000 for the three months ended March 31, 2005. Deferred compensation expense was $37,000 at March 31, 2005 and is included in Shareholders’ Equity on the accompanying Consolidated Balance Sheet.

During 2004, 100,000 shares of restricted stock were granted to the Company’s Chief Operating Officer. Deferred compensation expense related to these shares was calculated at fair value on the date of grant, and is being amortized over the vesting period of four years. Compensation expense related to these shares was $19,000 for the quarter ended March 31, 2005. Deferred compensation expense was $195,000 at March 31, 2005 and is included in Shareholders’ Equity on the accompanying Consolidated Balance Sheet.

Redeemable Convertible Preferred Stock

The Company has authorized preferred stock consisting of 2,000,000 shares at $.0001 par value. At March 31, 2005, there were 333,333 shares of redeemable convertible preferred stock outstanding. See Note O “Acquisitions” for a further explanation of redeemable convertible preferred stock issued during 2003 in connection with the Guideline acquisition.

Loan Receivable for Stock Purchase

In 2002, the Company made a $50,000 loan to a then employee for the purchase of shares of the Company’s stock in conjunction with a private equity offering. The loan was interest-free, and was repaid by the former employee on its due date of April 15, 2005.

J. Segment Reporting

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

(in thousands)	Three Months Ended March 31,
	2005	2004(2) (3)	$ Change	% Change
Revenues
QCS	$3,950	$4,373	$(423)	(9.7)%
SCRG	403	407	(4)	(1.0)%
Quantitative Market Research	2,382	2,713	(331)	(12.2)%
Teltech	2,051	2,113	(62)	(2.9)%
Revenues	$8,786	$9,606	$(820)	(8.5)%

Operating income (loss)
QCS	$145	$467	$(322)	(69.0)%
SCRG	83	(85)	168	197.6%
Quantitative Market Research	158	310	(152)	(49.0)%
Teltech	161	271	(110)	(40.6)%
Total segment operating income	547	963	(416)	(43.2)%
Corporate & other (1)	(334)	(724)	390	53.9%
Operating income	$213	$239	$(26)	(10.9)%

Income (loss) Before Income Taxes
QCS	$145	$467	$(322)	(69.0)%
SCRG	83	(85)	168	197.6%
Quantitative Market Research	158	217	(59)	(27.2)%
Teltech	160	177	(17)	(9.6)%
Total segment income before income taxes	546	776	(230)	(29.6)%
Corporate & other (1)	(370)	(858)	488	56.9%
Income (loss) before income taxes	$176	$(82)	$258	314.6%

(1) Represents the effect of direct costs and selling, general, and administrative expenses not attributable to a single segment.

(2) On April 21, 2004, the Company sold its Information Advisor newsletter business, which was part of the Company’s QCS segment, to Information Today. The decision to sell this business was made by management due to the fact that it became an extremely insignificant portion of the Company’s business. The sale proceeds to the Company consisted of $52,500 in cash, $15,000 of free advertising, and the buyer’s assumption of an unearned income liability, less modest transaction expenses. The Company recorded a gain on sale of assets of $92,000.

(3) As restated for the adoption of SFAS No. 123. See Note A.

K. Commitments and Contingencies

See Note O. “Acquisitions” for information regarding contingent payments related to the acquisition of Guideline and see Note P. “Subsequent Events” for information regarding contingent payments related to the acquisitions of Atlantic Research & Consulting and Signia Partners, and for information regarding the new Credit Agreement.

L. Accrued Expenses

As of December 31, 2004, a balance of $478,000 remained accrued for charges under a severance plan approved by the Board of Directors. Payments totaling $231,000 were made to 9 individuals during the three months ended March 31, 2005. The remaining balance of $247,000 will be paid through June 2005.

During 2004, the Company formally abandoned its lease for one of its three New York City locations. This lease had been substantially unutilized by the Company during 2004. As a result, the Company recorded a charge to earnings of $530,000 during the second quarter of 2004, representing the total value of all remaining rent and commercial rent tax obligations, and the amortization of remaining leasehold improvements which was included in selling, general and administrative expenses. As of March 31, 2005, the Company was released from its lease of the space, and the remaining accrual of $37,000 was reversed and recorded as a reduction of rent expense.

M. Deferred Compensation

The Company has a deferred compensation arrangement with Andrew Garvin, the founder and former President of the Company. In November 2003, Mr. Garvin announced his early retirement as of December 31, 2003. The Company revised the calculation of Mr. Garvin’s accrued deferred compensation to reflect his announced date of retirement. Accordingly, the present value of the obligation as of December 31, 2003 was approximately $243,000. This will be paid over the contractual term of 10 years, which began in January 2004. On September 29, 2004, the Company and Mr. Garvin executed Amendment No. 1 to the Separation Agreement dated as of December 31, 2003 in order to restructure the timing and reduced amount of certain deferred compensation payments. During the quarters ended March 31, 2005 and 2004, payments totaling approximately $3,000 and $5,000, respectively, were made. The remaining liability at March 31, 2005 is approximately $135,000.

N. Supplemental Disclosure of Non-Cash Investing and Financing Activities

Non-cash investing activities:

As of March 31, 2005, the Company has accrued approximately $2.2 million, which represents the estimated Two Year Deferred Consideration earned as of that date in connection with the Guideline acquisition.

Non-cash financing activities:

During the three months ended March 31, 2005, the Company recorded the exercise of 500 options at a price of $0.50, in exchange for 338 shares of common stock at a price of $1.53.

During the three months ended March 31, 2004, the Company recorded the exercise of 94,975 options at prices ranging from $0.50 to $1.062, in exchange for 67,224 shares of common stock at prices ranging from $1.70 to $2.50.

During the quarter ended March 31, 2005, the Company recorded preferred dividends of $10,000.

During the quarter ended March 31, 2004, the Company recorded preferred dividends of $10,000 and accretion on redeemable common shares of $113,000.

O. Acquisitions

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

The consideration for this acquisition consisted of the following:

•  Approximately $5,027,000 paid in cash (includes $431,000 of paid transaction costs during the year ended December 31, 2003, and $86,000 of paid transaction costs during the year ended December 31, 2004), net of cash acquired;

•  Of the amount paid in cash, a deferred consideration amount (the “One Year Deferred Consideration”) of $1 million was paid on May 24, 2004 as Guideline achieved adjusted EBITDA (as defined in the purchase agreement) for the twelve-month period following the acquisition (“One Year Adjusted EBITDA”) of at least $1.2 million. On the same date, an additional $50,000 of advanced earnout was paid by the Company to an executive of Guideline, pursuant to an agreement between this executive, the former owners of Guideline and the Company;

•  571,237 common shares valued at $760,000 (295,043 of the common shares were placed in escrow to secure the indemnification obligations of the sellers); and

•  Within thirty days after the date of determination following the second anniversary date of the acquisition, a potential deferred consideration amount (the “Two Year Deferred Consideration”) of $1.845 million contingent upon Guideline achieving adjusted EBITDA (as defined in the purchase agreement) for the 24-month period following the acquisition (“Two Year Adjusted EBITDA”) of $2.65 million plus 25% of the amount by which Two Year Adjusted EBITDA exceeds $2.65 million would be due. If Two Year Adjusted EBITDA is less than $2.65 million, but greater than $2.2 million, the Two Year Deferred Consideration would be between $0 and $1.845 million based on a specific formula set forth in the purchase agreement. Given the potential likelyhood that Guideline should achieve the prescribed levels of EBITDA, as of March 31, 2005 the Company has accrued approximately $2.2 million, which represents the estimated Two Year Deferred Consideration earned as of that date.

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

This acquisition was financed at closing with the combination of the Company’s cash resources, the assumption of certain liabilities of Guideline and by the receipt of cash of $3,303,000 (net of financing costs of $197,000) in connection with the issuance to Petra Mezzanine Fund, L.P. of (a) a promissory note with a $3,000,000 face value; (b) 333,333 shares of convertible, redeemable, Series A preferred stock (“Preferred Stock”); and (c) a warrant to purchase 675,000 common shares.

The 333,333 shares of Preferred Stock were issued pursuant to a Series A Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”) dated April 1, 2003. These shares have been recorded at estimated fair value of $693,000 using the relative fair value method. The Preferred Stock is convertible into shares of the Company’s common stock one-for-one, subject to adjustment for certain dilutive issuances, splits and combinations. The Preferred Stock is also redeemable at the option of the holders of the Preferred Stock beginning April 1, 2009, at a redemption price of $1.50 per share, or $500,000 in the aggregate, plus all accrued but unpaid dividends. The holders of the Preferred Stock are entitled to receive cumulative dividends, prior and in preference to any declaration or payment of any dividend on the common stock of the Company, at the rate of 8% on the $500,000 redemption value, per annum, payable in cash or through the issuance of additional shares of Preferred Stock at the Company’s discretion. The holders of shares of Preferred Stock have the right to one vote for each share of common stock into which shares of the Preferred Stock could be converted into, and with respect to such vote, each holder of shares of Preferred Stock has full voting rights and powers equal to the voting rights and powers of the holders of the Company’s common stock. For the three months ended March 31, 2005, the Company recorded preferred dividends of $10,000 resulting in a redemption value for the Preferred Stock of $580,000 at March 31, 2005.

The Company finalized its valuation of the assets and liabilities acquired for the allocation of the purchase price of the Guideline transaction as of March 31, 2005, with the exception of the Two Year Deferred Consideration, which is contingent upon the financial performance of Guideline through April 1, 2005.

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

The Company finalized its valuation of the assets and liabilities acquired for its allocation of the purchase price of the Teltech transaction as of March 31, 2005.

The following table sets forth the components of the purchase price for both the Guideline and Teltech acquisitions:

	Guideline	Teltech	Total
Cash paid	$5,027,000	$3,520,000	$8,547,000
Accrued estimate of Two Year Deferred Consideration	2,233,000	--	2,233,000
Common stock issued to sellers	760,000	50,000	810,000
Total purchase consideration	$8,020,000	$3,570,000	$11,590,000

The following table provides the fair value of the acquired assets and assumed liabilities:

	Guideline	Teltech	Total
Current assets	$1,786,000	$1,235,000	$3,021,000
Property and equipment	89,000	287,000	376,000
Other assets	267,000	--	267,000
Liabilities assumed, current	(2,236,000)	(3,358,000)	(5,594,000)
Liabilities assumed, non-current	(67,000)	--	(67,000)
Fair value of net liabilities assumed	(161,000)	(1,836,000)	(1,997,000)
Goodwill	7,612,000	4,755,000	12,367,000
Amortizable intangible assets	421,000	527,000	948,000
Indefinite-lived intangible assets	148,000	124,000	272,000
Total purchase consideration	$8,020,000	$3,570,000	$11,590,000

Amortizable intangible assets, which generally include customer lists, are amortized over a period of 7 years. Amortization of intangible assets was $34,000 for the three-month period ended March 31, 2005 and 2004.

Goodwill related to our Guideline and Teltech businesses is evaluated for impairment annually on July 1st.

P. Subsequent Events

New Credit Agreement

On March 31, 2005, the Company entered into a new senior secured credit facility pursuant to the Credit Agreement, dated as of March 31, 2005 (the “Credit Agreement”), between the Company and Fleet National Bank, a Bank of America company (the “Lender”). Funds under this facility were available to the Company as of April 1, 2005.

The Credit Agreement establishes a commitment to the Company to provide up to $9,000,000 in the aggregate of loans and other financial accommodations consisting of a senior secured term loan facility in an aggregate principal amount of $4,500,000 (the “Term Facility”) and a senior secured revolving credit facility in an aggregate principal amount of up to $4,500,000 (the “Revolving Facility” and, together with the Term Facility, the “Senior Secured Facilities”). The Revolving Facility includes a sublimit of up to an aggregate amount of $500,000 in letters of credit.

On April 1, 2005, the full amount of the Term Facility was drawn in a single drawing and applied, among other things, to consummate the acquisition of Atlantic Research & Consulting, Inc., consummate the acquisition of Signia Partners Incorporated, and pay transaction-related costs and expenses.

The aggregate principal amount of the Term Facility is payable in twenty (20) consecutive quarterly principal installments, the first nineteen (19) of which are each in the amount of $225,000 and payable on the first day of each January, April, July and October, commencing July 1, 2005 through and including April 1, 2010, and the final and twentieth (20th) such principal installment is payable on April 1, 2010 and is in an amount equal to the entire then remaining outstanding principal balance, together with all accrued and unpaid interest.

Loans under the Revolving Facility will be made available after April 1, 2005 and until the earlier of (i) April 1, 2008 and (ii) the date of termination of the commitment of the Lender to make revolving credit loans and of the obligation of the Lender to make letter of credit extensions.

Loans under the Senior Secured Facilities will bear interest, at the option of the Borrower, at one of the following rates:

•	the Applicable Rates of .75% and 1.00% related to the Revolving Credit Facility and the Term Facility, respectively, plus the Base Rate, each as defined in the Credit Agreement, or

•	the Applicable Rates of 2.75% and 3.00% related to the Revolving Credit Facility and the Term Facility, respectively, plus LIBOR, as defined in the Credit Agreement.

The foregoing Applicable Rates are subject to reduction of .25% in the event that the Company meets certain Reduction Event criteria, as defined in the Credit Agreement.

The Credit Agreement contains certain normal and customary restrictions on the conduct of the Company’s and its subsidiaries’ businesses, including, among other things, restrictions, generally, on:

•	creating or suffering liens on the Company’s and its subsidiaries’ assets, with permitted exceptions;

•	making investments, with permitted exceptions;

•	incurring debt, with permitted exceptions;

•	paying dividends, with permitted exceptions;

•	transactions with affiliates; and

•	changing the nature of the Company’s business.

The Credit Agreement also requires the Company to maintain certain financial covenants, as set forth in the Credit Agreement.

Acquisition of Atlantic Research & Consulting, Inc.

On April 1, 2005, the Company acquired all of the capital stock of Atlantic Research & Consulting, Inc. upon the terms and subject to the conditions contained in the Stock Purchase Agreement (the “Atlantic Purchase Agreement”) between the Company and Peter Hooper (“Hooper”), as the sole stockholder of Atlantic. The consideration for this acquisition consisted of $3,600,000 in cash paid at closing, 312,598 shares of common stock, and an aggregate of up to $2,250,000 in deferred consideration payable in cash over three years, which deferred payments are contingent upon Atlantic achieving certain prescribed amounts of EBITDA (as defined in the Atlantic Purchase Agreement). If EBITDA for the three-year period beginning on May 1, 2005 exceeds $3,300,000, Hooper will also receive additional deferred consideration equal to the amount of such excess multiplied by 0.50.

Atlantic, headquartered in Boston, Massachusetts, provides quantitative and qualitative custom market research, focusing on financial services, management consulting, health care, and public sectors.

Simultaneously with the Company’s acquisition of Atlantic, Atlantic entered into new employment agreements with Hooper and two other senior executives of Atlantic.

The Company’s acquisition of Atlantic was financed at closing with the combination of (i) funds borrowed upon the closing of a senior secured credit facility with Fleet National Bank (see description of “New Credit Agreement” above), and (ii) cash on hand.

Acquisition of Signia Partners Incorporated

On April 1, 2005, the Company agreed to acquire all of the capital stock of Signia Partners Incorporated upon the terms and subject to the conditions contained in the Stock Purchase Agreement (the “Signia Purchase Agreement”) between the Company and Charles Douglas House (“House”), as the sole stockholder of Signia. The consideration for this acquisition consisted of approximately $3,400,000 in cash paid at closing (after taking into account certain closing adjustments), 187,559 shares of common stock, and an aggregate of up to $1,400,000 in deferred consideration payable in cash over three years, which deferred payments are contingent upon Signia achieving certain prescribed amounts of Adjusted EBITDA (as defined in the Signia Purchase Agreement). If aggregate Adjusted EBITDA for the three-year period beginning on February 1, 2005 exceeds $2,550,000, House will also receive additional deferred consideration equal to the amount of such excess multiplied by 0.25.

Signia, headquartered just outside of Washington, D.C., is a provider of in-depth business research and fact-based decision support, focusing on the financial services, health care and consumer sectors.

Simultaneously with the Company’s acquisition of Signia, Signia entered into new employment agreements with House and two other senior executives of Signia.

The Company’s acquisition of Signia was financed at closing with the combination of (i) funds borrowed upon the closing of a senior secured credit facility with Fleet National Bank (see description of “New Credit Agreement” above), and (ii) cash on hand.

ITEM 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this form 10-Q and in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Three months ended March 31, 2005 compared to three months ended March 31, 2004.

General

FIND/SVP, Inc. and our wholly owned subsidiaries provide a full range of custom research, consulting, quantitative market research and outsourced information services that are designed to address our customers’ critical business information needs. We function as many of our customers’ primary information and business intelligence resource on an outsourced basis, especially among companies that have downsized their internal research staffs and information resources. We also serve as a reliable supplemental resource to customers’ internal capabilities. As a result of our acquisitions in 2003 of each of Guideline and Teltech, combined with further internal development of new service offerings, we provide a range of specialized higher priced research and consulting services. For example, we currently provide quantitative custom market research and due diligence research services which serve to address particular strategic business information needs within specific markets such as R&D, healthcare, marketing and private equity/money management.

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

Results of Operations - Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

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

(in thousands)	Three Months Ended March 31,
	2005	2004(2) (3)	$ Change	% Change
Revenues
QCS	$3,950	$4,373	$(423)	(9.7)%
SCRG	403	407	(4)	(1.0)%
Quantitative Market Research	2,382	2,713	(331)	(12.2)%
Teltech	2,051	2,113	(62)	(2.9)%
Revenues	$8,786	$9,606	$(820)	(8.5)%

Operating income (loss)
QCS	$145	$467	$(322)	(69.0)%
SCRG	83	(85)	168	197.6%
Quantitative Market Research	158	310	(152)	(49.0)%
Teltech	161	271	(110)	(40.6)%
Total segment operating income	547	963	(416)	(43.2)%
Corporate & other (1)	(334)	(724)	390	53.9%
Operating income	$213	$239	$(26)	(10.9)%

Income (loss) Before Income Taxes
QCS	$145	$467	$(322)	(69.0)%
SCRG	83	(85)	168	197.6%
Quantitative Market Research	158	217	(59)	(27.2)%
Teltech	160	177	(17)	(9.6)%
Total segment income before income taxes	546	776	(230)	(29.6)%
Corporate & other (1)	(370)	(858)	488	56.9%
Income (loss) before income taxes	$176	$(82)	$258	314.6%

(1) Represents the effect of direct costs and selling, general, and administrative expenses not attributable to a single segment.

(2) On April 21, 2004, the Company sold its Information Advisor newsletter business, which was part of the Company’s QCS segment, to Information Today. The decision to sell this business was made by management due to the fact that it became an extremely insignificant portion of the Company’s business. The sale proceeds to the Company consisted of $52,500 in cash, $15,000 of free advertising, and the buyer’s assumption of an unearned income liability, less modest transaction expenses. The Company recorded a gain on sale of assets of $92,000.

(3) As restated for the adoption of SFAS No. 123. See Note A to our condensed consolidated financial statements appearing elsewhere in this Form 10-Q.

Revenues

Revenues decreased from $9,606,000 for the three months ended March 31, 2004 to $8,786,000 for the three months ended March 31,2005, which represents a decrease of 8.5% from 2004 to 2005. The decrease in revenue was due to decreases in all segments of the business.

QCS

QCS revenues, which result from annual retainer contracts paid by clients on a monthly, quarterly, semi-annual or annual basis, decreased by $423,000, or 9.7%, from $4,373,000 for the three months ended March 31, 2004 to $3,950,000 for the three months ended March 31, 2005. The decrease from 2004 to 2005 was a result of cancellations that were not sufficiently offset by an increase in new client business despite increased retainer rates. We believe that cancellations were primarily a result of the perception among certain customers that they can satisfy their day-to-day research needs internally through the use of the internet.

SCRG

SCRG revenues, which result from more in-depth research and consulting engagements, decreased by $4,000, or 1.0%, from $407,000 for the three months ended March 31, 2004 to $403,000 for the three months ended March 31, 2005. The decrease from 2004 to 2005 was due to fewer projects in the first quarter of 2005 as compared with the first quarter of 2004, partially offset by an increase in the average fee per project in 2005 as compared with 2004.

Quantitative Market Research

Quantitative Market Research revenues, which result from custom market research consulting engagements, such as conducting surveys and focus groups, decreased by $331,000, or 12.2%, from $2,713,000 for the three months ended March 31, 2004 to $2,382,000 for the three months ended March 31, 2005. This is primarily the result of a delay in the commencement of booked projects, partially offset by an increase in demand from certain customers within the healthcare division.

Teltech

Teltech revenues, which result from on-demand research, outsourced information services and in-depth projects, decreased by $62,000, or 2.9%, from $2,113,000 for the three months ended March 31, 2004 to $2,051,000 for the three months ended March 31, 2005. This was primarily the result of a lower usage of deposit accounts, where revenue is recognized based on usage, partially offset by increases in project revenue.

Costs of products and services sold

Direct costs, which are those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases, decreased by $181,000, or 3.3%, from $5,455,000 for the three months ended March 31, 2004 to $5,274,000 for the three months ended March 31, 2005. Direct costs represented 60.0% and 56.8% of revenues for the three months ended March 31, 2005 and 2004, respectively. The decrease in total direct costs was primarily the result of the decrease in revenue of $820,000 and a decrease in purchases made on behalf of clients of $234,000, partially offset by an increase in direct labor costs, including stock compensation expense, of $143,000.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $613,000, or 15.7%, from $3,912,000, or 40.7% of revenue, for the three months ended March 31, 2004 to $3,299,000, or 37.5% of revenue, for the three months ended March 31, 2005. The decrease in selling, general and administrative was due primarily to a decrease in indirect labor costs, including stock compensation expense, of $352,000, a decrease in rent expense of $125,000 due to the abandonment of one of the Company’s leases in 2004, and a decrease in depreciation expense of $44,000.

Interest expense

Interest expense decreased by $222,000 from $226,000 for the three months ended March 31, 2004 to $4,000 for the three months ended March 31, 2005. The decrease was due to the repayment of all outstanding debt in May 2004.

Impairment of investment

In March 2004, the Company reduced the value of its investment in idealab! to $90,000, representing the value of the shares based on the latest contemplated tender offer by idealab!. Accordingly, the Company recorded a $95,000 pre-tax charge during the quarter ended March 31, 2004.

Equity loss on investments

During the quarter ended March 31, 2005, the Company recorded an equity loss of $47,000 on its investment in Find.com, a joint venture in which the Company has a 47.5% interest. This represents the Company’s share of the net loss of Find.com as of and for the three months ended March 31, 2005.

Operating Income

Our results of operations declined by $26,000 from operating income of $239,000 for the three months ended March 31, 2004 to operating income of $213,000 for the three months ended March 31, 2005. This was primarily the result of the decreases in selling, general and administrative expenses, partially offset by the decline in revenues, as discussed above.

Income Taxes

The $125,000 income tax provision for the three months ended March 31, 2005 represents 71.0% of pre-tax income. The $4,000 income tax benefit for the three months ended March 31, 2004 represents 4.9% of pre-tax loss. These rates are different than the statutory rate primarily because certain variable stock compensation expense in addition to meals and entertainment and key-man life insurance premiums, are not deductible for tax purposes, and result in a different effective tax rate than the statutory rate.

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

Goodwill and Intangibles

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Effective January 1, 2002 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized. Instead, goodwill is evaluated for impairment using a two-step process that is performed at least annually (On January 1st for goodwill related to our CSSR business, which is part of the SCRG segment, and July 1st for goodwill related to our Guideline and Teltech businesses) and whenever events or circumstances indicate impairment may have occurred. The first step is a comparison of the fair value of an internal reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, a second test is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of the goodwill is greater than the implied value, an impairment loss is recognized for the difference. The implied value of the goodwill is determined as of the test date by performing a purchase price allocation as if the reporting unit had just been acquired, using currently estimated fair values of the individual assets and liabilities of the reporting unit, together with an estimate of the fair value of the reporting unit taken as a whole. The estimate of the fair value of the reporting unit is based upon information available regarding prices of similar groups of assets, or other valuation techniques including present value techniques based upon estimates of future cash flow.

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

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from retainer accounts (including prepaid retainer fees from clients) and borrowings. Cash balances were $6,100,000 and $4,519,000 at March 31, 2005 and December 31, 2004, respectively. Our working capital position (current assets less current liabilities) at March 31, 2005 was $2,980,000 as compared to $2,832,000 at December 31, 2004. Included in current liabilities is unearned retainer income of $5,063,000 as of March 31, 2005 and $3,472,000 as of December 31, 2004. Such amounts reflect amounts billed, but not yet earned.

Cash of $1,680,000 was provided by operating activities during the three months ended March 31, 2005 and cash of $(84,000) was used in operating activities during the three months ended March 31, 2004. During the three months ended March 31, 2005, operating cash was provided primarily by unearned retainer income of $1,591,000, an increase in accounts payable and accrued expenses of $380,000, and depreciation and amortization of $267,000 partially offset by an increase in accounts receivable of $788,000 and cash used for other general operating purposes.

Cash used in investing activities was $(87,000) and $(319,000) in the three-month periods ended March 31, 2005 and 2004, respectively. In 2005, the primary use of cash was related to capital expenditures for computer hardware upgrades and leasehold improvements. In 2004, the primary uses of cash related to capital expenditures for computer hardware and software upgrades and leasehold improvements, as well as for additional fees incurred in connection with the acquisitions of Guideline and Teltech. During 2005 the Company expects to spend approximately $600,000 for capital items, which will relate primarily to computer hardware and software upgrades and for leasehold improvements.

Cash of $(12,000) was used for financing activities during the three months ended March 31, 2005 and cash of $123,000 was provided by financing activities during the three months ended March 31, 2004. In 2005, the cash was used for payments under capital leases of $14,000, offset by proceeds from exercise of stock options of $2,000. In 2004, the most significant items were $200,000 borrowed under notes payable, offset by repayments of the notes in the amount of $100,000.

During May 2004, the Company repaid the entire outstanding balance on a term note with JP Morgan Chase Bank (the “Term Note”). The Term Note bore interest at prime plus 1.25%. The Term Note was terminated effective March 31, 2005.

The Company maintained a $1,000,000 line of credit with JP Morgan Chase Bank (the “Line of Credit”). The Line of Credit bears interest at prime plus 0.50% (6.25% at March 31, 2005) and is renewable annually. During May 2004, the Company repaid the entire outstanding balance. The Line of Credit contained certain restrictions on the conduct of the Company’s business, including, among other things, restrictions on incurring debt and creating or suffering liens. The Line of Credit was terminated effective March 31, 2005.

The Line of Credit was secured by a general security interest in substantially all of the Company’s assets. Pursuant to Amendment No. 2 and Consent to Amended and Restated Senior Grid Promissory Note, dated May 20, 2004, all financial covenants previously related to the Line of Credit were eliminated. Effective March 31, 2005, all liens and encumbrances related to the Term Note and the Line of Credit were released.

On April 1, 2003, the Company issued a Promissory Note (the “Note”), along with preferred stock and warrants, with a face value of $3,000,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Guideline. The Note was recorded at its initial relative fair value of $1,868,000. The difference between the initial relative fair value and the stated value was accreted as additional interest expense over the maturities of the Note, and the resulting effective interest rate was approximately 25%. During May 2004, the Company repaid the outstanding principal balance of $3,000,000. Related interest expense was $159,000 for the quarter ended March 31, 2004, of which $58,000 related to the non-cash accretion of the carrying value of the Note to the stated value of the Note for the quarter ended March 31, 2004. The repayment effectively terminates the Note and any remaining obligations under the Note. The Note was terminated effective May 20, 2004.

On July 1, 2003, the Company issued a Second Promissory Note (the “Second Note”), along with warrants, with a face value of $500,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Teltech, a former business unit of Sopheon Corporation. The Second Note was recorded at its initial relative fair value of $320,000. The difference between the initial relative fair value and the stated value was accreted as additional interest expense over the maturities of the Second Note, and the resulting effective interest rate was approximately 25%. During May 2004, the Company repaid the outstanding principal balance of $500,000. Related interest expense was $27,000 for the quarter ended March 31, 2004, of which $10,000 related to the non-cash accretion of the carrying value of the Second Note to the stated value of the Second Note for the quarter ended March 31, 2004. The repayment effectively terminates the Second Note and any remaining obligations under the Second Note. The Second Note was terminated effective May 20, 2004.

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

See Note P. “Subsequent Events” for information on the Company’s new credit agreement.

We believe that our cash and cash equivalents on hand, cash generated from operations and collections of our accounts receivable, and the availability of the Line of Credit with JP Morgan Chase, will be sufficient to fund our operations for the foreseeable future.

Other Commitments and Contingencies

See Note. O “Acquisitions - Guideline” for information regarding the Two Year Deferred Consideration payable as a result of the acquisition of Guideline.

See Note. O “Acquisitions - Guideline” for information regarding the 571,237 shares of common stock issued to the former owners of Guideline, which may be put back to the Company.

See Note. P “Subsequent Events” for information regarding the Stock Purchase Agreements entered into with Atlantic Research & Consulting, Inc. and Signia Partners Incorporated, and for information regarding the new credit agreement.

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

The consideration for this acquisition consisted of the following:

•  Approximately $5,027,000 paid in cash (includes $431,000 of paid transaction costs during the year ended December 31, 2003, and $86,000 of paid transaction costs during the year ended December 31, 2004), net of cash acquired;

•  Of the amount paid in cash, a deferred consideration amount (the “One Year Deferred Consideration”) of $1 million was paid on May 24, 2004 as Guideline achieved adjusted EBITDA (as defined in the purchase agreement) for the twelve-month period following the acquisition (“One Year Adjusted EBITDA”) of at least $1.2 million. On the same date, an additional $50,000 of advanced earnout was paid by the Company to an executive of Guideline, pursuant to an agreement between this executive, the former owners of Guideline and the Company;

•  571,237 common shares valued at $760,000 (295,043 of the common shares were placed in escrow to secure the indemnification obligations of the sellers); and

•  Within thirty days after the date of determination following the second anniversary date of the acquisition, a potential deferred consideration amount (the “Two Year Deferred Consideration”) of $1.845 million contingent upon Guideline achieving adjusted EBITDA (as defined in the purchase agreement) for the 24-month period following the acquisition (“Two Year Adjusted EBITDA”) of $2.65 million plus 25% of the amount by which Two Year Adjusted EBITDA exceeds $2.65 million would be due. If Two Year Adjusted EBITDA is less than $2.65 million, but greater than $2.2 million, the Two Year Deferred Consideration would be between $0 and $1.845 million based on a specific formula set forth in the purchase agreement. Given the potential likelyhood that Guideline should achieve the prescribed level of EBITDA, as of March 31, 2005 the Company has accrued approximately $2.2 million, which represents the estimated Two Year Deferred Consideration earned as of that date.

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

This acquisition was financed at closing with the combination of the Company’s cash resources, the assumption of certain liabilities of Guideline and by the receipt of cash of $3,303,000 (net of financing costs of $197,000) in connection with the issuance to Petra Mezzanine Fund, L.P. of (a) a promissory note with a $3,000,000 face value; (b) 333,333 shares of convertible, redeemable, Series A preferred stock (“Preferred Stock”); and (c) a warrant to purchase 675,000 common shares.

The 333,333 shares of Preferred Stock were issued pursuant to a Series A Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”) dated April 1, 2003. These shares have been recorded at estimated fair value of $693,000 using the relative fair value method. The Preferred Stock is convertible into shares of the Company’s common stock one-for-one, subject to adjustment for certain dilutive issuances, splits and combinations. The Preferred Stock is also redeemable at the option of the holders of the Preferred Stock beginning April 1, 2009, at a redemption price of $1.50 per share, or $500,000 in the aggregate, plus all accrued but unpaid dividends. The holders of the Preferred Stock are entitled to receive cumulative dividends, prior and in preference to any declaration or payment of any dividend on the common stock of the Company, at the rate of 8% on the $500,000 redemption value, per annum, payable in cash or through the issuance of additional shares of Preferred Stock at the Company’s discretion. The holders of shares of Preferred Stock have the right to one vote for each share of common stock into which shares of the Preferred Stock could be converted into, and with respect to such vote, each holder of shares of Preferred Stock has full voting rights and powers equal to the voting rights and powers of the holders of the Company’s common stock. For the three months ended March 31, 2005, the Company recorded preferred dividends of $10,000 resulting in a redemption value for the Preferred Stock of $580,000 at March 31, 2005.

The Company finalized its valuation of the assets and liabilities acquired for the allocation of the purchase price of the Guideline transaction as of March 31, 2005, with the exception of the Two Year Deferred Consideration, which is contingent upon the financial performance of Guideline through April 1, 2005.

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

The Company finalized its valuation of the assets and liabilities acquired for its allocation of the purchase price of the Teltech transaction as of March 31, 2005.

The following table sets forth the components of the purchase price for both the Guideline and Teltech acquisitions:

	Guideline	Teltech	Total
Cash paid	$5,027,000	$3,520,000	$8,547,000
Accrued estimate of Two Year Deferred Consideration	2,233,000	--	2,233,000
Common stock issued to sellers	760,000	50,000	810,000
Total purchase consideration	$8,020,000	$3,570,000	$11,590,000

The following table provides the fair value of the acquired assets and assumed liabilities:

	Guideline	Teltech	Total
Current assets	$1,786,000	$1,235,000	$3,021,000
Property and equipment	89,000	287,000	376,000
Other assets	267,000	--	267,000
Liabilities assumed, current	(2,236,000)	(3,358,000)	(5,594,000)
Liabilities assumed, non-current	(67,000)	--	(67,000)
Fair value of net liabilities assumed	(161,000)	(1,836,000)	(1,997,000)
Goodwill	7,612,000	4,755,000	12,367,000
Amortizable intangible assets	421,000	527,000	948,000
Indefinite-lived intangible assets	148,000	124,000	272,000
Total purchase consideration	$8,020,000	$3,570,000	$11,590,000

Amortizable intangible assets, which generally include customer lists, are amortized over a period of 7 years. Amortization of intangible assets was $34,000 for the three-month period ended March 31, 2005 and 2004.

Goodwill related to our Guideline and Teltech businesses is evaluated for impairment annually on July 1st.

Inflation

The Company has in the past been able to increase the price of its products and services sufficiently to offset the effects of inflation on direct costs, and anticipates that it will be able to do so in the future.

Forward Looking Information: Certain Cautionary Statements

In this report, and from time to time, we may make or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and services, and similar matters. Such statements are necessarily estimates reflecting management's best judgment based on current information. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are usually identified by the use of words or phrases such as “believes,” “anticipates,” “expects,” “estimates,” “planned,” “outlook,” and “goal.” Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. In order to comply with the terms of the safe harbor, we note that a variety of risks and uncertainties could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in forward-looking statements. While it is impossible to identify all such factors, the risks and uncertainties that may affect the operations, performance and results of our business include the risks and uncertainties set forth in the section headed “Factors That Could Affect Our Future Results” of Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Subsequent Events

New Credit Agreement

On March 31, 2005, the Company entered into a new senior secured credit facility pursuant to the Credit Agreement, dated as of March 31, 2005 (the “Credit Agreement”), between the Company and Fleet National Bank, a Bank of America company (the “Lender”). Funds under this facility were available to the Company as of April 1, 2005.

The Credit Agreement establishes a commitment to the Company to provide up to $9,000,000 in the aggregate of loans and other financial accommodations consisting of a senior secured term loan facility in an aggregate principal amount of $4,500,000 (the “Term Facility”) and a senior secured revolving credit facility in an aggregate principal amount of up to $4,500,000 (the “Revolving Facility” and, together with the Term Facility, the “Senior Secured Facilities”). The Revolving Facility includes a sublimit of up to an aggregate amount of $500,000 in letters of credit.

On April 1, 2005, the full amount of the Term Facility was drawn in a single drawing and applied, among other things, to consummate the acquisition of Atlantic Research & Consulting, Inc., consummate the acquisition of Signia Partners Incorporated, and pay transaction-related costs and expenses.

The aggregate principal amount of the Term Facility is payable in twenty (20) consecutive quarterly principal installments, the first nineteen (19) of which are each in the amount of $225,000 and payable on the first day of each January, April, July and October, commencing July 1, 2005 through and including April 1, 2010, and the final and twentieth (20th) such principal installment is payable on April 1, 2010 and is in an amount equal to the entire then remaining outstanding principal balance, together with all accrued and unpaid interest.

Loans under the Revolving Facility will be made available after April 1, 2005 and until the earlier of (i) April 1, 2008; and (ii) the date of termination of the commitment of the Lender to make revolving credit loans and of the obligation of the Lender to make letter of credit extensions.

Loans under the Senior Secured Facilities will bear interest, at the option of the Borrower, at one of the following rates:

•	the Applicable Rates of .75% and 1.00% related to the Revolving Credit Facility and the Term Facility, respectively, plus the Base Rate, each as defined in the Credit Agreement, or

•	the Applicable Rates of 2.75% and 3.00% related to the Revolving Credit Facility and the Term Facility, respectively, plus LIBOR, as defined in the Credit Agreement.

The foregoing Applicable Rates are subject to reduction of .25% in the event that the Company meets certain Reduction Event criteria, as defined in the Credit Agreement.

The Credit Agreement contains certain normal and customary restrictions on the conduct of the Company’s and its subsidiaries’ businesses, including, among other things, restrictions, generally, on:

•	creating or suffering liens on the Company’s and its subsidiaries’ assets, with permitted exceptions;

•	making investments, with permitted exceptions;

•	incurring debt, with permitted exceptions;

•	paying dividends, with permitted exceptions;

•	transactions with affiliates; and

•	changing the nature of the Company’s business.

The Credit Agreement also requires the Company to maintain certain financial covenants, as set forth in the Credit Agreement.

Acquisition of Atlantic Research & Consulting, Inc.

On April 1, 2005, the Company acquired all of the capital stock of Atlantic Research & Consulting, Inc. upon the terms and subject to the conditions contained in the Stock Purchase Agreement (the “Atlantic Purchase Agreement”) between the Company and Peter Hooper (“Hooper”), as the sole stockholder of Atlantic. The consideration for this acquisition consisted of $3,600,000 in cash paid at closing, 312,598 shares of common stock, and an aggregate of up to $2,250,000 in deferred consideration payable in cash over three years, which deferred payments are contingent upon Atlantic achieving certain prescribed amounts of EBITDA (as defined in the Atlantic Purchase Agreement). If EBITDA for the three-year period beginning on May 1, 2005 exceeds $3,300,000, Hooper will also receive additional deferred consideration equal to the amount of such excess multiplied by 0.50.

Atlantic, headquartered in Boston, Massachusetts, provides quantitative and qualitative custom market research, focusing on financial services, management consulting, health care, and public sectors.

Simultaneously with the Company’s acquisition of Atlantic, Atlantic entered into new employment agreements with Hooper and two other senior executives of Atlantic.

The Company’s acquisition of Atlantic was financed at the closing with the combination of (i) funds borrowed upon the closing of a senior secured credit facility with Fleet National Bank (see description of “New Credit Agreement” above), and (ii) cash on hand.

Acquisition of Signia Partners Incorporated

On April 1, 2005, the Company agreed to acquire all of the capital stock of Signia Partners Incorporated upon the terms and subject to the conditions contained in the Stock Purchase Agreement (the “Signia Purchase Agreement”) between the Company and Charles Douglas House (“House”), as the sole stockholder of Signia. The consideration for this acquisition consisted of approximately $3,400,000 in cash paid at closing (after taking into account certain closing adjustments), 187,559 shares of common stock, and an aggregate of up to $1,400,000 in deferred consideration payable in cash over three years, which deferred payments are contingent upon Signia achieving certain prescribed amounts of Adjusted EBITDA (as defined in the Signia Purchase Agreement). If aggregate Adjusted EBITDA for the three-year period beginning on February 1, 2005 exceeds $2,550,000, House will also receive additional deferred consideration equal to the amount of such excess multiplied by 0.25.

Signia, headquartered just outside of Washington, D.C., is a provider of in-depth business research and fact-based decision support, focusing on the financial services, health care and consumer sectors.

Simultaneously with the Company’s acquisition of Signia, Signia entered into new employment agreements with House and two other senior executives of Signia.

The Company’s acquisition of Signia was financed at the closing with the combination of (i) funds borrowed upon the closing of a senior secured credit facility with Fleet National Bank (see description of “New Credit Agreement” above), and (ii) cash on hand.

ITEM 3.
Quantitative and Qualitative Disclosures about Market Risk

The Company maintains the Line of Credit and any future borrowings thereunder, would increase our exposure to market risk. Our objective in maintaining the Line of Credit is the ability to obtain funding that provides flexibility regarding early repayment without penalties, and that has a lower overall cost as compared with fixed-rate borrowings. Management does not believe that the risk inherent in the variable-rate nature of the Line of Credit, were the Company to borrow thereunder, would have a material adverse effect on our consolidated financial statements. However, no assurance can be given that such a risk will not have a material adverse effect on our financial statements in the future.

There has been no material change in our assessment of our sensitivity to market risk as of March 31, 2005, as compared to the information included in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, of our Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 18, 2005.

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

PART II.
OTHER INFORMATION

ITEM 6.
Exhibits

Exhibit	Description

2.1	Stock Purchase Agreement, dated as of March 14, 2005, by and between Find/SVP, INC. and Peter Hooper. (incorporated by reference to the Company’s Form 8-K filed on March 15, 2005)

2.2	Stock Purchase Agreement, dated as of March 14, 2005, by and among Find/SVP, Inc. and Charles Douglas House. (incorporated by reference to the Company’s Form 8-K filed on March 15, 2005)

10.1	First Amendment to Employment Agreement, dated January 1, 2005, by and between Find/SVP, Inc. and David Walke. (incorporated by reference to the Company’s Form 8-K filed on January 6, 2005)

10.2	Restricted Stock Award Agreement, dated January 1, 2005, by and between Find/SVP, Inc. and David Walke. (incorporated by reference to the Company’s Form 8-K filed on January 6, 2005)

10.3	First Amendment to Employment Agreement, dated January 1, 2005, by and between Find/SVP, Inc. and Peter Stone. (incorporated by reference to the Company’s Form 8-K filed on January 6, 2005)

10.4	Restricted Stock Award Agreement, dated January 1, 2005, by and between Find/SVP, Inc. and Peter Stone. (incorporated by reference to the Company’s Form 8-K filed on January 6, 2005)

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18. U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Act of 1934 and 18. U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIND/SVP, Inc. (REGISTRANT)

Date: May 13, 2005	By:	/s/ David Walke
David Walke
Chief Executive Officer

Date: May 13, 2005	By:	/s/ Peter Stone
Peter Stone
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Number	Exhibit

2.1	Stock Purchase Agreement, dated as of March 14, 2005, by and between Find/SVP, INC. and Peter Hooper. (incorporated by reference to the Company’s Form 8-K filed on March 15, 2005)

2.2	Stock Purchase Agreement, dated as of March 14, 2005, by and among Find/SVP, Inc. and Charles Douglas House. (incorporated by reference to the Company’s Form 8-K filed on March 15, 2005)

10.1	First Amendment to Employment Agreement, dated January 1, 2005, by and between Find/SVP, Inc. and David Walke. (incorporated by reference to the Company’s Form 8-K filed on January 6, 2005)

10.2	Restricted Stock Award Agreement, dated January 1, 2005, by and between Find/SVP, Inc. and David Walke. (incorporated by reference to the Company’s Form 8-K filed on January 6, 2005)

10.3	First Amendment to Employment Agreement, dated January 1, 2005, by and between Find/SVP, Inc. and Peter Stone. (incorporated by reference to the Company’s Form 8-K filed on January 6, 2005)

10.4	Restricted Stock Award Agreement, dated January 1, 2005, by and between Find/SVP, Inc. and Peter Stone. (incorporated by reference to the Company’s Form 8-K filed on January 6, 2005)

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18. U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Act of 1934 and 18. U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.