Form 10-Q
period 2005-06-30
FIND SVP INC
filed 2005-08-12
CIK 801338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

OR

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
YES ☐        NO ☒

Number of shares of Common Stock, $.0001 par value per share, outstanding at August 8, 2005: 20,296,273

FIND/SVP, Inc. and Subsidiaries
Index

Page
PART I. Financial Information

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets	3
June 30, 2005 (unaudited) and December 31, 2004

Condensed Consolidated Statements of Operations	4
Six Months Ended June 30, 2005 and 2004 (as restated) (unaudited)

Condensed Consolidated Statements of Operations	5
Three Months Ended June 30, 2005 and 2004 (as restated) (unaudited)

Condensed Consolidated Statements of Cash Flows	6
Six Months Ended June 30, 2005 and 2004 (as restated) (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	35

ITEM 4. Controls and Procedures	35

PART II. Other Information

ITEM 3. Defaults Upon Senior Securities	36

ITEM 4. Submission of Matters to a vote of Security Holders	36

ITEM 6. Exhibits	36

Signatures	38

Index to Exhibits	39

PART I.
FINANCIAL INFORMATION

ITEM 1. Financial Statements.
FIND/SVP, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2005	December 31,
	(unaudited)	2004
Assets
Current assets:
Cash and cash equivalents	$2,237	$4,519
Accounts receivable, net	8,518	6,215
Deferred tax assets	634	696
Prepaid expenses and other current assets	1,438	1,240
Total current assets	12,827	12,670

Equipment, software development and leasehold improvements, at cost, less accumulated depreciation and amortization of $11,336 at June 30, 2005 and $10,865 at December 31, 2004	2,388	2,336
Goodwill, net	18,139	12,214
Intangibles, net	2,697	1,002
Deferred tax assets	783	783
Deferred rent	246	335
Cash surrender value of life insurance	127	127
Non-marketable equity securities	23	23
Other assets	1,054	532
	$38,284	$30,022
Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$1,842	$1,267
Accrued expenses and other	5,524	5,099
Unearned retainer income	4,992	3,472
Current maturities of notes payable	924	—
Total current liabilities	13,282	9,838

Notes payable	3,600	—
Deferred compensation and other liabilities	799	404
Total liabilities	17,681	10,242

Redeemable convertible preferred stock, $.0001 par value. Authorized 2,000,000 shares; issued and outstanding 333,333 shares at June 30, 2005 and December 31, 2004, and accrued dividends	590	570

Redeemable common stock, $.0001 par value. Issued and outstanding 571,237 shares at December 31, 2004	—	1,090
Commitments and contingencies (Note L)
Shareholders’ equity:

Common stock, $.0001 par value. Authorized 100,000,000 shares; issued and outstanding 20,293,483 shares at June 30, 2005 and 18,828,416 shares at December 31, 2004	3	2
Capital in excess of par value	28,336	25,850
Deferred stock-based compensation	(342)	(214)
Loan receivable for stock purchase	—	(50)
Accumulated deficit	(7,984)	(7,468)
Total shareholders’ equity	20,013	18,120
	$38,284	$30,022

See accompanying notes to condensed consolidated financial statements.

FIND/SVP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
Six months ended June 30,
(in thousands, except share and per share data)

	2005	2004
		(As restated for the adoption of SFAS No. 123 See Note A)
Revenues	$20,115	$19,317

Operating expenses:
Direct costs	11,912	11,449
Selling, general and administrative expenses	8,472	8,374
Total operating expenses	20,384	19,823

Operating loss	(269)	(506)

Other income	25	2
Gain on sale of investment	—	92
Impairment of investment	—	(96)
Equity loss on investment	(89)	—
Interest expense	(115)	(1,602)
Loss before (provision) benefit for income taxes	(448)	(2,110)
(Provision) benefit for income taxes	(68)	570
Net loss	(516)	(1,540)
Less: Preferred dividends	(20)	(20)
Less: Accretion on redeemable common shares	—	(113)
Loss attributable to common shareholders	$(536)	$(1,673)

Earnings per common share:
Basic and Diluted	$(0.03)	$(0.11)

Weighted average number of common shares:
Basic and Diluted	19,787,331	15,004,459

See accompanying notes to condensed consolidated financial statements.

FIND/SVP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
Three months ended June 30,
(in thousands, except share and per share data)

	2005	2004
		(As restated for the adoption of SFAS No. 123 See Note A)

Revenues	$11,329	$9,711

Operating expenses:
Direct costs	6,638	5,994
Selling, general and administrative expenses	5,173	4,462
Total operating expenses	11,811	10,456

Operating loss	(482)	(745)

Other income	11	2
Gain on sale of investment	—	92
Impairment of investment	—	(1)
Equity loss on investment	(42)	—
Interest expense	(111)	(1,376)

Loss before benefit for income taxes	(624)	(2,028)
Benefit for income taxes	57	566
Net loss	(567)	(1,462)
Less: Preferred dividends	(10)	(10)
Loss attributable to common shareholders	$(577)	$(1,472)

Earnings per common share:
Basic and Diluted	$(0.03)	$(0.09)

Weighted average number of common shares:
Basic and Diluted	20,168,505	16,762,013

See accompanying notes to condensed consolidated financial statements.

FIND/SVP, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
Six months ended June 30
(in thousands)

	2005	2004
		(As restated for the adoption of SFAS No. 123 See Note A)
Cash flows from operating activities:
Net loss	$(516)	$(1,540)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	617	506
Allowance for doubtful accounts	54	107
Unearned retainer income	1,113	(767)
Deferred income taxes	62	(593)
Stock-based compensation	342	244
Deferred compensation	(22)	(15)
Non-cash interest	40	1,356
Impairment of investment	—	96
Gain on sale of assets	—	(92)
Equity loss on investment	89	—

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(872)	1,385
Increase in prepaid expenses and other current assets	(92)	(170)
Decrease (increase) in rental asset	89	(23)
Decrease in cash surrender value of life insurance	—	87
Increase in other assets	(678)	(96)
Increase in other liabilities	69	—
Increase (decrease) in accounts payable and accrued expenses	319	(1,022)

Net cash provided by (used in) operating activities	614	(537)
Cash flows from investing activities:
Capital expenditures	(240)	(220)
Sale of non-marketable securities	—	67
Purchase of Atlantic	(3,664)	—
Purchase of Signia	(3,624)	—
Purchase of Guideline	—	(1,127)
Purchase of Teltech	—	(441)

Net cash used in investing activities	(7,528)	(1,721)
Cash flows from financing activities:
Principal borrowings under notes payable, net of closing costs	4,500	200
Principal payments under notes payable	—	(5,576)
Proceeds from issuance of common stock	(22)	12,363
Proceeds from exercise of stock options and warrants	146	40
Proceeds from satisfaction of employee loan	50	—
Payments under capital leases	(42)	(7)

Net cash provided by financing activities	4,632	7,020
Net (decrease) increase in cash and cash equivalents	(2,282)	4,762

Cash and cash equivalents at beginning of period	4,519	821
Cash and cash equivalents at end of period	$2,237	$5,583

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$4	$221
Taxes paid	$61	$22

See accompanying notes to condensed consolidated financial statements.

FIND/SVP, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

A. Management's Statement

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position at June 30, 2005, the results of operations for the six and three month periods ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004. All such adjustments are of a normal and recurring nature. Operating results for the six and three-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

References in this report to “Company”, “we,”“us,” or “our” refer to FIND/SVP, Inc. and its subsidiaries.

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

In 2004, the Company adopted the fair value method of accounting for stock based compensation prescribed by SFAS No. 123, as amended by SFAS No. 148, under the modified prospective method. The adoption of SFAS No. 123 was effective January 1, 2004 and was reflected in the Company’s annual consolidated financial statements for the year ended December 31, 2004. Accordingly, the June 30, 2004 interim condensed consolidated financial statements presented herein have been restated to reflect the adoption of SFAS No. 123.

The following is a summary of the effects of the adoption on the Company’s previously reported consolidated financial statements as of and for the six and three months ended June 30, 2004.

	As Previously Reported	As Restated for the Adoption of SFAS No. 123
For the six months ended:
Direct costs	$11,551	$11,449
Selling, general and administrative expenses	8,985	8,374
Operating loss	(1,219)	(506)
Loss before benefit for income taxes	(2,823)	(2,110)
Net loss	(2,253)	(1,540)
Net loss attributable to common shareholders	(2,386)	(1,673)
Net loss per common share - basic and diluted	(0.16)	(0.11)

	As Previously Reported	As Restated for the Adoption of SFAS No. 123
For the three months ended:
Direct costs	$5,876	$5,994
Selling, general and administrative expenses	4,507	4,462
Operating loss	(672)	(745)
Loss before benefit for income taxes	(1,955)	(2,028)
Net loss	(1,389)	(1,462)
Net loss attributable to common shareholders	(1,399)	(1,472)
Net loss per common share - basic and diluted	(0.08)	(0.09)

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

Warrants to purchase 4,975,515 shares of common stock at prices ranging from $0.01 to $3.00 per share, were outstanding during the six and three months ended June 30, 2005, and options, restricted stock and redeemable convertible preferred shares, including accrued preferred dividends, to purchase 3,130,325 shares of common stock at prices ranging from $0.01 to $3.6875 per share, were outstanding during the six and three months ended June 30, 2005, respectively, but were not included in the computation of diluted EPS because the Company had a net loss attributable to common shareholders for the six and three months ended June 30, 2005.

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

D. Goodwill and Intangibles

Goodwill:

The changes in the carrying amount of goodwill for the six months ended June 30, 2005 are as follows:

	QCS	Strategic Intelligence	Market Research	Teltech
	Segment	Segment	Segment	Segment	Total
Balance as of January 1, 2005	$—	$50,000	$7,409,000	$4,755,000	$12,214,000
Contingent consideration accrued related to acquisition of Guideline	—	—	129,000	—	129,000
Goodwill related to acquisition of Atlantic	—	—	2,679,000	—	2,679,000
Goodwill related to acquisition of Signia	—	3,117,000	—	—	3,117,000

Balance as of June 30, 2005	$—	$3,167,000	$10,217,000	$4,755,000	$18,139,000

Goodwill is evaluated for impairment annually on July 1st.

Intangibles:

The table below represents the gross carrying amount, accumulated amortization, and amortization expense related to the Company’s intangible assets:

	Gross
	Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets as of December 31, 2004
Customer relationships	$948,000	$(218,000)

Unamortized intangible assets as of December 31, 2004
Trade names	$272,000

Amortized intangible assets as of June 30, 2005
Customer relationships and non-compete agreements	$2,172,000	$(340,000)

Unamortized intangible assets as of June 30, 2005
Trade names	$865,000

Aggregate Amortization Expense:
For the six months ended June 30, 2005	$122,000
For the six months ended June 30, 2004	$68,000
For the three months ended June 30, 2005	$88,000
For the three months ended June 30, 2004	$34,000

E. Other Assets

On September 29, 2004, the Company, Empire Media, LLC (“Empire”), and TripleHop Technologies, Inc. (“TripleHop”) (the Company, Empire, and TripleHop are hereinafter referred to individually as a "Member" and collectively as "Members"), entered into an Operating Agreement (the “Agreement”) in order to formally establish the Find.com joint venture. Find.com has been organized as a Delaware limited liability company, with the Company and Empire initially owning 47.5% each, and TripleHop owning the balance. In exchange for its 47.5% voting interest, the Company initially contributed $50,000 cash in March 2004 and entered into a license agreement with Find.com related to Find.com’s use of the “find.com” URL. In exchange for its 47.5% voting interest, Empire contributed $100,000 cash and will enter into a license agreement with Find.com related to Find.com’s rights to public Empire produced content. In exchange for its 5.0% non-voting interest, TripleHop entered into a license agreement with Find.com related to Find.com’s use of the underlying software which serves as the core search functionality powering the “find.com” website.

Subsequent to its initial investment, the Company contributed an additional $166,000. Effective April 1, 2005, the Company owned 49.1% of Find.com. The remaining 50.9% is owned by Empire (21.3%), TripleHop (2.8%) and various other investors (26.8%). During the six months ended June 30, 2005, the Company recorded its share of Find.com’s loss, representing a loss on investment of $89,000. Since the initial investment, the Company has recorded a cumulative loss on investment of $183,000, representing its share of Find.com’s cumulative loss. As of June 30, 2005, the Company’s investment in Find.com is $33,000. The Company accounts for its investment in Find.com under the equity method of accounting for investments.

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

As of June 30, 2005, $4,500,000 remains outstanding under the Term Facility, and the full balance of $4,500,000 is available to be borrowed under the Revolving Facility. Accrued but unpaid interest related to the Term Facility was approximately $70,000 as of June 30, 2005. The Term Facility bears interest at LIBOR plus 3%, which was 6.12% at June 30, 2005 based on a 3-month LIBOR contract. As of June 30, 2005, the Company has recorded approximately $38,000 in amortization of deferred financing fees related to the Credit Facility, which is included in interest expense.

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

Loans under the Senior Secured Facilities will bear interest, at the option of the Borrower, at one of the following rates:

•the Applicable Rates of .75% and 1.00% related to the Revolving Credit Facility and the Term Facility, respectively, plus the Base Rate, each as defined in the Credit Agreement, or

•the Applicable Rates of 2.75% and 3.00% related to the Revolving Credit Facility and the Term Facility, respectively, plus LIBOR, as defined in the Credit Agreement.

The foregoing Applicable Rates are subject to reduction of .25% in the event that the Company meets certain Reduction Event criteria, as defined in the Credit Agreement.

The Credit Agreement contains certain normal and customary restrictions on the conduct of the Company’s and its subsidiaries’ businesses.

The Credit Agreement also requires the Company to maintain certain financial covenants, as set forth in the Credit Agreement.

On August 11, 2005, the Company entered into a amendment and waiver (“Amendment and Waiver”) to the Credit Agreement. The Amendment and Waiver added certain financial covenants which will only be in effect for the fiscal quarter ended September 30, 2005. Furthermore, the Consolidated EBITDA, Funded Debt to Consolidated EBITDA and Minimum Profitability covenants were waived.

During May 2004, the Company repaid the $1,100,000 outstanding balance on a term note with JP Morgan Chase Bank (the “Term Note”), of which $400,000 was previously classified as current. The Term Note bore interest at prime plus 1.25%. During the first quarter of 2004, the Company also paid its then scheduled principal payment of $100,000. Interest expense related to the Term Note amounted to $24,000 and $8,000 for the six and three months ended June 30, 2004, respectively. The Term Note was terminated effective March 31, 2005.

The Company maintained a $1,000,000 line of credit with JP Morgan Chase Bank (the “Line of Credit”). The Line of Credit bears interest at prime plus 0.50% (6.25% at March 31, 2005). During May 2004, the Company repaid the $876,000 outstanding balance. Interest expense related to the Line of Credit amounted to $13,000 and $5,000 for the six and three months ended June 30, 2004, respectively. The Line of Credit contained certain restrictions on the conduct of the Company’s business, including, among other things, restrictions on incurring debt, and creating or suffering liens. The Line of Credit was terminated effective March 31, 2005.

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

On April 1, 2003, the Company issued a Promissory Note (the “Note”) with a face value of $3,000,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Guideline. The Note was recorded at its initial relative fair value of $1,868,000. The difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities of the Note, and the resulting effective interest rate is approximately 25%. During May 2004, the Company repaid the outstanding principal balance of $3,000,000. Related interest expense was $1,112,000 and $953,000 for the six and three months ended June 30, 2004, respectively, of which $955,000 and $897,000 related to the non-cash accretion of the carrying value of the Note to the stated value of the Note for the six and three months ended June 30, 2004, respectively. The Note was terminated effective May 20, 2004.

On July 1, 2003, the Company issued a Second Promissory Note (the “Second Note”) with a face value of $500,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Teltech, a former business unit of Sopheon Corporation (“Teltech”). The Second Note was recorded at its initial relative fair value of $320,000. The difference between the initial relative fair value and the stated value will be accreted as additional interest expense over the maturities of the Second Note, and the resulting effective interest rate is approximately 25%. During May 2004, the Company repaid the outstanding principal balance of $500,000. Related interest expense was $202,000 and $175,000 for the six and three months ended June 30, 2004, respectively, of which $175,000 and $165,000 related to the non-cash accretion of the carrying value of the Second Note to the stated value of the Second Note for the six and three months ended June 30, 2004, respectively. The Second Note was terminated effective May 20, 2004.

As a result of the repayment of outstanding debt during May 2004, the Company recorded additional non-cash interest expense of $223,000 during the six and three months ended June 30, 2004 to fully amortize the balance of any remaining unamortized deferred financing fees associated with the Term Note, the Note and the Second Note.

G. Income Taxes

The $68,000 income tax provision for the six months ended June 30, 2005 and the $570,000 income tax benefit for the six months ended June 30, 2004, represent 15% and 27%, respectively, of the loss before provision/(benefit) for income taxes. The difference between these rates and the statutory rate primarily relates to expenses that are not deductible for income tax purposes.

The $57,000 income tax provision for the three months ended June 30, 2005 and the $566,000 income tax benefit for the three months ended June 30, 2004, represent 9% and 28%, respectively, of the loss before provision/(benefit) for income taxes. The difference between these rates and the statutory rate primarily relates to expenses that are not deductible for income tax purposes.

Of the net deferred tax asset, $634,000 and $696,000 is classified as current as of June 30, 2005 and December 31, 2004, respectively.

H. Shareholders’ Equity

Private Placement

On May 10, 2004 (the “Closing Date”), the Company raised $13,500,000 through a private placement of (i) 6,000,000 shares of the Company’s Common Stock, and (ii) warrants to purchase an aggregate of 3,000,000 shares of Common Stock. The Company sold these shares and warrants through 6,000,000 units at $2.25 per unit, with each unit consisting of one share of Common Stock and one warrant to purchase one-half of one share of Common Stock at an exercise price of $3.00 per full share. The warrants are exercisable at any time before May 10, 2009. The net proceeds of the sale of the Common Stock and the warrants were partially used by the Company to pay off its debt of approximately $5.6 million, and is also intended to be used for working capital and general corporate purposes, including the financing of potential acquisitions. Transaction costs related to the private placement were approximately $1,345,000, which were recorded in capital in excess of par value as a partial offset against gross proceeds received from the private placement. The fair value of the warrants as of the Closing Date of approximately $3,231,000 was determined using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate range of 3.95%, volatility of 46% and an expected life of 5 years.

Stock Options

During the six-month period ended June 30, 2005, 169,750 options to purchase shares of common stock were granted under the Company’s Stock Option Plans, with exercise prices ranging from $1.40 to $1.48, which represents the fair market value of such shares on the dates of grant. During the six-month period ended June 30, 2004, options to purchase 451,000 shares of common stock were granted under the Company’s Stock Option Plans, with exercise prices ranging from $1.48 to $2.60, which represents the fair market value of such shares on the dates of grant. Stock based compensation expense was $271,000 and $219,000 for the six months ended June 30, 2005 and 2004, respectively, and $168,000 and $135,000 for the three months ended June 30, 2005 and 2004, respectively.

During the six-month periods ended June 30, 2005 and 2004, 146,563 and 121,989 options, respectively, were cancelled or terminated under the Company’s Stock Option Plans, at prices ranging from $0.50 to $3.69 and $0.50 to $3.6875, respectively.

Stock options were granted in November 2001 for future services to be rendered to the Company by the Chief Executive Officer (“CEO”), the Chairman and a consultant. In 2003, the Board approved the acceleration of the vesting of 105,000 and 117,000 options granted to the Chairman and CEO, respectively, which the CEO and Chairman then exercised for cash. Compensation expense related to these grants was $0 and $25,000 for the six-month periods ended June 30, 2005 and 2004, respectively and $0 and $13,000 for the three-month periods ended June 30, 2005 and 2004, respectively.

Restricted Stock

On January 1, 2005, 100,000 shares of restricted stock were granted to the Company’s Chief Executive Officer. Deferred compensation expense related to these shares was calculated at fair value on the date of grant, and is being amortized over a vesting period of three years. Compensation expense related to these shares was $27,000 and $14,000 for the six and three months ended June 30, 2005, respectively. Deferred compensation expense was $133,000 at June 30, 2005 and is included in Shareholders’ Equity on the accompanying Consolidated Balance Sheet.

On January 1, 2005, 25,000 shares of restricted stock were granted to the Company’s Chief Financial Officer. Deferred compensation expense related to these shares was calculated at fair value on the date of grant, and is being amortized over a vesting period of three years. Compensation expense related to these shares was $7,000 and $4,000 for the six and three months ended June 30, 2005, respectively. Deferred compensation expense was $33,000 at June 30, 2005 and is included in Shareholders’ Equity on the accompanying Consolidated Balance Sheet.

During 2004, 100,000 shares of restricted stock were granted to the Company’s Chief Operating Officer. Deferred compensation expense related to these shares was calculated at fair value on the date of grant, and is being amortized over the vesting period of four years. Compensation expense related to these shares was $38,000 and $19,000 for the six and three months ended June 30, 2005, respectively. Deferred compensation expense was $176,000 at June 30, 2005 and is included in Shareholders’ Equity on the accompanying Consolidated Balance Sheet.

Redeemable Convertible Preferred Stock

The Company has authorized preferred stock consisting of 2,000,000 shares at $.0001 par value. At June 30, 2005, there were 333,333 shares of redeemable convertible preferred stock outstanding. See Note N “Acquisitions” for a further explanation of redeemable convertible preferred stock issued during 2003 in connection with the Guideline acquisition.

Loan Receivable for Stock Purchase

In 2002, the Company made a $50,000 loan to a then employee for the purchase of shares of the Company’s stock in conjunction with a private equity offering. The loan was interest-free, and was repaid by the former employee on its due date of April 15, 2005.

I. Segment Reporting

The Company manages its research and business advisory services in the following four business segments: Quick Consulting (“QCS”), Strategic Intelligence, Market Research and Teltech. Upon the Company’s acquisition of Signia on April 1, 2005, the operations and financial results of Signia were integrated into the business segment previously known as the Strategic Research and Consulting Group (“SCRG”), and this segment was renamed Strategic Intelligence. Upon the Company’s acquisition of Atlantic on April 1, 2005, the operations and financial results of Atlantic were integrated into the business segment previously known as Quantitative Market Research, and this segment was renamed Market Research. References to “Corporate” and “Other” in our financial statements refer to the portion of assets and activities that are not allocated to a segment.

(in thousands)	Six Months Ended June 30,
	2005	2004(2) (3)	$ Change	% Change
Revenues
QCS	$7,900	$8,635	$(735)	(8.51)%
Strategic Intelligence	1,921	883	1,038	117.55%
Market Research	6,086	5,669	417	7.37%
Teltech	4,208	4,130	78	1.89%
Revenues	$20,115	$19,317	$798	4.13%

Operating income (loss)
QCS	$374	$595	$(221)	(37.14)%
Strategic Intelligence	420	25	395	1,580.00%
Market Research	383	709	(326)	(45.98)%
Teltech	364	404	(40)	(9.9)%
Total segment operating income	1,541	1,733	(192)	(11.07)%
Corporate & other (1)	(1,810)	(2,239)	429	19.16%
Operating loss	$(269)	$(506)	$237	46.84%

Income (loss) Before Income Taxes
QCS	$374	$595	$(221)	(37.14)%
Strategic Intelligence	422	25	397	1,588.00%
Market Research	382	572	(190)	(33.22)%
Teltech	363	266	97	(36.47)%
Total segment income before income taxes	1,541	1,458	83	5.69%
Corporate & other (1)	(1,989)	(3,568)	1,579	44.25%
Loss before income taxes	$(448)	$(2,110)	$1,662	78.77%

(1) Represents the effect of direct costs and selling, general, and administrative expenses not attributable to a single segment.

(2) On April 21, 2004, the Company sold its Information Advisor newsletter business, which was part of the Company’s QCS segment, to Information Today. This business represented a de minimis portion of the Company’s overall business. The sale proceeds to the Company consisted of $52,500 in cash, $15,000 of free advertising, and the buyer’s assumption of an unearned income liability, less modest transaction expenses. The Company recorded a gain on sale of assets of $92,000.

(3) As restated for the adoption of SFAS No. 123. See Note A.

(in thousands)	Three Months Ended June 30,
	2005	2004(2) (3)	$ Change	% Change
Revenues
QCS	$3,950	$4,262	$(312)	(7.32)%
Strategic Intelligence	1,518	476	1,042	218.91%
Market Research	3,704	2,956	748	25.30%
Teltech	2,157	2,017	140	6.94%
Revenues	$11,329	$9,711	$1,618	16.66%

Operating income (loss)
QCS	$229	$128	$101	78.91%
Strategic Intelligence	337	110	227	206.36%
Market Research	225	399	(174)	(43.61)%
Teltech	203	133	70	52.63%
Total segment operating income	994	770	224	29.09%
Corporate & other (1)	(1,476)	(1,515)	39	2.57%
Operating loss	$(482)	$(745)	$263	35.30%

Income (loss) Before Income Taxes
QCS	$229	$128	$101	78.91%
Strategic Intelligence	339	110	229	208.18%
Market Research	224	355	(131)	(36.90)%
Teltech	203	89	114	128.09%
Total segment income before income taxes	995	682	313	45.89%
Corporate & other (1)	(1,619)	(2,710)	1,091	40.26%
Loss before income taxes	$(624)	$(2,028)	$1,404	69.23%

(1) Represents the effect of direct costs and selling, general, and administrative expenses not attributable to a single segment.

(2) On April 21, 2004, the Company sold its Information Advisor newsletter business, which was part of the Company’s QCS segment, to Information Today. This business represented a de minimis portion of the Company’s overall business. The sale proceeds to the Company consisted of $52,500 in cash, $15,000 of free advertising, and the buyer’s assumption of an unearned income liability, less modest transaction expenses. The Company recorded a gain on sale of assets of $92,000.

(3) As restated for the adoption of SFAS No. 123. See Note A.

J. Commitments and Contingencies

The following table includes aggregate information about our contractual obligations as of June 30, 2005 and the periods in which payments are due.

	As of June 30, 2005
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Notes payable	$4,500,000	$900,000	$1,800,000	$1,800,000	$—
Long term operating lease commitments	10,745,000	1,630,000	2,971,000	2,764,000	3,380,000
Long term capital lease commitments	207,000	113,000	94,000	—	—
Deferred compensation and other	240,000	47,000	44,000	27,000	122,000
	$15,692,000	$2,690,000	$4,909,000	$4,591,000	$3,502,000

Within thirty days after the date of determination following the second anniversary date of the acquisition of Guideline, a potential deferred consideration amount (the “Two Year Deferred Consideration”) of $1.845 million contingent upon Guideline achieving adjusted EBITDA (as defined in the purchase agreement) for the 24-month period following the acquisition (“Two Year Adjusted EBITDA”) of $2.65 million plus 25% of the amount by which Two Year Adjusted EBITDA exceeds $2.65 million would be due. If Two Year Adjusted EBITDA is less than $2.65 million, but greater than $2.2 million, the Two Year Deferred Consideration would be between $0 and $1.845 million based on a specific formula set forth in the purchase agreement. Given that Guideline achieved agreed upon levels of EBITDA, as of June 30, 2005 the Company has accrued approximately $2.2 million, which represents the Two Year Deferred Consideration earned as of and paid subsequent to that date.

See Note N. “Acquisitions” for information regarding contingent payments related to the acquisitions of Atlantic and Signia.

K. Accrued Expenses

As of December 31, 2004, a balance of $478,000 remained accrued for charges under a severance plan approved by the Board of Directors. Payments totaling $398,000 were made to 9 individuals during the six months ended June 30, 2005. The remaining balance of $80,000 will be paid through July 2010.

During 2005, the Company accrued an additional charge of $671,000 under a severance plan approved by the Board of Directors. Payments totaling $71,000 were made to 8 individuals during the six months ended June 30, 2005. Of the remaining balance of $600,000, $531,000 will be paid through March 2006, and $69,000, which has been classified as a long-term liability, will be paid through July 2015.

During 2004, the Company formally abandoned its lease for one of its three New York City locations. This lease had been substantially unutilized by the Company during 2004. As a result, the Company recorded a charge to earnings of $530,000 during the second quarter of 2004, representing the total value of all remaining rent and commercial rent tax obligations, and the amortization of remaining leasehold improvements which was included in selling, general and administrative expenses. As of March 31, 2005, the Company was released from its lease of the space, and the remaining accrual of $37,000 was reversed and recorded as a reduction of rent expense at that time.

L. Deferred Compensation

The Company has a deferred compensation arrangement with Andrew Garvin, the founder and former President of the Company. In November 2003, Mr. Garvin announced his early retirement as of December 31, 2003. The Company revised the calculation of Mr. Garvin’s accrued deferred compensation to reflect his announced date of retirement. Accordingly, the present value of the obligation as of December 31, 2003 was approximately $243,000. This will be paid over the contractual term of 10 years, which began in January 2004. On September 29, 2004, the Company and Mr. Garvin executed Amendment No. 1 to the Separation Agreement dated as of December 31, 2003 in order to restructure the timing and reduced amount of certain deferred compensation payments. During the six months ended June 30, 2005 and 2004, payments totaling approximately $7,000 and $11,000, respectively, were made. The remaining liability at June 30, 2005 is approximately $132,000.

M. Supplemental Disclosure of Non-Cash Investing and Financing Activities

Non-cash investing activities:

As of June 30, 2005, the Company has accrued approximately $2.2 million, which represents the Two Year Deferred Consideration earned as of that date in connection with the Guideline acquisition.

As of June 30, 2005, the Company has accrued approximately $17,000, which represents unpaid transaction costs related to the acquisitions of Atlantic and Signia.

On April 1, 2005, the Company issued 500,157 shares of its Common Stock to the former owners of Atlantic and Signia as part of these acquisitions.

Non-cash financing activities:

During the six months ended June 30, 2005, the Company recorded the exercise of 6,300 options at prices ranging from $0.50 to $1.062, in exchange for 3,170 shares of common stock at prices ranging from $1.39 to $1.53.

During the six months ended June 30, 2004, the Company recorded the exercise of 192,625 options at prices ranging from $0.50 to $2.40, in exchange for 124,879 shares of common stock at prices ranging from $1.97 to $2.75.

During the six months ended June 30, 2005, the Company recorded preferred dividends of $20,000.

During the six months ended June 30, 2004, the Company recorded preferred dividends of $20,000 and accretion on redeemable common shares of $113,000.

N. Acquisitions

Atlantic Consulting & Research

On April 1, 2005, the Company acquired all of the capital stock of Atlantic Research & Consulting, Inc. as described in the Stock Purchase Agreement (the “Atlantic Purchase Agreement”) between the Company and Peter Hooper (“Hooper”), as the sole stockholder of Atlantic. The consideration for this acquisition consisted of $3,600,000 in cash paid at closing, 312,598 shares of common stock, and an aggregate of up to $2,250,000 in deferred consideration payable in cash over three years, which deferred payments are contingent upon Atlantic achieving certain prescribed amounts of EBITDA (as defined in the Atlantic Purchase Agreement). If EBITDA for the three-year period beginning on May 1, 2005 exceeds $3,300,000, Hooper will also receive additional deferred consideration equal to the amount of such excess multiplied by 0.50.

Atlantic, headquartered in Boston, Massachusetts, provides quantitative and qualitative custom market research, focusing on financial services, management consulting, health care, and public sectors.

Simultaneously with the Company’s acquisition of Atlantic, Atlantic entered into new employment agreements with Hooper and two other senior executives of Atlantic.

The consideration for this acquisition consisted of the following:

•  Approximately $3,664,000 paid in cash (including $115,000 of transaction costs and net of cash acquired); and
•  312,598 unregistered shares of the Company’s Common Stock, valued at $502,000. In accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”, the market prices used in the valuation of these unregistered shares covered two days before, the day of, and two days after the date the terms of the acquisition were announced publicly.

The Company’s acquisition of Atlantic was financed at closing with the combination of (i) funds borrowed upon the closing of a senior secured credit facility with the Lender (see Note F. “Debt” above), and (ii) cash on hand.

Signia Partners

On April 1, 2005, the Company agreed to acquire all of the capital stock of Signia Partners Incorporated as described in the Stock Purchase Agreement (the “Signia Purchase Agreement”) between the Company and Charles Douglas House (“House”), as the sole stockholder of Signia. The consideration for this acquisition consisted of approximately $3,400,000 in cash paid at closing (after taking into account certain closing adjustments), 187,559 shares of common stock, and an aggregate of up to $1,400,000 in deferred consideration payable in cash over three years, which deferred payments are contingent upon Signia achieving certain prescribed amounts of Adjusted EBITDA (as defined in the Signia Purchase Agreement). If aggregate Adjusted EBITDA for the three-year period beginning on February 1, 2005 exceeds $2,550,000, House will also receive additional deferred consideration equal to the amount of such excess multiplied by 0.25.

Signia, headquartered just outside of Washington, D.C., is a provider of in-depth business research and fact-based decision support, focusing on the financial services, health care and consumer sectors.

Simultaneously with the Company’s acquisition of Signia, Signia entered into new employment agreements with House and two other senior executives of Signia.

The consideration for this acquisition consisted of the following:

•  Approximately $3,624,000 paid in cash (including $235,000 of transaction costs and net of cash acquired); and

•  187,559 unregistered shares of the Company’s Common Stock, valued at $301,000. In accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”, the market prices used in the valuation of these unregistered shares covered two days before, the day of, and two days after the date the terms of the acquisition were announced publicly.

The Company’s acquisition of Signia was financed at closing with the combination of (i) funds borrowed upon the closing of a senior secured credit facility with the Lender (see Note F. “Debt” above), and (ii) cash on hand.

The following table sets forth the components of the purchase price for the Atlantic and Signia acquisitions:

	Atlantic	Signia	Total
Cash paid (including transaction costs, net of cash acquired)	$3,664,000	$3,624,000	$7,288,000
Accrued transaction costs	14,000	3,000	17,000
Common stock issued to sellers	502,000	301,000	803,000
Total purchase consideration	$4,180,000	$3,928,000	$8,108,000

The following table summarizes the preliminary amounts allocated to the acquired assets and assumed liabilities. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. The value reflected in these elements of the purchase price do not meet the definition of an intangible asset under FAS 141 and is reflected in goodwill. The preliminary valuation of acquired intangible assets was prepared by an independent appraisal firm. The initial purchase price allocations are preliminary and may be adjusted for changes in estimates of the fair value of the assets acquired and liabilities assumed. The Company expects that the purchase price allocations will be finalized by the time it files its annual report on Form 10-K for the year ending December 31, 2005. The significant assumptions used in the valuations included factors affecting the duration, growth rates and amounts of future cash flows for each income stream, specifically: the future economic outlook for the industry, risks involved in the business, and the impact of competition changes.

	Atlantic	Signia	Total
Current assets	$741,000	$823,000	$1,564,000
Property and equipment	230,000	52,000	282,000
Other assets	—	9,000	9,000
Liabilities assumed, current	(563,000)	(418,000)	(981,000)
Liabilities assumed, non-current	(2,000)	(377,000)	(379,000)
Fair value of net assets acquired	406,000	89,000	495,000
Goodwill	2,679,000	3,117,000	5,796,000
Amortizable intangible assets	695,000	529,000	1,224,000
Indefinite-lived intangible assets	400,000	193,000	593,000
Total purchase consideration	$4,180,000	$3,928,000	$8,108,000

Amortizable intangible assets, which generally include customer lists, are amortized over a period of 7 years. Amortization of intangible assets was $122,000 and $88,000 for the six and three months ended June 30, 2005 and was $68,000 and $34,000 for the six and three months ended June 30, 2004.

The unaudited pro forma information below represents consolidated results of operations as if the acquisitions of Atlantic and Signia occurred on January 1, 2005. The unaudited pro forma information has been included for comparative purposes and is not indicative of results of operations of the consolidated Company had the acquisitions occurred as of January 1, 2005, nor is it necessarily indicative of future results.

Pro Forma Results of Operations (unaudited)

Six Months ended June 30, 2005
Total pro forma revenue	$22,600,000

Pro forma net loss	$(491,000)

Pro forma loss per share attributable to common shareholders:
Basic and diluted	$(0.02)

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

General

FIND/SVP, Inc. and our wholly owned subsidiaries provide a full range of custom research, market research and outsourced information services that are designed to address our customers’ critical business information needs. We function as many of our customers’ primary information and business intelligence resource on an outsourced basis, especially among companies that have downsized their internal research staffs and information resources. We also serve as a reliable supplemental resource to customers’ internal capabilities. As a result of our acquisitions in 2005 of Atlantic Research & Consulting (“Atlantic”) and Signia Partners (“Signia”), and in 2003 of Guideline and Teltech, combined with further internal development of new service offerings, we also provide a range of specialized higher priced research and consulting services. For example, we currently provide quantitative custom market research and due diligence research services which serve to address particular strategic business information needs within specific markets such as R&D, healthcare, marketing and private equity/money management.

On April 1, 2005 we acquired Atlantic and Signia, and Atlantic’s and Signia’s results of operations are included in our results of operations from such date.

The Company manages its research and business advisory services in the following four business segments: Quick Consulting (“QCS”), Strategic Intelligence, Market Research and Teltech. Upon the Company’s acquisition of Signia on April 1, 2005, the operations and financial results of Signia were integrated into the business segment previously known as the Strategic Research and Consulting Group (“SCRG”), and this segment was renamed Strategic Intelligence. Upon the Company’s acquisition of Atlantic on April 1, 2005, the operations and financial results of Atlantic were integrated into the business segment previously known as Quantitative Market Research, and this segment was renamed Market Research. References to “Corporate” and “Other” in our financial statements refer to the portion of assets and activities that are not allocated to a segment.

Results of Operations - Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

The following represents the Company’s analysis of its results of operations for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004.

(in thousands)	Six Months Ended June 30,
	2005	2004(2) (3)	$ Change	% Change
Revenues
QCS	$7,900	$8,635	$(735)	(8.51)%
Strategic Intelligence	1,921	883	1,038	117.55%
Market Research	6,086	5,669	417	7.37%
Teltech	4,208	4,130	78	1.89%
Revenues	$20,115	$19,317	$798	4.13%

Operating income (loss)
QCS	$374	$595	$(221)	(37.14)%
Strategic Intelligence	420	25	395	1,580.00%
Market Research	383	709	(326)	(45.98)%
Teltech	364	404	(40)	(9.9)%
Total segment operating income	1,541	1,733	(192)	(11.07)%
Corporate & other (1)	(1,810)	(2,239)	429	19.16%
Operating loss	$(269)	$(506)	$237	46.84%

Income (loss) Before Income Taxes
QCS	$374	$595	$(221)	(37.14)%
Strategic Intelligence	422	25	397	1,588.00%
Market Research	382	572	(190)	(33.22)%
Teltech	363	266	97	(36.47)%
Total segment income before income taxes	1,541	1,458	83	5.69%
Corporate & other (1)	(1,989)	(3,568)	1,579	44.25%
Loss before income taxes	$(448)	$(2,110)	$1,662	78.77%

(1) Represents the effect of direct costs and selling, general, and administrative expenses not attributable to a single segment.

(2) On April 21, 2004, the Company sold its Information Advisor newsletter business, which was part of the Company’s QCS segment, to Information Today. This business represented a de minimis portion of the Company’s overall business. The sale proceeds to the Company consisted of $52,500 in cash, $15,000 of free advertising, and the buyer’s assumption of an unearned income liability, less modest transaction expenses. The Company recorded a gain on sale of assets of $92,000.

(3) As restated for the adoption of SFAS No. 123. See Note A.

Revenues

Revenues increased by $798,000, or 4.1%, from $19,317,000 for the six months ended June 30, 2004 to $20,115,000 for the six months ended June 30, 2005. See below for more details regarding this increase.

QCS

QCS revenues, which result from annual retainer contracts paid by clients on a monthly, quarterly, semi-annual or annual basis, decreased by $735,000, or 8.5%, from $8,635,000 for the six months ended June 30, 2004 to $7,900,000 for the six months ended June 30, 2005. The decrease from 2004 to 2005 was a result of customer cancellations that were not sufficiently offset by the sale of new customer accounts. We believe that the decrease of revenues in this segment was primarily a result of certain customers deciding that they could satisfy their day-to-day research needs internally through the use of the internet.

Strategic Intelligence

Strategic Intelligence revenues, which result from more in-depth research and consulting engagements, increased by $1,038,000, or 117.6%, from $883,000 for the six months ended June 30, 2004 to $1,921,000 for the six months ended June 30, 2005. This increase was primarily due to the acquisition of Signia on April 1, 2005 and the subsequent integration of Signia’s operations and financial results into this business segment.

Market Research

Market Research revenues, which result from custom market research projects, such as surveys and focus groups, increased by $417,000, or 7.4%, from $5,669,000 for the six months ended June 30, 2004 to $6,086,000 for the six months ended June 30, 2005. This increase was due to the acquisition of Atlantic on April 1, 2005 and the inclusion of $1,596,000 of revenues from Atlantic for the six months ended June 30, 2005, partially offset by a revenue decrease of $1,179,000 at the Company’s Guideline business. The revenue decrease at Guideline resulted from the combination of delays on the part of customers in commencing new projects, as well as reduced demand within certain customers and markets.

Teltech

Teltech revenues, which result from on-demand research, outsourced information services and in-depth projects, increased by $78,000, or 1.9%, from $4,130,000 for the six months ended June 30, 2004 to $4,208,000 for the six months ended June 30, 2005. This was primarily the result of the introduction of Teltech’s Litigation Support business, which provides customers with access to subject-matter experts to support customer litigation activities.

Costs of products and services sold

Direct costs, which are those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases, increased by $463,000, or 4.0%, from $11,449,000 for the six months ended June 30, 2004 to $11,912,000 for the six months ended June 30, 2005. Direct costs represented 59.2% of revenues for the six months ended June 30, 2005 and 2004. The increase in total direct costs was primarily the result of the acquisitions of Atlantic and Signia (total direct costs for Atlantic and Signia were $1,743,000 for the six months ended June 30, 2005). Exclusive of Atlantic and Signia, direct costs decreased by $1,280,000, from $11,449,000 for the six months ended June 30, 2004 to $10,169,000 for the six months ended June 30, 2005. This decrease was primarily due to the decreases in revenue in the Company’s QCS segment as well as the Guideline portion of the Company’s Market Research segment, a decrease in direct labor costs, including stock compensation expense, of $280,000, and a decrease in purchases made on behalf of clients, including the cost paid to content providers, of $758,000.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $98,000, or 1.2%, from $8,374,000, or 43.4% of revenue, for the six months ended June 30, 2004 to $8,472,000, or 42.1% of revenue, for the six months ended June 30, 2005. Total selling, general and administrative expenses for Atlantic and Signia were $672,000 for the six months ended June 30, 2005. Exclusive of Atlantic and Signia, selling, general and administrative expenses decreased by $574,000, or 6.9%, to $7,800,000 for the six months ended June 30, 2005. This decrease was due primarily to a decrease in indirect labor costs, including stock compensation expense, of $514,000, a decrease in rent expense of $408,000 due to the abandonment of one of the Company’s leases in 2004, a decrease in bad debt expense of $53,000 and a decrease in maintenance contract costs of $37,000, partially offset by an increase in severance and related charges of $276,000 primarily related to the Company’s restructuring of its sales force, and an increase in professional fees of $169,000.

Interest expense

Interest expense decreased by $1,487,000 from $1,602,000 for the six months ended June 30, 2004 to $115,000 for the six months ended June 30, 2005. The decrease was due to the repayment of all outstanding debt in May 2004, offset by interest related to the new credit facility with Fleet National Bank, entered into in March 2005. (See Note F. to the Condensed Consolidated Financial Statements for more information regarding this credit facility).

Impairment of investment

In March 2004, the Company reduced the value of its investment in idealab! to $90,000, representing the value of the shares based on the latest contemplated tender offer by idealab!. Accordingly, the Company recorded a $96,000 pre-tax charge during the quarter ended March 31, 2004.

Equity loss on investments

During the six months ended June 30, 2005, the Company recorded an equity loss of $89,000 on its investment in Find.com, a joint venture in which the Company has a 49.1% interest. This represents the Company’s share of the net loss of Find.com for the six months ended June 30, 2005.

Operating Income

Our results of operations improved by $237,000 from an operating loss of $506,000 for the six months ended June 30, 2004 to an operating loss of $269,000 for the six months ended June 30, 2005. This was primarily the result of the improvement in revenue as a result of the Atlantic and Signia acquisitions and the decreases in selling, general and administrative expenses, partially offset by the increase in costs of products and services sold, as discussed above.

Income Taxes

The $68,000 income tax provision for the six months ended June 30, 2005 and the $570,000 income tax benefit for the six months ended June 30, 2004, represent 15% and 27%, respectively, of the loss before provision/(benefit) for income taxes. The difference between these rates and the statutory rate primarily relates to expenses that are not deductible for income tax purposes.

Results of Operations - Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

The following represents the Company’s analysis of its results of operations for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004.

(in thousands)	Three Months Ended June 30,
	2005	2004(2) (3)	$ Change	% Change
Revenues
QCS	$3,950	$4,262	$(312)	(7.32)%
Strategic Intelligence	1,518	476	1,042	218.91%
Market Research	3,704	2,956	748	25.30%
Teltech	2,157	2,017	140	6.94%
Revenues	$11,329	$9,711	$1,618	16.66%

Operating income (loss)
QCS	$229	$128	$101	78.91%
Strategic Intelligence	337	110	227	206.36%
Market Research	225	399	(174)	(43.61)%
Teltech	203	133	70	52.63%
Total segment operating income	994	770	224	29.09%
Corporate & other (1)	(1,476)	(1,515)	39	2.57%
Operating loss	$(482)	$(745)	$263	35.3%

Income (loss) Before Income Taxes
QCS	$229	$128	$101	78.91%
Strategic Intelligence	339	110	229	208.18%
Market Research	224	355	(131)	(36.90)%
Teltech	203	89	114	128.09%
Total segment income before income taxes	995	682	313	45.89%
Corporate & other (1)	(1,619)	(2,710)	1,091	40.26%
Loss before income taxes	$(624)	$(2,028)	$1,404	69.23%

(1) Represents the effect of direct costs and selling, general, and administrative expenses not attributable to a single segment.

(2) On April 21, 2004, the Company sold its Information Advisor newsletter business, which was part of the Company’s QCS segment, to Information Today. This business represented a de minimis portion of the Company’s overall business. The sale proceeds to the Company consisted of $52,500 in cash, $15,000 of free advertising, and the buyer’s assumption of an unearned income liability, less modest transaction expenses. The Company recorded a gain on sale of assets of $92,000.

(3) As restated for the adoption of SFAS No. 123. See Note A.

Revenues

Revenues increased by $1,618,000, or 16.7%, from $9,711,000 for the three months ended June 30, 2004 to $11,329,000 for the three months ended June 30, 2005. See below for more details regarding this increase.

QCS

QCS revenues, decreased by $312,000, or 7.3%, from $4,262,000 for the three months ended June 30, 2004 to $3,950,000 for the three months ended June 30, 2005. The decrease from 2004 to 2005 was a result of customer cancellations that were not sufficiently offset by the sale of new customer accounts. We believe that the decrease in revenues in this segment was primarily a result of the perception among certain customers that they can satisfy their day-to-day research needs internally through the use of the internet.

Strategic Intelligence

Strategic Intelligence revenues increased by $1,042,000, or 218.9%, from $476,000 for the three months ended June 30, 2004 to $1,518,000 for the three months ended June 30, 2005. This increase was primarily due to the acquisition of Signia on April 1, 2005 and the subsequent integration of Signia’s operations and financial results into this business segment.

Market Research

Market Research revenues increased by $748,000, or 25.3%, from $2,956,000 for the three months ended June 30, 2004 to $3,704,000 for the three months ended June 30, 2005. This increase was due to the acquisition of Atlantic on April 1, 2005 and the inclusion of $1,596,000 of revenues from Atlantic for the three months ended June 30,2005, partially offset by a revenue decrease of $848,000 at the Company’s Guideline business. The revenue decrease at Guideline resulted from the combination of delays on the part of customers in commencing new projects, as well as reduced demand with certain customers and markets.

Teltech

Teltech revenues increased by $140,000, or 6.9%, from $2,017,000 for the three months ended June 30, 2004 to $2,157,000 for the three months ended June 30, 2005. This was primarily the result of the introduction of Teltech’s Litigation Support business, which provides customers with access to subject-matter experts to support customer litigation activities.

Costs of products and services sold

Direct costs, which are those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases, increased by $644,000, or 10.7%, from $5,994,000 for the three months ended June 30, 2004 to $6,638,000 for the three months ended June 30, 2005. Direct costs represented 58.6% and 61.7% of revenues for the three months ended June 30, 2005 and 2004, respectively. The increase in total direct costs was primarily the result of the acquisitions of Atlantic and Signia (total direct costs for Atlantic and Signia were $1,743,000 for the three months ended June 30, 2005). Exclusive of Atlantic and Signia, direct costs decreased by $1,099,000, from $5,994,000 for the three months ended June 30, 2004 to $4,895,000 for the three months ended June 30, 2005. This decrease was a primarily a result of the decrease in revenue in the Company’s QCS segment, as well as the Guideline portion of the Market Research segments, a decrease in direct labor costs, including stock compensation expense, of $431,000, and a decrease in purchases made on behalf of clients, including the cost paid to content providers, of $524,000.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $711,000, or 15.9%, from $4,462,000, or 45.9% of revenue, for the three months ended June 30, 2004 to $5,173,000, or 45.7% of revenue, for the three months ended June 30, 2005. The increase in total selling, general and administrative expenses was primarily the result of the acquisitions of Atlantic and Signia (total selling, general and administrative expenses for Atlantic and Signia were $672,000 for the three months ended June 30, 2005). Exclusive of Atlantic and Signia, selling, general and administrative expenses increased by $39,000, or less than 1%, to $4,501,000 for the three months ended June 30, 2005. This increase was due primarily to an increase in severance and related charges of $255,000 primarily related to the Company’s restructuring of its sales force, and an increase in professional fees of $135,000, partially offset by a decrease in indirect labor costs, including stock compensation expense, of $150,000, and a decrease in rent expense of $283,000 due to the abandonment of one of the Company’s leases in 2004.

Interest expense

Interest expense decreased by $1,265,000 from $1,376,000 for the three months ended June 30, 2004 to $111,000 for the three months ended June 30, 2005. The decrease was due to the repayment of all outstanding debt in May 2004, offset by interest related to the new credit facility with Fleet National Bank, entered into in March 2005. (See Note F. to the Condensed Consolidated Financial Statements for more information regarding this credit facility).

Equity loss on investments

During the quarter ended June 30, 2005, the Company recorded an equity loss of $42,000 on its investment in Find.com, a joint venture in which the Company has a 49.1% interest. This represents the Company’s share of the net loss of Find.com as of and for the three months ended June 30, 2005.

Operating Income

Our results of operations improved by $263,000 from an operating loss of $745,000 for the three months ended June 30, 2004 to an operating loss of $482,000 for the three months ended June 30, 2005. This was primarily the result of the improvement in revenue as a result of the Atlantic and Signia acquisitions, partially offset by the increases in costs of products and services sold and in selling, general and administrative expenses, as discussed above.

Income Taxes

The $57,000 income tax provision for the three months ended June 30, 2005 and the $566,000 income tax benefit for the three months ended June 30, 2004, represent 9% and 28%, respectively, of the loss before provision/(benefit) for income taxes. The difference between these rates and the statutory rate primarily relates to expenses that are not deductible for income tax purposes.

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

Revenue Recognition

Approximately 49% and 43% of the Company’s revenues for the six and three months ended June 30, 2005, respectively, were derived from subscription contracts with customers, including all of the revenues of the QCS business segment and approximately 46% and 44% of the revenues for the six and three months ended June 30, 2005, respectively, of the Teltech business segment. The remaining 51% and 57% of the Company’s revenues for the six and three months ended June 30, 2005, respectively, consisted of market research projects, in-depth research projects and outsourced information services.

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

With regard to the Company’s non-subscription based services, including market research, in-depth research and outsourced information services, revenues are recognized primarily on a percentage-of-completion basis. The Company typically enters into discrete contracts with customers for these services on a project-by-project basis. Payment milestones differ from contract to contract based on the client and the type of work performed. Generally, the Company invoices a client for a portion of a project in advance of work performed, with the balance invoiced throughout the fulfillment period and/or after the work is completed. However, revenue and costs are only recognized to the extent of each contract’s percentage-of-completion. Any revenue earned in excess of billings is recorded as a current asset on the Company’s balance sheet, while any billings in excess of revenue earned, which represent billed amounts relating to future periods, are recorded as unearned revenue, a current liability on the Company’s balance sheet.

Goodwill and Intangibles

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Effective January 1, 2002 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized. Instead, goodwill is evaluated for impairment using a two-step process that is performed at least annually (On January 1st for goodwill related to our CSSR business, which is part of the Strategic Intelligence segment, and July 1st for goodwill related to our Guideline, Teltech, Atlantic and Signia businesses) and whenever events or circumstances indicate impairment may have occurred. The first step is a comparison of the fair value of an internal reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, a second test is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of the goodwill is greater than the implied value, an impairment loss is recognized for the difference. The implied value of the goodwill is determined as of the test date by performing a purchase price allocation as if the reporting unit had just been acquired, using currently estimated fair values of the individual assets and liabilities of the reporting unit, together with an estimate of the fair value of the reporting unit taken as a whole. The estimate of the fair value of the reporting unit is based upon information available regarding prices of similar groups of assets, or other valuation techniques including present value techniques based upon estimates of future cash flow.

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

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from retainer accounts (including prepaid retainer fees from clients) and borrowings. Cash balances were $2,237,000 and $4,519,000 at June 30, 2005 and December 31, 2004, respectively. Our working capital deficit position (current assets less current liabilities) at June 30, 2005 was $(455,000) as compared to our working capital position of $2,832,000 at December 31, 2004. Included in current liabilities is unearned retainer income of $4,992,000 as of June 30, 2005 and $3,472,000 as of December 31, 2004. Such amounts reflect amounts billed, but not yet earned.

Cash of $614,000 was provided by operating activities during the six months ended June 30, 2005 and cash of $(537,000) was used in operating activities during the six months ended June 30, 2004. During the six months ended June 30, 2005, operating cash was provided primarily by unearned retainer income of $1,113,000, an increase in accounts payable and accrued expenses of $319,000, and depreciation and amortization of $617,000 partially offset by an increase in accounts receivable of $872,000 and cash used for other general operating purposes. Adjustments to reconcile net loss to net cash provided by operating activities for the six months ended June 30, 2005 were also impacted by the acquisitions of Atlantic and Signia.

Cash used in investing activities was $(7,528,000) and $(1,721,000) in the six-month periods ended June 30, 2005 and 2004, respectively. In 2005, the primary use of cash was related to the purchase of Atlantic of $3,664,000, the purchase of Signia of $3,624,000 and capital expenditures for computer hardware upgrades and leasehold improvements. In 2004, the primary uses of cash related to capital expenditures for computer hardware and software upgrades and leasehold improvements, as well as for additional fees incurred in connection with the acquisitions of Guideline and Teltech. During 2005 the Company expects to spend approximately $700,000 for capital items, which will relate primarily to computer hardware and software upgrades and for leasehold improvements.

Cash of $4,632,000 was provided by financing activities during the six months ended June 30, 2005 and cash of $7,020,000 was provided by financing activities during the six months ended June 30, 2004. In 2005, the most significant items were borrowings under notes payable of $4,500,000, proceeds from the exercise of stock options of $146,000 and the repayment of notes receivable of $50,000, partially offset by payments under capital leases of $42,000. In 2004, the most significant items were $12,363,000 in net proceeds from the issuance of common stock related to the Company’s equity offering completed in May 2004 and $200,000 borrowed under notes payable, offset by note repayments of $5,576,000.

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

As of June 30, 2005, $4,500,000 remains outstanding under the Term Facility, and the full balance of $4,500,000 is available to be borrowed under the Revolving Facility. Accrued but unpaid interest related to the Term Facility was approximately $70,000 as of June 30, 2005. The Term Facility bears interest at LIBOR plus 3%, which was 6.12% at June 30, 2005 based on a 3-month LIBOR contract. As of June 30, 2005, the Company has recorded approximately $38,000 in amortization of deferred financing fees related to the Credit Facility, which is included in interest expense.

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

The Credit Agreement contains certain normal and customary restrictions on the conduct of the Company’s and its subsidiaries’ businesses.

The Credit Agreement also requires the Company to maintain certain financial covenants, as set forth in the Credit Agreement.

On August 11, 2005, the Company entered into a amendment and waiver (“Amendment and Waiver”) to the Credit Agreement. The Amendment and Waiver added certain financial covenants which will only be in effect for the fiscal quarter ended September 30, 2005. Furthermore, the Consolidated EBITDA, Funded Debt to Consolidated EBITDA and Minimum Profitability covenants were waived.

During May 2004, the Company repaid the $1,100,000 outstanding balance on a term note with JP Morgan Chase Bank (the “Term Note”), of which $400,000 was previously classified as current. The Term Note bore interest at prime plus 1.25%. During the first quarter of 2004, the Company also paid its then scheduled principal payment of $100,000. Interest expense related to the Term Note amounted to $24,000 and $8,000 for the six and three months ended June 30, 2004, respectively. The Term Note was terminated effective March 31, 2005.

The Company maintained a $1,000,000 line of credit with JP Morgan Chase Bank (the “Line of Credit”). The Line of Credit bears interest at prime plus 0.50% (6.25% at March 31, 2005). During May 2004, the Company repaid the $876,000 outstanding balance. Interest expense related to the Line of Credit amounted to $13,000 and $5,000 for the six and three months ended June 30, 2004, respectively. The Line of Credit contained certain restrictions on the conduct of the Company’s business, including, among other things, restrictions on incurring debt, and creating or suffering liens. The Line of Credit was terminated effective March 31, 2005.

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

On April 1, 2003, the Company issued a Promissory Note (the “Note”), along with preferred stock and warrants, with a face value of $3,000,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Guideline. The Note was recorded at its initial relative fair value of $1,868,000. The difference between the initial relative fair value and the stated value was accreted as additional interest expense over the maturities of the Note, and the resulting effective interest rate was approximately 25%. During May 2004, the Company repaid the outstanding principal balance of $3,000,000. Related interest expense was $1,112,000 and $953,000 for the six and three months ended June 30, 2004, respectively, of which $955,000 and $897,000 related to the non-cash accretion of the carrying value of the Note to the stated value of the Note for the six and three months ended June 30, 2004, respectively. The repayment effectively terminates the Note and any remaining obligations under the Note. The Note was terminated effective May 20, 2004.

On July 1, 2003, the Company issued a Second Promissory Note (the “Second Note”), along with warrants, with a face value of $500,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Teltech, a former business unit of Sopheon Corporation. The Second Note was recorded at its initial relative fair value of $320,000. The difference between the initial relative fair value and the stated value was accreted as additional interest expense over the maturities of the Second Note, and the resulting effective interest rate was approximately 25%. During May 2004, the Company repaid the outstanding principal balance of $500,000. Related interest expense was $202,000 and $175,000 for the six and three months ended June 30, 2004, respectively, of which $175,000 and $165,000 related to the non-cash accretion of the carrying value of the Second Note to the stated value of the Second Note for the six and three months ended June 30, 2004, respectively. The repayment effectively terminates the Second Note and any remaining obligations under the Second Note. The Second Note was terminated effective May 20, 2004.

As a result of the repayment of outstanding debt during May 2004, the Company recorded additional non-cash interest expense of $223,000 during the six and three months ended June 30, 2004 to fully amortize the balance of any remaining unamortized deferred financing fees associated with the Term Note, the Note and the Second Note.

On May 10, 2004 (the “Closing Date”), the Company raised $13,500,000 through a private placement of (i) 6,000,000 shares of the Company’s Common Stock, and (ii) warrants to purchase an aggregate of 3,000,000 shares of Common Stock. The Company sold these shares and warrants through 6,000,000 units at $2.25 per unit, with each unit consisting of one share of Common Stock and one warrant to purchase one-half of one share of Common Stock at an exercise price of $3.00 per full share. The warrants are exercisable at any time before May 10, 2009. The net proceeds of the sale of the Common Stock and the warrants were partially used by the Company to pay off its debt of approximately $5.6 million, and is also intended to be used for working capital and general corporate purposes, including the financing of potential acquisitions. Transaction costs related to the private placement were approximately $1,345,000, which were recorded in capital in excess of par value as a partial offset against gross proceeds received from the private placement. The fair value of the warrants as of the Closing Date of approximately $3,231,000 was determined using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate range of 3.95%, volatility of 46% and an expected life of 5 years.

We believe that our cash and cash equivalents on hand, cash generated from operations and collections of our accounts receivable, and the availability of the Revolving Facility with the Lender, will be sufficient to fund our operations for the foreseeable future.

Other Commitments and Contingencies

The following table includes aggregate information about our contractual obligations as of June 30, 2005 and the periods in which payments are due.

	As of June 30, 2005
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Notes payable	$4,500,000	$900,000	$1,800,000	$1,800,000	$--
Long term operating lease commitments	10,745,000	1,630,000	2,971,000	2,764,000	3,380,000
Long term capital lease commitments	207,000	113,000	94,000	—	—
Deferred compensation and other	240,000	47,000	44,000	27,000	122,000
	$15,692,000	$2,690,000	$4,909,000	$4,591,000	$3,502,000

Within thirty days after the date of determination following the second anniversary date of the acquisition of Guideline, a potential deferred consideration amount (the “Two Year Deferred Consideration”) of $1.845 million contingent upon Guideline achieving adjusted EBITDA (as defined in the purchase agreement) for the 24-month period following the acquisition (“Two Year Adjusted EBITDA”) of $2.65 million plus 25% of the amount by which Two Year Adjusted EBITDA exceeds $2.65 million would be due. If Two Year Adjusted EBITDA is less than $2.65 million, but greater than $2.2 million, the Two Year Deferred Consideration would be between $0 and $1.845 million based on a specific formula set forth in the purchase agreement. Given that Guideline achieved agreed upon levels of EBITDA, as of June 30, 2005 the Company has accrued approximately $2.2 million, which represents the Two Year Deferred Consideration earned as of and paid subsequent to that date.

See Note N “Acquisitions” for information regarding contingent payments related to the acquisitions of Atlantic and Signia.

Acquisitions

Atlantic Consulting & Research

On April 1, 2005, the Company acquired all of the capital stock of Atlantic Research & Consulting, Inc. as described in the Stock Purchase Agreement (the “Atlantic Purchase Agreement”) between the Company and Peter Hooper (“Hooper”), as the sole stockholder of Atlantic. The consideration for this acquisition consisted of $3,600,000 in cash paid at closing, 312,598 shares of common stock, and an aggregate of up to $2,250,000 in deferred consideration payable in cash over three years, which deferred payments are contingent upon Atlantic achieving certain prescribed amounts of EBITDA (as defined in the Atlantic Purchase Agreement). If EBITDA for the three-year period beginning on May 1, 2005 exceeds $3,300,000, Hooper will also receive additional deferred consideration equal to the amount of such excess multiplied by 0.50.

Atlantic, headquartered in Boston, Massachusetts, provides quantitative and qualitative custom market research, focusing on financial services, management consulting, health care, and public sectors.

Simultaneously with the Company’s acquisition of Atlantic, Atlantic entered into new employment agreements with Hooper and two other senior executives of Atlantic.

The consideration for this acquisition consisted of the following:

•  Approximately $3,664,000 paid in cash (including $115,000 of transaction costs and net of cash acquired); and

•  312,598 unregistered shares of the Company’s Common Stock, valued at $502,000. In accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”, the market prices used in the valuation of these unregistered shares covered two days before, the day of and two days after the date the terms of the acquisition were announced publicly.

The Company’s acquisition of Atlantic was financed at closing with the combination of (i) funds borrowed upon the closing of a senior secured credit facility with the Lender (see Note F. “Debt” to the Condensed Consolidated Financial Statements above), and (ii) cash on hand.

Signia Partners

On April 1, 2005, the Company agreed to acquire all of the capital stock of Signia Partners Incorporated as described in the Stock Purchase Agreement (the “Signia Purchase Agreement”) between the Company and Charles Douglas House (“House”), as the sole stockholder of Signia. The consideration for this acquisition consisted of approximately $3,400,000 in cash paid at closing (after taking into account certain closing adjustments), 187,559 shares of common stock, and an aggregate of up to $1,400,000 in deferred consideration payable in cash over three years, which deferred payments are contingent upon Signia achieving certain prescribed amounts of Adjusted EBITDA (as defined in the Signia Purchase Agreement). If aggregate Adjusted EBITDA for the three-year period beginning on February 1, 2005 exceeds $2,550,000, House will also receive additional deferred consideration equal to the amount of such excess multiplied by 0.25.

Signia, headquartered just outside of Washington, D.C., is a provider of in-depth business research and fact-based decision support, focusing on the financial services, health care and consumer sectors.

Simultaneously with the Company’s acquisition of Signia, Signia entered into new employment agreements with House and two other senior executives of Signia.

The consideration for this acquisition consisted of the following:

•  Approximately $3,624,000 paid in cash (including $235,000 of transaction costs and net of cash acquired); and

•  187,559 unregistered shares of the Company’s Common Stock, valued at $301,000. In accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”, the market prices used in the valuation of these unregistered shares covered two days before, the day of and two days after the date the terms of the acquisition were announced publicly.

The Company’s acquisition of Signia was financed at closing with the combination of (i) funds borrowed upon the closing of a senior secured credit facility with the Lender (see Note F. “Debt” to the Condensed Consolidated Financial Statements above), and (ii) cash on hand.

The following table sets forth the components of the purchase price for the Atlantic and Signia acquisitions:

	Atlantic	Signia	Total
Cash paid (including transaction costs, net of cash acquired)	$3,664,000	$3,624,000	$7,288,000
Accrued transaction costs	14,000	3,000	17,000
Common stock issued to sellers	502,000	301,000	803,000
Total purchase consideration	$4,180,000	$3,928,000	$8,108,000

The following table summarizes the preliminary amounts allocated to the acquired assets and assumed liabilities. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. The value reflected in these elements of the purchase price do not meet the definition of an intangible asset under FAS 141 and is reflected in goodwill. The preliminary valuation of acquired intangible assets was prepared by an independent appraisal firm. The initial purchase price allocations are preliminary and may be adjusted for changes in estimates of the fair value of the assets acquired and liabilities assumed. The Company expects that the purchase price allocations will be finalized by the time it files its annual report on Form 10-K for the year ending December 31, 2005. The significant assumptions used in the valuations included factors affecting the duration, growth rates and amounts of future cash flows for each income stream, specifically: the future economic outlook for the industry, risks involved in the business, and the impact of competition changes.

	Atlantic	Signia	Total
Current assets	$741,000	$823,000	$1,564,000
Property and equipment	230,000	52,000	282,000
Other assets	—	9,000	9,000
Liabilities assumed, current	(563,000)	(418,000)	(981,000)
Liabilities assumed, non-current	(2,000)	(377,000)	(379,000)
Fair value of net assets acquired	406,000	89,000	495,000
Goodwill	2,679,000	3,117,000	5,796,000
Amortizable intangible assets	695,000	529,000	1,224,000
Indefinite-lived intangible assets	400,000	193,000	593,000
Total purchase consideration	$4,180,000	$3,928,000	$8,108,000

Amortizable intangible assets, which generally include customer lists, are amortized over a period of 7 years. Amortization of intangible assets was $122,000 and $88,000 for the six and three months ended June 30, 2005 and was $68,000 and $34,000 for the six and three months ended June 30, 2004.

The unaudited pro forma information below represents consolidated results of operations as if the acquisitions of Atlantic and Signia occurred on January 1, 2005. The unaudited pro forma information has been included for comparative purposes and is not indicative of results of operations of the consolidated Company had the acquisitions occurred as of January 1, 2005, nor is it necessarily indicative of future results.

Pro Forma Results of Operations (unaudited)

Six Months ended June 30, 2005
Total pro forma revenue	$22,600,000

Pro forma net loss	$(491,000)

Pro forma loss per share attributable to common shareholders:

Basic and diluted	$(0.02)

Inflation

The Company has in the past been able to increase the price of its products and services sufficiently to offset the effects of inflation on direct costs, and anticipates that it will be able to do so in the future.

Forward Looking Information: Certain Cautionary Statements

In this report, and from time to time, we may make or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and services, and similar matters. Such statements are necessarily estimates reflecting management's best judgment based on current information. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are usually identified by the use of words or phrases such as “believes,”“anticipates,”“expects,”“estimates,”“planned,”“outlook,” and “goal.” Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. In order to comply with the terms of the safe harbor, we note that a variety of risks and uncertainties could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in forward-looking statements. While it is impossible to identify all such factors, the risks and uncertainties that may affect the operations, performance and results of our business include the risks and uncertainties set forth in the section headed “Factors That Could Affect Our Future Results” of Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company maintains the Term Facility and Revolving Facility, which are for non-trading purposes, and any future borrowings thereunder would increase our exposure to market risk. An immediate change of one percent in the interest rate would cause a change in interest expense of approximately $10,000 for the quarter ended June 30, 2005. The Term Facility bears interest at LIBOR plus 3% (6.12% at June 30, 2005). Our objective in maintaining the Revolving Facility is the ability to obtain funding that provides flexibility regarding early repayment without penalties, and that has a lower overall cost as compared with fixed-rate borrowings. Management does not believe that the risk inherent in the variable-rate nature of the Term and Revolving Facilities, were the Company to borrow thereunder, would have a material adverse effect on the Company if interest rates accrued on such borrowings were to increase. However, no assurance can be given that such a risk will not have a material adverse effect on the Company.

There has been no material change in our assessment of our sensitivity to market risk as of June 30, 2005, as compared to the information included in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, of our Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 18, 2005.

We do not invest or trade in any derivative financial or commodity instruments, nor do we invest in any foreign financial instruments.

ITEM 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the period covered by this report, with the exception of the acquisitions of Atlantic and Signia, whose internal control over financial reporting was integrated by the Company into it’s internal control over financial reporting structure during the quarter ended June 30, 2005.

PART II.
OTHER INFORMATION

ITEM 3. Defaults Upon Senior Securities

On August 11, 2005, the Company entered into the Amendment and Waiver to the Credit Agreement. The Amendment and Waiver added certain financial covenants which will only be in effect for the fiscal quarter ended September 30, 2005. Furthermore, the Consolidated EBITDA, Funded Debt to Consolidated EBITDA  and Minimum Profitability covenants were waived. See Note F “Debt” for more information regarding the Credit Agreement.

ITEM 4. Submission of Matters to a vote of Security Holders.

The Company held its annual meeting of shareholders on June 10, 2005. Shareholders voted on two proposals.

The following votes were cast on Proposal #1, for the nominees for election of directors, and all such nominees were elected:

	FOR	AGAINST

David Walke	15,125,639	42,278
Martin Franklin	15,125,769	42,148
Andrew P. Garvin	15,118,056	49,861
Warren Struhl	14,719,841	448,076
Denise Shapiro	15,134,510	33,407
Brian Ruder	15,121,293	46,624
Regina Paolillo	15,141,960	25,957

The following votes were cast on Proposal #2, on the ratification of the selection of Deloitte & Touche LLP as independent auditors for the Company for the year ending December 31, 2005:

15,140,572 votes for the ratification and approval
No votes against the ratification and approval
27,345 votes abstained from voting

ITEM 6. Exhibits.

Exhibit	Description

10.1
Credit Agreement, dated as of March 31, 2005, between Find/SVP, Inc., as the borrower, and Fleet National Bank, a Bank of America company, as the lender. (incorporated by reference to the Company’s Form 8-K, filed on April 6, 2005)

10.2
Security Agreement, dated as of April 1, 2005, by and among Find/SVP, Inc. and the several subsidiary guarantors signatories thereto. (incorporated by reference to the Company’s Form 8-K filed on April 6, 2005)

10.3
Guarantee Agreement, dated as of April 1, 2005, between Fleet National Bank, a Bank of America company, and the several subsidiary guarantors signatories thereto. (incorporated by reference to the Company’s Form 8-K filed on April 6, 2005)

* #10.4	First Amendment to Employment Agreement, dated July 21, 2005, by and between Find/SVP, Inc. and Marc Litvinoff.

* #10.5	Amendment No. 1 to Restricted Stock Agreement, dated July 21, 2005, by and between Find/SVP, Inc. and Marc Litvinoff.

* #10.6	Restricted Stock Award Agreement, dated July 21, 2005, by and between Find/SVP, Inc. and Marc Litvinoff.

*10.7	Amendment and Waiver, dated August 11, 2005, between Find/SVP, Inc., as the borrower, and Bank of America, successor by merger to Fleet National Bank, as the lender.

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2
Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

# This exhibit represents a management contract or a compensatory plan.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIND/SVP, Inc.
(REGISTRANT)

Date: August 12, 2005	/s/ David Walke
David Walke
Chief Executive Officer

Date: August 12, 2005	/s/ Peter Stone
Peter Stone
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Number	Exhibit
10.1
Credit Agreement, dated as of March 31, 2005, between Find/SVP, Inc., as the borrower, and Fleet National Bank, a Bank of America company, as the lender. (incorporated by reference to the Company’s Form 8-K, filed on April 6, 2005)

10.2
Security Agreement, dated as of April 1, 2005, by and among Find/SVP, Inc. and the several subsidiary guarantors signatories thereto. (incorporated by reference to the Company’s Form 8-K filed on April 6, 2005)

10.3
Guarantee Agreement, dated as of April 1, 2005, between Fleet National Bank, a Bank of America company, and the several subsidiary guarantors signatories thereto. (incorporated by reference to the Company’s Form 8-K filed on April 6, 2005)

* #10.4	First Amendment to Employment Agreement, dated July 21, 2005, by and between Find/SVP, Inc. and Marc Litvinoff.

* #10.5	Amendment No. 1 to Restricted Stock Agreement, dated July 21, 2005, by and between Find/SVP, Inc. and Marc Litvinoff.

* #10.6	Restricted Stock Award Agreement, dated July 21, 2005, by and between Find/SVP, Inc. and Marc Litvinoff.

*10.7	Amendment and Waiver, dated August 11, 2005, between Find/SVP, Inc., as the borrower, and Bank of America, successor by merger to Fleet National Bank, as the lender.

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2
Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

# This exhibit represents a management contract or a compensatory plan.
* Filed herewith.