Form 10-Q
period 2005-09-30
FIND SVP INC
filed 2005-11-10
CIK 801338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

YES ☐   NO ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐   NO ☒
The number of shares of Common Stock, $.0001 par value per share, outstanding at November 7, 2005: 20,299,826

FIND/SVP, Inc. and Subsidiaries
Index

Page
PART I. Financial Information

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets	3
September 30, 2005 (unaudited) and December 31, 2004

Condensed Consolidated Statements of Operations	4
Three Months Ended September 30, 2005 and 2004 (as restated) (unaudited)

Condensed Consolidated Statements of Operations	5
Nine Months Ended September 30, 2005 and 2004 (as restated) (unaudited)

Condensed Consolidated Statements of Cash Flows	6
Nine Months Ended September 30, 2005 and 2004 (as restated) (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	35

ITEM 4. Controls and Procedures	35

PART II. Other Information

ITEM 6. Exhibits	36

Signatures	37

Index to Exhibits	38

PART I.
FINANCIAL INFORMATION

ITEM 1. Financial Statements.
FIND/SVP, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

Assets	September 30, 2005	December 31, 2004
	(unaudited)

Current assets:
Cash and cash equivalents	$577	$4,519
Accounts receivable, net	8,409	6,215
Deferred tax assets	431	696
Prepaid expenses and other current assets	819	1,240

Total current assets	10,236	12,670

Equipment, software development and leasehold improvements, at cost, less accumulated depreciation and amortization of $11,527 at September 30, 2005 and $10,865 at December 31, 2004
	2,485	2,336
Goodwill, net	18,173	12,214
Intangibles, net	2,610	1,002
Deferred tax assets	783	783
Deferred rent	54	335
Cash surrender value of life insurance	127	127
Non-marketable equity securities	23	23
Other assets	1,040	532
	$35,531	$30,022
Liabilities and Shareholders’ Equity

Current liabilities:
Trade accounts payable	$2,760	$1,267
Accrued expenses and other	2,494	5,099
Unearned retainer income	4,051	3,472
Current maturities of notes payable	900	--

Total current liabilities	10,205	9,838

Notes payable	3,375	--
Deferred compensation and other liabilities	770	404

Total liabilities	14,350	10,242

Redeemable convertible preferred stock, $.0001 par value.
Authorized 2,000,000 shares; issued and outstanding
333,333 shares at September 30, 2005 and December 31, 2004, and accrued dividends	600	570

Redeemable common stock, $.0001 par value. Issued and
outstanding 571,237 shares at December 31, 2004	--	1,090

Commitments and contingencies (Note K.)

Shareholders’ equity:
Common stock, $.0001 par value. Authorized 100,000,000 shares;
issued and outstanding 20,299,826 shares at September 30, 2005 and
18,828,416 shares at December 31, 2004	2	2
Capital in excess of par value	28,485	25,850
Deferred stock-based compensation	(367)	(214)
Loan receivable for stock purchase	--	(50)
Accumulated deficit	(7,539)	(7,468)

Total shareholders’ equity	20,581	18,120
	$35,531	$30,022

See accompanying notes to condensed consolidated financial statements.

FIND/SVP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
Three months ended September 30,
(in thousands, except share and per share data)

	2005	2004
		(As restated for the adoption of SFAS No. 123 See Note A)

Revenues	$11,433	$9,915

Operating expenses:
Direct costs	7,208	5,609
Selling, general and administrative expenses	3,425	3,683

Total operating expenses	10,633	9,292

Operating income	800	623

Other income	4	--
Equity loss on investment	(9)	(64)
Interest (expense) income	(144)	2

Income before provision for income taxes	651	561
Provision for income taxes	(206)	(255)

Net income	445	306
Less: Preferred dividends	(10)	(10)

Income attributable to common shareholders	$435	$296

Earnings per common share:
Basic	$0.02	$0.02

Diluted	$0.02	$0.01

Weighted average number of common shares:
Basic	20,297,505	19,388,842

Diluted	21,808,245	21,792,010

See accompanying notes to condensed consolidated financial statements.

FIND/SVP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
Nine months ended September 30,
(in thousands, except share and per share data)

	2005	2004
		(As restated for the adoption of SFAS No. 123 See Note A)
Revenues	$31,548	$29,232

Operating expenses:
Direct costs	19,120	17,058
Selling, general and administrative expenses	11,897	12,058
Total operating expenses	31,017	29,116

Operating income	531	116

Other income	29	2
Gain on sale of investment	--	92
Impairment of investment	--	(96)
Equity loss on investment	(98)	(64)
Interest expense	(259)	(1,600)

Income (loss) before (provision) benefit for income taxes	203	(1,550)

(Provision) benefit for income taxes	(274)	315

Net loss	(71)	(1,235)

Less: Preferred dividends	(30)	(30)

Less: Accretion on redeemable common shares	--	(113)

Loss attributable to common shareholders	$(101)	$(1,378)

Earnings per common share:
Basic and Diluted	$(0.01)	$(0.08)

Weighted average number of common shares:
Basic and Diluted	19,959,258	16,476,589

See accompanying notes to condensed consolidated financial statements.

FIND/SVP, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
Nine months ended September 30
(in thousands)

	2005	2004
		(As restated for the adoption of SFAS No. 123 See Note )
Cash flows from operating activities:	$(71)	$(1,235)
Net loss
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	905	806
Allowance for doubtful accounts	70	186
Unearned retainer income	172	(213)
Deferred income taxes	265	(336)
Stock-based compensation	483	371
Deferred compensation	(33)	(115)
Non-cash interest	68	1,357
Impairment of investment	--	96
Gain on sale of investment	--	(92)
Equity loss on investment	98	64
Changes in assets and liabilities:
Increase in accounts receivable	(780)	(366)
Decrease (increase) in prepaid expenses and other current assets	527	(507)
Decrease in rental asset	113	20
Decrease in cash surrender value of life insurance	--	87
Increase in other assets	(700)	(297)
Increase in other liabilities	62	--
Increase (decrease) in accounts payable and accrued expenses	345	(986)

Net cash provided by (used in) operating activities	1,524	(1,160)

Cash flows from investing activities:
Capital expenditures	(361)	(444)
Sale of non-marketable securities	--	67
Purchase of Atlantic	(3,686)	--
Purchase of Signia	(3,636)	--
Deferred consideration related to purchase of Guideline	(2,160)	(1,127)
Deferred consideration related to purchase of Teltech	--	(441)

Net cash used in investing activities	(9,843)	(1,945)

Cash flows from financing activities:
Principal borrowings under notes payable, net of closing costs	6,500	200
Principal payments under notes payable	(2,225)	(5,576)
Proceeds from the issuance of common stock	--	13,500
Costs related to the issuance of common stock	(22)	(1,319)
Proceeds from exercise of stock options and warrants	146	43
Proceeds from satisfaction of employee loan	50	--
Payments under capital leases	(72)	(9)

Net cash provided by financing activities	4,377	6,839

Net (decrease) increase in cash and cash equivalents	(3,942)	3,734
Cash and cash equivalents at beginning of period	4,519	821

Cash and cash equivalents at end of period	$577	$4,555

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (See Note N.):
Interest paid	$131	$221

Taxes paid	$84	$22

See accompanying notes to condensed consolidated financial statements.

FIND/SVP, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

A. Management's Statement

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position at September 30, 2005, the results of operations for the nine and three month periods ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. All such adjustments are of a normal and recurring nature. Operating results for the nine and three-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

In 2004, the Company adopted the fair value method of accounting for stock based compensation prescribed by SFAS No. 123, as amended by SFAS No. 148, under the modified prospective method. The adoption of SFAS No. 123 was effective January 1, 2004 and was reflected in the Company’s annual consolidated financial statements for the year ended December 31, 2004. Accordingly, the September 30, 2004 interim condensed consolidated financial statements presented herein have been restated to reflect the adoption of SFAS No. 123.

The following is a summary of the effects of the adoption of SFAS No. 123 on the Company’s previously reported consolidated financial statements as of and for the nine and three months ended September 30, 2004.

	As Previously Reported	As Restated for the Adoption of SFAS No. 123
For the nine months ended:
Direct costs	$16,976	$17,058
Selling, general and administrative expenses	12,044	12,058
Operating income	212	116
Loss before benefit for income taxes	(1,454)	(1,550)
Net loss	(1,139)	(1,235)
Net loss attributable to common shareholders	(1,282)	(1,378)
Net loss per common share - basic and diluted	(0.08)	(0.08)

	As Previously Reported	As Restated for the Adoption of SFAS No. 123
For the three months ended:
Direct costs	$5,425	$5,609
Selling, general and administrative expenses	3,059	3,683
Operating income	1,431	623
Income before provision for income taxes	1,369	561
Net income	1,114	306
Net income attributable to common shareholders	1,104	296
Net income per common share - basic	0.06	0.02
Net income per common share - diluted	0.05	0.01

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

C. New Accounting Principles

In June 2005, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements.” The consensus reached is that leasehold improvements acquired in a business combination or purchased subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. We have adopted the provisions of EITF No. 05-06, but this did not have a material effect on our financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires all direct financial statement effects caused by a voluntary change in accounting principle to be applied retrospectively to prior period financial statements as if the new principle had always been applied, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change in principle. APB Opinion No. 20 and SFAS No. 3 previously required that a voluntary change in an accounting principle be recognized through a cumulative effect in net income in the period of change. SFAS No. 154 is effective for reporting periods beginning after December 15, 2005. We do not expect SFAS No. 154 to have a material effect on our financial statements.

In December 2004, the FASB issued the revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123 (R)”). SFAS 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the requisite service period, generally as the award vests. In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS No. 123 (R). The Company would have been required to implement the standard as of the beginning of the first interim or annual period that begins after September 15, 2005. The Commission’s new rule allows companies to implement SFAS 123 (R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after September 15, 2005. The Company is currently evaluating the effect of SFAS 123 (R) on its financial statements and related disclosures.

D. Earnings (Loss) Per Common Share

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

	Nine months ended September 30,		Three months ended September 30,
	2005	2004	2005	2004
Basic number of common shares	19,959,258	16,476,589	20,297,505	19,388,842
Effect of dilutive securities:
Warrants	--	--	895,389	1,201,184
Convertible preferred shares	--	--	--	--
Restricted common shares	--	--	223,228	--
Stock options	--	--	392,123	1,201,984
Diluted number of common shares	19,959,258	16,476,589	21,808,245	21,792,010

Warrants to purchase 4,975,515 shares of common stock at prices ranging from $0.01 to $3.00 per share, and related weighted average price per share of $2.12, were outstanding during the nine months ended September 30, 2005, and options, restricted stock and redeemable convertible preferred shares, including accrued preferred dividends, to purchase 3,040,275 shares of common stock at prices ranging from $0.01 to $3.6875 per share, and related weighted average prices per share of $1.31, were outstanding during the nine months ended September 30, 2005, respectively, but were not included in the computation of diluted EPS because the Company had a net loss attributable to common shareholders for the nine months ended September 30, 2005. Furthermore, for the nine and three months ended Septemeber 30, 2005, redeemable convertible preferred shares including accrued preferred dividends were not included in the computation of EPS because they were antidilutive.

Warrants to purchase 5,125,515 shares of common stock at prices ranging from $0.01 to $3.00 per share, and a related weighted average price per share of $2.12, were outstanding during the nine months ended September 30, 2004, and options and redeemable convertible preferred shares, including accrued preferred dividends, to purchase 3,196,258 shares of common stock at prices ranging from $0.41 to $3.6875 per share, and a related weighted average price per share of $1.30, were outstanding during the nine months ended September 30, 2004, but were not included in the computation of diluted EPS because the Company had a net loss attributable to common shareholders for the nine months ended September 30, 2004. Furthermore, for the nine and three months ended September 30, 2004, redeemable convertible preferred shares including accrued preferred dividends were not included in the computation of diluted EPS because they were antidilutive.

E. Goodwill and Intangibles

Goodwill:

The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 are as follows:

	QCS	Strategic Intelligence	Market Research	Teltech
	Segment	Segment	Segment	Segment	Total
Balance as of January 1, 2005	$--	$50,000	$7,409,000	$4,755,000	$12,214,000
Contingent consideration adjustment related to acquisition of Guideline	--	--	129,000	--	129,000
Goodwill related to acquisition of Atlantic	--	--	2,704,000	--	2,704,000
Goodwill related to acquisition of Signia	--	3,126,000	--	--	3,126,000

Balance as of September 30, 2005	$--	$3,176,000	$10,242,000	$4,755,000	$18,173,000

Goodwill is evaluated for impairment annually on July 1st.

Intangibles:

The table below represents the gross carrying amount, accumulated amortization, and amortization expense related to the Company’s intangible assets:

Gross
	Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets as of December 31, 2004
Customer relationships	$ 948,000	$ (218,000)
Unamortized intangible assets as of December 31, 2004
Trade names	$ 272,000
Amortized intangible assets as of September 30, 2005
Customer relationships and non-compete agreements	$2,172,000	$ (427,000)
Unamortized intangible assets as of September 30, 2005
Trade names	$ 865,000
Aggregate Amortization Expense:
For the nine months ended September 30, 2005	$ 209,000
For the nine months ended September 30, 2004	$ 102,000
For the three months ended September 30, 2005	$ 88,000
For the three months ended September 30, 2004	$ 34,000

F. Other Assets

On September 29, 2004, the Company, Empire Media, LLC (“Empire”), and TripleHop Technologies, Inc. (“TripleHop”) (the Company, Empire, and TripleHop are hereinafter referred to individually as a "Member" and collectively as "Members"), entered into an Operating Agreement (the “Agreement”) in order to formally establish the Find.com joint venture. Find.com has been organized as a Delaware limited liability company, with the Company and Empire initially owning 47.5% each, and TripleHop owning the balance. In exchange for its 47.5% voting interest, the Company initially contributed $50,000 cash in March 2004 and entered into a license agreement with Find.com related to Find.com’s use of the “find.com” URL. In exchange for its 47.5% voting interest, Empire contributed $100,000 cash and will enter into a license agreement with Find.com related to Find.com’s rights to publish Empire produced content. In exchange for its 5.0% non-voting interest, TripleHop entered into a license agreement with Find.com related to Find.com’s use of the underlying software which serves as the core search functionality powering the “find.com” website.

Subsequent to its initial investment, the Company contributed an additional $200,000. Effective April 1, 2005, the Company owned 49.1% of Find.com. The remaining 50.9% is owned by Empire (21.3%), TripleHop (2.8%) and various other investors (26.8%). During the nine months ended September 30, 2005, the Company recorded its share of Find.com’s loss, representing a loss on investment of $98,000. Since the initial investment, the Company has recorded a cumulative loss on investment of $192,000, representing its share of Find.com’s cumulative loss. As of September 30, 2005, the Company’s investment in Find.com is $58,000. The Company accounts for its investment in Find.com under the equity method of accounting for investments.

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

We have a 9.1% interest in Strategic Research Institute, L.P. (“SRI”). We share in profits of SRI, but do not share in losses. SRI is a business conference and event company. The value of this investment is zero for all periods presented.

G. Debt

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

On April 1, 2005, the full amount of the Term Facility was drawn in a single drawing and applied, among other things, to (i) consummate the acquisition of Atlantic Research & Consulting, Inc., (ii) consummate the acquisition of Signia Partners Incorporated, and (iii) pay transaction-related costs and expenses with respect to such acquisitions.

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

As of September 30, 2005, $4,275,000 remains outstanding under the Term Facility, and the full balance of $4,500,000 is available to be borrowed under the Revolving Facility. Accrued but unpaid interest related to the Term Facility was approximately $47,000 as of September 30, 2005. The Term Facility bears interest at LIBOR plus 3%, which was 6.50% at September 30, 2005 based on a 3-month LIBOR contract. The Revolving Facility bears interest at LIBOR plus 3%, which was 6.35% and 6.39% at September 30, 2005 based on 2-month and 1-month LIBOR contracts, respectively. Interest expense related to the Term Facility was $139,000 and $70,000 for the nine and three months ended September 30, 2005, respectively. Interest expense related to the Revolving Facility was $32,000 for the nine and three months ended September 30, 2005. As of September 30, 2005, the Company has recorded approximately $75,000 in amortization of total deferred financing fees of approximately $760,000 related to the Credit Facility, which is included in interest expense.

Loans under the Revolving Facility will be made available after April 1, 2005 and until the earlier of (i) April 1, 2008, and (ii) the date of termination of the commitment of the Lender to make revolving credit loans and of the obligation of the Lender to make letter of credit extensions.

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

All obligations under the Senior Secured Facilities are secured by a security interest in substantially all of the personal property of the Company.

On August 11, 2005, the Company entered into an amendment and waiver (“Amendment and Waiver”) to the Credit Agreement. The Amendment and Waiver added certain financial covenants which will only be in effect for the fiscal quarter ended September 30, 2005. Furthermore, the Consolidated EBITDA, Funded Debt to Consolidated EBITDA and Minimum Profitability covenants were waived for the fiscal quarter ended June 30, 2005.

The Company believes it was in compliance with all of its loan agreements with the Lender as of September 30, 2005.

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

The Company maintained a $1,000,000 line of credit with JP Morgan Chase Bank (the “Line of Credit”). Any borrowings under the Line of Credit were subject to interest at prime plus 0.50%. During May 2004, the Company repaid the $876,000 outstanding balance. Interest expense related to the Line of Credit amounted to $13,000 for the nine months ended September 30, 2004. The Line of Credit contained certain restrictions on the conduct of the Company’s business, including, among other things, restrictions on incurring debt, and creating or suffering liens. The Line of Credit was terminated effective March 31, 2005.

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

As a result of the repayment of outstanding debt during May 2004, the Company recorded additional non-cash interest expense of $223,000 during the nine months ended September 30, 2004 to fully amortize the balance of any remaining unamortized deferred financing fees associated with the Term Note, the Note and the Second Note.

H. Income Taxes

The $274,000 income tax provision for the nine months ended September 30, 2005 and the $315,000 income tax benefit for the nine months ended September 30, 2004, represent 135.0% and 21.6%, respectively, of the income (loss) before provision/(benefit) for income taxes. The difference between these rates and the statutory rate primarily relates to expenses that are not deductible for income tax purposes.

The $206,000 income tax provision for the three months ended September 30, 2005 and the $255,000 income tax provision for the three months ended September 30, 2004, represent 31.6% and 45.5%, respectively, of the income before provision for income taxes. The difference between these rates and the statutory rate primarily relates to expenses that are not deductible for income tax purposes.

Of the net deferred tax asset, $431,000 and $696,000 is classified as current as of September 30, 2005 and December 31, 2004, respectively.

I. Shareholders’ Equity

Private Placement

On May 10, 2004 (the “Closing Date”), the Company raised $13,500,000 through a private placement of (i) 6,000,000 shares of the Company’s Common Stock, and (ii) warrants to purchase an aggregate of 3,000,000 shares of Common Stock. The Company sold these shares and warrants through 6,000,000 units at $2.25 per unit, with each unit consisting of one share of Common Stock and one warrant to purchase one-half of one share of Common Stock at an exercise price of $3.00 per full share. The warrants are exercisable at any time before May 10, 2009. The net proceeds of the sale of the Common Stock and the warrants were partially used by the Company to pay off its debt of approximately $5.6 million, and is also intended to be used for working capital and general corporate purposes, including the financing of potential acquisitions. Transaction costs related to the private placement were approximately $1,354,000, which were recorded in capital in excess of par value as a partial offset against gross proceeds received from the private placement. The fair value of the warrants as of the Closing Date of approximately $3,231,000 was determined using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate range of 3.95%, volatility of 46% and an expected life of 5 years.

Stock Options

During the nine-month period ended September 30, 2005, 179,750 options to purchase shares of common stock were granted under the Company’s Stock Option Plans, with exercise prices ranging from $1.20 to $1.48, which represents the fair market value of such shares on the respective dates of grant. During the nine-month period ended September 30, 2004, options to purchase 501,000 shares of common stock were granted under the Company’s Stock Option Plans, with exercise prices ranging from $1.48 to $2.60, which represents the fair market value of such shares on the respective dates of grant. Stock based compensation expense was $371,000 and $330,000 for the nine months ended September 30, 2005 and 2004, respectively, and $100,000 and $243,000 for the three months ended September 30, 2005 and 2004, respectively.

During the nine-month periods ended September 30, 2005 and 2004, 208,187 and 148,423 options, respectively, were cancelled or terminated under the Company’s Stock Option Plans, at prices ranging from $0.50 to $3.69 and $0.50 to $3.6875, respectively.

Stock options were granted in November 2001 for future services to be rendered to the Company by the Chief Executive Officer (“CEO”), the Chairman and a consultant. In 2003, the Board approved the acceleration of the vesting of 105,000 and 117,000 options granted to the Chairman and CEO, respectively, which the CEO and Chairman then exercised for cash. Compensation expense related to these grants was $0 and $13,000 for the nine-month periods ended September 30, 2005 and 2004, respectively and $0 and $(144,000) for the three-month periods ended September 30, 2005 and 2004, respectively.

Restricted Stock

On January 1, 2005, 100,000 shares of restricted stock were granted to the Company’s Chief Executive Officer. Deferred compensation expense related to these shares was calculated at fair value on the date of grant, and is being amortized over a vesting period of three years. Compensation expense related to these shares was $40,000 and $14,000 for the nine and three months ended September 30, 2005, respectively. Deferred stock-based compensation was $119,000 at September 30, 2005 and is included in Shareholders’ Equity on the accompanying Consolidated Balance Sheet.

On January 1, 2005, 25,000 shares of restricted stock were granted to the Company’s Chief Financial Officer. Deferred compensation expense related to these shares was calculated at fair value on the date of grant, and is being amortized over a vesting period of three years. Compensation expense related to these shares was $10,000 and $4,000 for the nine and three months ended September 30, 2005, respectively. Deferred stock-based compensation was $30,000 at September 30, 2005 and is included in Shareholders’ Equity on the accompanying Consolidated Balance Sheet.

During 2004, 100,000 shares of restricted stock were granted to the Company’s Chief Operating Officer. Deferred compensation expense related to these shares was calculated at fair value on the date of grant, and is being amortized over the vesting period of four years. In July 2005, 50,000 shares of restricted stock were granted to the Company’s Chief Operating Officer. Deferred compensation expense related to these shares was calculated at fair value on the date of grant, and is being amortized over the vesting period of four years. Compensation expense related to these shares was $62,000 and $28,000 and $24,000 and $28,000 for the nine and three months ended September 30, 2005 and 2004, respectively. Deferred stock-based compensation was $218,000 at September 30, 2005 and is included in Shareholders’ Equity on the accompanying Consolidated Balance Sheet.

Redeemable Convertible Preferred Stock

The Company has authorized preferred stock consisting of 2,000,000 shares at $.0001 par value. At September 30, 2005, there were 333,333 shares of redeemable convertible preferred stock outstanding. See Note O “Acquisitions” for a further explanation of redeemable convertible preferred stock issued during 2003 in connection with the Guideline acquisition.

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

(in thousands)	Nine Months Ended September 30,
	2005	2004(2) (3)	$ Change	% Change
Revenues
QCS	$11,890	$12,807	$(917)	(7.16)%
Strategic Intelligence	3,032	1,357	1,675	123.43%
Market Research	10,288	8,943	1,345	15.04%
Teltech	6,338	6,125	213	3.48%
Revenues	$31,548	$29,232	$2,316	7.92%

Operating income (loss)
QCS	$833	$1,005	$(172)	(17.11)%
Strategic Intelligence	496	29	467	1,610.34%
Market Research	967	1,170	(203)	(17.35)%
Teltech	525	722	(197)	(27.29)%
Total segment operating income	2,821	2,926	(105)	(3.59)%
Corporate & other (1)	(2,290)	(2,810)	520	18.51%
Operating income	$531	$116	$415	357.76%
Income (loss) Before Income Taxes
QCS	$833	$1,005	$(172)	(17.11)%
Strategic Intelligence	499	29	470	1,620.69%
Market Research	965	1,033	(68)	(6.58)%
Teltech	523	583	(60)	(10.29)%
Total segment income before income taxes	2,820	2,650	170	6.42%
Corporate & other (1)	(2,617)	(4,200)	1,583	37.69%
Income (loss) before income taxes	$203	$(1,550)	$1,753	113.10%

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

(3) As restated for the adoption of SFAS No. 123. See Note A.

(in thousands)	Three Months Ended September 30,
	2005	2004(2) (3)	$ Change	% Change
Revenues
QCS	$3,990	$4,172	$(182)	(4.36)%
Strategic Intelligence	1,111	474	637	134.39%
Market Research	4,202	3,274	928	28.34%
Teltech	2,130	1,995	135	6.77%
Revenues	$11,433	$9,915	$1,518	15.31%

Operating income (loss)
QCS	$459	$410	$49	11.95%
Strategic Intelligence	75	4	71	1,775.00%
Market Research	584	461	123	26.68%
Teltech	161	318	(157)	(49.37)%
Total segment operating income	1,279	1,193	86	7.21%
Corporate & other (1)	(479)	(570)	91	15.96%
Operating income	$800	$623	$177	28.41%

Income (loss) Before Income Taxes
QCS	$459	$410	$49	11.95%
Strategic Intelligence	77	4	73	1,825.00%
Market Research	583	461	122	26.46%
Teltech	160	317	(157)	(49.53)%
Total segment income before income taxes	1,279	1,192	87	7.30%
Corporate & other (1)	(628)	(631)	3	0.48%
Income before income taxes	$651	$561	$90	16.04%

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

L. Accrued Expenses

As of December 31, 2004, a balance of $478,000 remained accrued for charges under a severance plan approved by the Board of Directors. Payments totaling $408,000 were made to 13 individuals during the nine months ended September 30, 2005. The remaining balance of $70,000 will be paid through July 2010.

During 2005, the Company accrued an additional charge of $631,000 under a severance plan approved by the Board of Directors. Payments totaling $424,000 were made to 26 individuals during the nine months ended September 30, 2005. Of the remaining balance of $207,000, $138,000 will be paid through March 2006, and $69,000, which has been classified as a long-term liability, will be paid through July 2015.

Given that Guideline achieved agreed upon levels of EBITDA (as defined in the purchase agreement), during the quarter ended September 30, 2005, the Company paid approximately $2.2 million, which represents the Two Year Deferred Consideration earned (as defined in the purchase agreement).

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

M. Deferred Compensation

The Company has a deferred compensation arrangement with Andrew Garvin, the founder and former President of the Company. In November 2003, Mr. Garvin announced his early retirement as of December 31, 2003. The Company revised the calculation of Mr. Garvin’s accrued deferred compensation to reflect his announced date of retirement. Accordingly, the present value of the obligation as of December 31, 2003 was approximately $243,000. This will be paid over the contractual term of 10 years, which began in January 2004. On September 29, 2004, the Company and Mr. Garvin executed Amendment No. 1 to the Separation Agreement dated as of December 31, 2003 in order to restructure the timing and reduced amount of certain deferred compensation payments. During the nine months ended September 30, 2005 and 2004, payments totaling approximately $10,000 and $91,000, respectively, were made. The remaining liability at September 30, 2005 is approximately $129,000 which is included in deferred compensation and other liabilities.

N. Supplemental Disclosure of Non-Cash Investing and Financing Activities

Non-cash investing activities:

During the quarter ended September 30, 2005, the Company recorded a $168,000 addition to leasehold improvements for new carpet at one of its locations, which was paid for directly by its landlord. This was included as a component of deferred rent, and will be amortized to expense over the life of the lease.

As of September 30, 2005, the Company has accrued approximately $17,000, which represents unpaid transaction costs related to the acquisitions of Atlantic and Signia.

On April 1, 2005, the Company issued 500,157 shares of its Common Stock valued at approximately $803,000 to the former owners of Atlantic and Signia as part of these acquisitions.

Non-cash financing activities:

During the nine months ended September 30, 2005, the Company recorded the exercise of 21,600 options at prices ranging from $0.50 to $1.062, in exchange for 9,513 shares of common stock at prices ranging from $1.30 to $1.54.

During the nine months ended September 30, 2004, the Company recorded the exercise of 198,725 options at prices ranging from $0.50 to $2.40, in exchange for 127,503 shares of common stock at prices ranging from $1.80 to $2.75.

During the nine months ended September 30, 2005 and 2004, the Company recorded preferred dividends of $30,000 for such periods, and recorded accretion on redeemable common shares of $113,000 during the nine months ended September 30, 2004.

O. Acquisitions

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

The consideration paid to date for this acquisition consisted of the following:

•  Approximately $3,686,000 paid in cash (including $137,000 of transaction costs and net of cash acquired); and

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

Signia Partners

On April 1, 2005, the Company acquired all of the capital stock of Signia Partners Incorporated as described in the Stock Purchase Agreement (the “Signia Purchase Agreement”) between the Company and Charles Douglas House (“House”), as the sole stockholder of Signia. The consideration for this acquisition consisted of approximately $3,400,000 in cash paid at closing (after taking into account certain closing adjustments), 187,559 shares of common stock, and an aggregate of up to $1,400,000 in deferred consideration payable in cash over three years, which deferred payments are contingent upon Signia achieving certain prescribed amounts of Adjusted EBITDA (as defined in the Signia Purchase Agreement). If aggregate Adjusted EBITDA for the three-year period beginning on February 1, 2005 exceeds $2,550,000, House will also receive additional deferred consideration equal to the amount of such excess multiplied by 0.25.

Signia, headquartered just outside of Washington, D.C., is a provider of in-depth business research and fact-based decision support, focusing on the financial services, health care and consumer sectors.

Simultaneously with the Company’s acquisition of Signia, Signia entered into new employment agreements with House and two other senior executives of Signia.

The consideration paid to date for this acquisition consisted of the following:

•  Approximately $3,636,000 paid in cash (including $247,000 of transaction costs and net of cash acquired); and

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

The Company’s acquisition of Signia was financed at closing with the combination of (i) funds borrowed upon the closing of a senior secured credit facility with the Lender (see Note G. “Debt” above), and (ii) cash on hand.

The following table sets forth the components of the purchase price for the Atlantic and Signia acquisitions:

	Atlantic	Signia	Total
Cash paid (including transaction costs, net of cash acquired)	$3,686,000	$3,636,000	$7,322,000
Common stock issued to sellers	502,000	301,000	803,000
Total purchase consideration	$4,188,000	$3,937,000	$8,125,000

The following table summarizes the preliminary amounts allocated to the acquired assets and assumed liabilities. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. The value reflected in these elements of the purchase price do not meet the definition of an intangible asset under FAS 141 and is reflected in goodwill. The preliminary valuation of acquired intangible assets was prepared by an independent appraisal firm. The initial purchase price allocations are preliminary and may be adjusted for changes in estimates of the fair value of the assets acquired and liabilities assumed. The Company expects that the purchase price allocations will be finalized by the time it files its Annual Report on Form 10-K for the fiscal year ending December 31, 2005. The significant assumptions used in the valuations included factors affecting the duration, growth rates and amounts of future cash flows for each income stream, specifically: the future economic outlook for the industry, risks involved in the business, and the impact of competition changes.

	Atlantic	Signia	Total
Current assets	$741,000	$823,000	$1,564,000
Property and equipment	230,000	52,000	282,000
Other assets	--	9,000	9,000
Liabilities assumed, current	(580,000)	(418,000)	(998,000)
Liabilities assumed, non-current	(2,000)	(377,000)	(379,000)
Fair value of net assets acquired	389,000	89,000	478,000
Goodwill	2,704,000	3,126,000	5,830,000
Amortizable intangible assets	695,000	529,000	1,224,000
Indefinite-lived intangible assets	400,000	193,000	593,000
Total purchase consideration	$4,188,000	$3,937,000	$8,125,000

Amortizable intangible assets, which generally include customer lists, are amortized over a period of 7 years. Amortization of intangible assets was $209,000 and $88,000 for the nine and three months ended September 30, 2005 and was $102,000 and $34,000 for the nine and three months ended September 30, 2004.

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

Pro Forma Results of Operations (unaudited)

Nine Months ended September 30, 2005
Total pro forma revenue	$34,033,000
Pro forma net loss	$(120,000)
Pro forma loss per share attributable to common shareholders:
Basic and diluted	$(0.01)

ITEM 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2004 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

General

FIND/SVP, Inc. and our wholly-owned subsidiaries provide a full range of custom research, market research and outsourced information services that are designed to address our customers’ critical business information needs. We function as many of our customers’ primary information and business intelligence resource on an outsourced basis, especially among companies that have downsized their internal research staffs and information resources. We also serve as a reliable supplemental resource to customers’ internal capabilities. As a result of our acquisitions in 2005 of Atlantic Research & Consulting (“Atlantic”) and Signia Partners (“Signia”), and in 2003 of Guideline and Teltech, combined with further internal development of new service offerings, we also provide a range of specialized higher priced research and consulting services. For example, we currently provide custom market research and due diligence research services which serve to address particular strategic business information needs within specific markets such as R&D, healthcare, marketing and private equity/money management.

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

Results of Operations - Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

The following represents the Company’s analysis of its results of operations for the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004.

(in thousands)	Nine Months Ended September 30,
	2005	2004(1) (2)	$ Change	% Change
Revenues
QCS	$11,890	$12,807	$(917)	(7.16)%
Strategic Intelligence	3,032	1,357	1,675	123.43%
Market Research	10,288	8,943	1,345	15.04%
Teltech	6,338	6,125	213	3.48%
Revenues	$31,548	$29,232	$2,316	7.92%

Direct costs	$19,120	$17,058	$2,062	12.10%

Selling, general and administrative expenses	$11,897	$12,058	$(161)	(1.34)%

Interest expense	$259	$1,600	$(1,341)	(83.81)%

Income tax (provision) benefit	$(274)	$315	$(589)	(186.98)%

(1) On April 21, 2004, the Company sold its Information Advisor newsletter business, which was part of the Company’s QCS segment, to Information Today. This business represented a de minimis portion of the Company’s overall business. The sale proceeds to the Company consisted of $52,500 in cash, $15,000 of free advertising, and the buyer’s assumption of an unearned income liability, less modest transaction expenses. The Company recorded a gain on sale of assets of $92,000.

(2) As restated for the adoption of SFAS No. 123. See Note A to the Company’s financial statements included elsewhere in this Form 10-Q.

Revenues

Revenues increased by $2,316,000, or 7.9%, from $29,232,000 for the nine months ended September 30, 2004 to $31,548,000 for the nine months ended September 30, 2005. See below for more details regarding this increase.

QCS

QCS revenues, which result from annual retainer contracts paid by clients on a monthly, quarterly, semi-annual or annual basis, decreased by $917,000, or 7.2%, from $12,807,000 for the nine months ended September 30, 2004 to $11,890,000 for the nine months ended September 30, 2005. The decrease from 2004 to 2005 was a result of customer cancellations that were not sufficiently offset by the sale of new customer accounts. We believe that the decrease in revenues in this segment was primarily a result of certain customers and prospects deciding that they could satisfy their day-to-day research needs internally through the use of the internet.

Strategic Intelligence

Strategic Intelligence revenues, which result from more in-depth research and consulting engagements, increased by $1,675,000, or 123.4%, from $1,357,000 for the nine months ended September 30, 2004 to $3,032,000 for the nine months ended September 30, 2005. This increase was primarily due to the acquisition of Signia on April 1, 2005 and the subsequent integration of Signia’s operations and financial results into this business segment.

Market Research

Market Research revenues, which result from custom market research projects, such as surveys and focus groups, increased by $1,345,000, or 15.0%, from $8,943,000 for the nine months ended September 30, 2004 to $10,288,000 for the nine months ended September 30, 2005. This increase was due to the acquisition of Atlantic on April 1, 2005 and the inclusion from that date of $3,105,000 of revenues from Atlantic for the nine months ended September 30, 2005, partially offset by a revenue decrease of $1,759,000 at the Company’s Guideline business. The revenue decrease at Guideline resulted from the combination of delays on the part of customers in commencing new projects, as well as reduced demand within certain customers and markets.

Teltech

Teltech revenues, which result from on-demand research, outsourced information services and in-depth projects, increased by $213,000, or 3.5%, from $6,125,000 for the nine months ended September 30, 2004 to $6,338,000 for the nine months ended September 30, 2005. This was primarily the result of the introduction of Teltech’s Litigation Support business, which provides customers with access to subject-matter experts to support customer litigation activities, as well as an increase in in-depth consulting engagements, partially offset by a decrease in deposit account revenue due to lower usage.

Direct costs

Direct costs, which are those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases, increased by $2,062,000, or 12.1%, from $17,058,000 for the nine months ended September 30, 2004 to $19,120,000 for the nine months ended June 30, 2005. Direct costs represented 60.6% and 58.3% of revenues for the nine months ended September 30, 2005 and 2004, respectively. The increase in total direct costs was primarily the result of the acquisitions of Atlantic and Signia (total direct costs, from the date of acquisition, for Atlantic and Signia were $3,555,000, which are included in the nine months ended September 30, 2005). Exclusive of Atlantic and Signia, direct costs decreased by $1,493,000, from $17,058,000 for the nine months ended September 30, 2004 to $15,565,000 for the nine months ended September 30, 2005. This decrease was primarily due to the decreases in revenue in the Company’s QCS segment as well as the Guideline portion of the Company’s Market Research segment, a decrease in purchases made on behalf of clients, including the cost paid to content providers, of $1,270,000, and decreases in royalties, photocopy charges and direct labor, including stock compensation expense, totaling $131,000.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $161,000, or 1.3%, from $12,058,000, or 41.3% of revenue, for the nine months ended September 30, 2004 to $11,897,000, or 37.7% of revenue, for the nine months ended September 30, 2005. The decrease in total selling, general and administrative expenses was offset by the acquisitions of Atlantic and Signia (total selling, general and administrative expenses, from the date of acquisition, for Atlantic and Signia were $1,199,000, which are included in the nine months ended September 30, 2005). Exclusive of Atlantic and Signia, selling, general and administrative expenses decreased by $1,360,000, or 11.3%, to $10,698,000 for the nine months ended September 30, 2005. This decrease was due primarily to a decrease in indirect labor costs, including stock compensation expense, of $1,053,000, a decrease in rent expense of $467,000 due to the abandonment of one of the Company’s leases in 2004, a decrease in bad debt expense of $115,000 and decreases in moving expenses and maintenance costs totaling $128,000, partially offset by an increase in severance and related charges of $270,000 primarily related to the Company’s restructuring of its sales force, and an increase in professional fees of $266,000.

Interest expense

Interest expense decreased by $1,341,000 from $1,600,000 for the nine months ended September 30, 2004 to $259,000 for the nine months ended September 30, 2005. The decrease was due to the repayment of all outstanding debt in May 2004, offset by interest related to the new credit facility with Fleet National Bank, a Bank of America company, entered into in March 2005. (See Note G. to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for more information regarding this credit facility).

Income Taxes

The $274,000 income tax provision for the nine months ended September 30, 2005 and the $315,000 income tax benefit for the nine months ended September 30, 2004, represent 135.0% and 20.3%, respectively, of the income (loss) before provision/(benefit) for income taxes. The difference between these rates and the statutory rate primarily relates to expenses that are not deductible for income tax purposes.

Results of Operations - Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

The following represents the Company’s analysis of its results of operations for the three months ended September 30, 2005 as compared with the three months ended September 30, 2004.

(in thousands)	Three Months Ended September 30,
	2005	2004(1) (2)	$ Change	% Change
Revenues
QCS	$3,990	$4,172	$(182)	(4.36)%
Strategic Intelligence	1,111	474	637	134.39%
Market Research	4,202	3,274	928	28.34%
Teltech	2,130	1,995	135	6.77%
Revenues	$11,433	$9,915	$1,518	15.31%

Direct costs	$7,208	$5,609	$1,599	28.51%

Selling, general and administrative expenses	$3,425	$3,683	$(258)	(7.00)%

Interest (expense) income	$(144)	$2	$(146)	(7,300.00)%

Income tax provision	$206	$255	$(49)	(19.22)%

(1) On April 21, 2004, the Company sold its Information Advisor newsletter business, which was part of the Company’s QCS segment, to Information Today. This business represented a de minimis portion of the Company’s overall business. The sale proceeds to the Company consisted of $52,500 in cash, $15,000 of free advertising, and the buyer’s assumption of an unearned income liability, less modest transaction expenses. The Company recorded a gain on sale of assets of $92,000.

(2) As restated for the adoption of SFAS No. 123. See Note A to the Company’s financial statements included elsewhere in this Form 10-Q.

Revenues

Revenues increased by $1,518,000, or 15.3%, from $9,915,000 for the three months ended September 30, 2004 to $11,433,000 for the three months ended September 30, 2005. See below for more details regarding this increase.

QCS

QCS revenues decreased by $182,000, or 4.4%, from $4,172,000 for the three months ended September 30, 2004 to $3,990,000 for the three months ended September 30, 2005. The decrease from 2004 to 2005 was a result of customer cancellations that were not sufficiently offset by the sale of new customer accounts. We believe that the decrease in revenues in this segment was primarily a result of certain customers and prospects deciding that they could satisfy their day-to-day research needs internally through the use of the internet.

Strategic Intelligence

Strategic Intelligence revenues increased by $637,000, or 134.4%, from $474,000 for the three months ended September 30, 2004 to $1,111,000 for the three months ended September 30, 2005. This increase was primarily due to the acquisition of Signia on April 1, 2005 and the subsequent integration of Signia’s operations and financial results into this business segment.

Market Research

Market Research revenues increased by $928,000, or 28.3%, from $3,274,000 for the three months ended September 30, 2004 to $4,202,000 for the three months ended September 30, 2005. This increase was due to the acquisition of Atlantic on April 1, 2005 and the inclusion of $1,509,000 of revenues from Atlantic for the three months ended September 30, 2005, partially offset by a revenue decrease of $580,000 at the Company’s Guideline business. The revenue decrease at Guideline resulted from the combination of delays on the part of customers in commencing new projects, as well as reduced demand with certain customers and markets.

Teltech

Teltech revenues, increased by $135,000, or 6.8%, from $1,995,000 for the three months ended September 30, 2004 to $2,130,000 for the three months ended September 30, 2005. This was primarily the result of the introduction of Teltech’s Litigation Support business, which provides customers with access to subject-matter experts to support customer litigation activities.

Direct costs

Direct costs, which are those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases, increased by $1,599,000, or 28.5%, from $5,609,000 for the three months ended September 30, 2004 to $7,208,000 for the three months ended September 30, 2005. Direct costs represented 63.0% and 56.6% of revenues for the three months ended September 30, 2005 and 2004, respectively. The increase in total direct costs was primarily the result of the acquisitions of Atlantic and Signia (total direct costs for Atlantic and Signia were $1,812,000 for the three months ended September 30, 2005). Exclusive of Atlantic and Signia, direct costs decreased by $213,000, from $5,609,000 for the three months ended September 30, 2004 to $5,396,000 for the three months ended September 30, 2005. This decrease was primarily a result of the decrease in revenue in the Company’s QCS segment, as well as the Guideline portion of the Market Research segments and a decrease in purchases made on behalf of clients, including the cost paid to content providers, of $519,000, partially offset by an increase in direct labor costs, including stock compensation expense, of $249,000.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $258,000, or 7.0%, from $3,683,000, or 37.2% of revenue, for the three months ended September 30, 2004 to $3,425,000, or 30.0% of revenue, for the three months ended September 30, 2005. Total selling, general and administrative expenses for Atlantic and Signia were $527,000 for the three months ended September 30, 2005. Exclusive of Atlantic and Signia, direct costs decreased by $785,000, from $3,683,000 for the three months ended September 30, 2004 to $2,898,000 for the three months ended September 30, 2005. This decrease was due primarily to a decrease in indirect labor costs, including stock compensation expense, of $554,000 and decreases in rent expense, severance and related expenses, bad debt expense and travel expenses totaling $163,000, partially offset by an increase in professional fees of $97,000.

Interest expense

Interest expense increased by $146,000 from $(2,000) for the three months ended September 30, 2004 to $144,000 for the three months ended September 30, 2005. The increase was related to the new credit facility with Fleet National Bank, a Bank of America company, entered into in March 2005. (See Note G. to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for more information regarding this credit facility).

Income Taxes

The $206,000 income tax provision for the three months ended September 30, 2005 and the $255,000 income tax provision for the three months ended September 30, 2004, represent 32% and 45%, respectively, of the income before provision for income taxes. The difference between these rates and the statutory rate primarily relates to expenses that are not deductible for income tax purposes. The tax provision for the three months ended September 30, 2005 includes the impact of the true-up of the Company’s provision for the nine months ended September 30, 2005 given the Company’s third quarter 2005 performance.

New Accounting Principles

See Note C. to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

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

Revenue Recognition

Approximately 47% and 43% of the Company’s revenues for the nine and three months ended September 30, 2005, respectively, were derived from subscription contracts with customers, including all of the revenues of the QCS business segment and approximately 45% and 44% of the revenues for the nine and three months ended September 30, 2005, respectively, of the Teltech business segment. The remaining 53% and 57% of the Company’s revenues for the nine and three months ended September 30, 2005, respectively, consisted of market research projects, in-depth research projects and outsourced information services.

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

Goodwill and Intangibles

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Effective January 1, 2002 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized. Instead, goodwill is evaluated for impairment using a two-step process that is performed at least annually (on January 1st for goodwill related to our Customer Survey and Satisfaction Research (“CSSR”) business, which is part of the Strategic Intelligence segment, and July 1st for goodwill related to our Guideline, Teltech, Atlantic and Signia businesses) and whenever events or circumstances indicate impairment may have occurred. The first step is a comparison of the fair value of an internal reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, a second test is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of the goodwill is greater than the implied value, an impairment loss is recognized for the difference. The implied value of the goodwill is determined as of the test date by performing a purchase price allocation as if the reporting unit had just been acquired, using currently estimated fair values of the individual assets and liabilities of the reporting unit, together with an estimate of the fair value of the reporting unit taken as a whole. The estimate of the fair value of the reporting unit is based upon information available regarding prices of similar groups of assets, or other valuation techniques including present value techniques based upon estimates of future cash flow.

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

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from retainer accounts (including prepaid retainer fees from clients) and borrowings. Cash balances were- $577,000 and $4,519,000 at September 30, 2005 and December 31, 2004, respectively. Our working capital position (current assets less current liabilities) at September 30, 2005 was $31,000 as compared to our working capital position of $2,832,000 at December 31, 2004. Included in current liabilities is unearned retainer income of $4,051,000 as of September 30, 2005 and $3,472,000 as of December 31, 2004. Such amounts reflect amounts billed, but not yet earned.

Cash of $1,524,000 was provided by operating activities during the nine months ended September 30, 2005 and cash of $(1,160,000) was used in operating activities during the nine months ended September 30, 2004. During the nine months ended September 30, 2005, operating cash was provided primarily by a decrease in prepaid expenses and other current assets of $527,000, an increase in accounts payable and accrued expenses of $345,000, and depreciation and amortization of $905,000 partially offset by an increase in accounts receivable of $780,000 and cash used for other general operating purposes. Adjustments to reconcile net loss to net cash provided by operating activities for the nine months ended September 30, 2005 were also impacted by the acquisitions of Atlantic and Signia.

Cash used in investing activities was $(9,843,000) and $(1,945,000) in the nine-month periods ended September 30, 2005 and 2004, respectively. In 2005, the primary use of cash was related to the purchase of Atlantic of $3,686,000, the purchase of Signia of $3,636,000, the payment of deferred consideration related to the purchase of Guideline of $2,160,000 and capital expenditures for computer hardware upgrades and leasehold improvements. In 2004, the primary uses of cash related to capital expenditures for computer hardware and software upgrades and leasehold improvements, as well as for additional fees incurred in connection with the acquisitions of Guideline and Teltech. During 2005, the Company expects to spend approximately $700,000 for capital items, which will relate primarily to computer hardware and software upgrades and for leasehold improvements.

Cash of $4,377,000 was provided by financing activities during the nine months ended September 30, 2005 and cash of $6,839,000 was provided by financing activities during the nine months ended September 30, 2004. In 2005, the most significant items were borrowings under notes payable of $6,500,000, proceeds from the exercise of stock options of $146,000 and the collection of an employee note receivable of $50,000, partially offset by payments under notes payable of $2,225,000 and payments under capital leases of $72,000. In 2004, the most significant items were $12,181,000 in net proceeds from the issuance of common stock related to the Company’s equity offering completed in May 2004 and $200,000 borrowed under notes payable, offset by note repayments of $5,576,000.

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

On April 1, 2005, the full amount of the Term Facility was drawn in a single drawing and applied, among other things, to (i) consummate the acquisition of Atlantic Research & Consulting, Inc., (ii) consummate the acquisition of Signia Partners Incorporated, and (iii) pay transaction-related costs and expenses with respect to such acquisitions.

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

As of September 30, 2005, $4,275,000 remains outstanding under the Term Facility, and the full balance of $4,500,000 is available to be borrowed under the Revolving Facility. Accrued but unpaid interest related to the Term Facility was approximately $47,000 as of September 30, 2005. The Term Facility bears interest at LIBOR plus 3%, which was 6.50% at September 30, 2005 based on a 3-month LIBOR contract. The Revolving Facility bears interest at LIBOR plus 3%, which was 6.35% and 6.39% at September 30, 2005 based on 2-month and 1-month LIBOR contracts, respectively. Interest expense related to the Term Facility was $139,000 and $70,000 for the nine and three months ended September 30, 2005, respectively. Interest expense related to the Revolving Facility was $32,000 for the nine and three months ended September 30, 2005. As of September 30, 2005, the Company has recorded approximately $75,000 in amortization of total deferred financing fees of approximately $760,000 related to the Credit Facility, which is included in interest expense.

Loans under the Revolving Facility will be made available after April 1, 2005 and until the earlier of (i) April 1, 2008, and (ii) the date of termination of the commitment of the Lender to make revolving credit loans and of the obligation of the Lender to make letter of credit extensions.

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

All obligations under the Senior Secured Facilities are secured by a security interest in substantially all of the personal property of the Company.

On August 11, 2005, the Company entered into an amendment and waiver (“Amendment and Waiver”) to the Credit Agreement. The Amendment and Waiver added certain financial covenants which will only be in effect for the fiscal quarter ended September 30, 2005. Furthermore, the Consolidated EBITDA, Funded Debt to Consolidated EBITDA and Minimum Profitability covenants were waived for the fiscal quarter ended June 30, 2005.

The Company believes it was in compliance with all of its loan agreements with the Lender as of September 30, 2005.

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

The Company maintained a $1,000,000 line of credit with JP Morgan Chase Bank (the “Line of Credit”). During May 2004, the Company repaid the $876,000 outstanding balance. Interest expense related to the Line of Credit amounted to $13,000 for the nine months ended September 30, 2004. The Line of Credit was terminated effective March 31, 2005, and all liens and encumbrances related to the Term Note and the Line of Credit were released.

On April 1, 2003, the Company issued a Promissory Note (the “Note”), along with preferred stock and warrants, with a face value of $3,000,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Guideline. During May 2004, the Company repaid the outstanding principal balance of $3,000,000, and the Note was terminated along with any remaining obligations with respect thereto. Related interest expense was $1,112,000 for the nine months ended September 30, 2004, of which $955,000 related to the non-cash accretion of the carrying value of the Note to the stated value of the Note for the nine months ended September 30, 2004.

On July 1, 2003, the Company issued a Second Promissory Note (the “Second Note”), along with warrants, with a face value of $500,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Teltech, a former business unit of Sopheon Corporation. During May 2004, the Company repaid the outstanding principal balance of $500,000, and the Note was terminated along with any remaining obligations with respect thereto. Related interest expense was $202,000 for the nine months ended September 30, 2004, of which $175,000 related to the non-cash accretion of the carrying value of the Second Note to the stated value of the Second Note for the nine months ended September 30, 2004.

As a result of the repayment of outstanding debt during May 2004, the Company recorded additional non-cash interest expense of $223,000 during the nine months ended September 30, 2004 to fully amortize the balance of any remaining unamortized deferred financing fees associated with the Term Note, the Note and the Second Note.

On May 10, 2004 (the “Closing Date”), the Company raised $13,500,000 through a private placement of 6,000,000 units consisting of (i) 6,000,000 shares of the Company’s Common Stock, and (ii) warrants to purchase an aggregate of 3,000,000 shares of Common Stock. For more information regarding the Company’s private placement of units consisting of Common Stock and warrants to purchase Common Stock, please see Note I “Shareholders’ Equity” to the financial statements contained elsewhere in this Form 10-Q.

We believe that our cash and cash equivalents on hand, cash generated from operations and collections of our accounts receivable, and the availability of the Revolving Facility with the Lender, will be sufficient to fund our operations for the foreseeable future.

Other Commitments and Contingencies

The following table includes aggregate information about our contractual obligations as of September 30, 2005 and the periods in which payments are due.

	As of September 30, 2005
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Notes payable	$4,275,000	$900,000	$1,800,000	$1,575,000	$--
Long term operating lease commitments	10,360,000	1,638,000	2,904,000	2,757,000	3,061,000
Long term capital lease commitments	150,000	80,000	70,000	--	--
Deferred compensation and other	228,000	47,000	35,000	31,000	115,000
	$15,013,000	$2,665,000	$4,809,000	$4,363,000	$3,176,000

See Note O “Acquisitions” to the Company’s financial statements included elsewhere in this Form 10-Q for information regarding contingent payments related to the acquisitions of Atlantic and Signia.

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

For more information regarding the acquisition of Atlantic, please see Note O “Acquisitions” to the financial statements included elsewhere in this Form 10-Q.

Signia Partners

On April 1, 2005, the Company acquired all of the capital stock of Signia Partners Incorporated as described in the Stock Purchase Agreement (the “Signia Purchase Agreement”) between the Company and Charles Douglas House (“House”), as the sole stockholder of Signia. The consideration for this acquisition consisted of approximately $3,400,000 in cash paid at closing (after taking into account certain closing adjustments), 187,559 shares of common stock, and an aggregate of up to $1,400,000 in deferred consideration payable in cash over three years, which deferred payments are contingent upon Signia achieving certain prescribed amounts of Adjusted EBITDA (as defined in the Signia Purchase Agreement). If aggregate Adjusted EBITDA for the three-year period beginning on February 1, 2005 exceeds $2,550,000, House will also receive additional deferred consideration equal to the amount of such excess multiplied by 0.25.

For more information regarding the acquisition of Signia, please see Note O “Acquisitions” to the financial statements included elsewhere in this Form 10-Q.

The following table sets forth the components of the purchase price for the Atlantic and Signia acquisitions:

	Atlantic	Signia	Total
Cash paid (including transaction costs, net of cash acquired)	$3,686,000	$3,636,000	$7,322,000
Common stock issued to sellers	502,000	301,000	803,000
Total purchase consideration	$4,188,000	$3,937,000	$8,125,000

The following table summarizes the preliminary amounts allocated to the acquired assets and assumed liabilities. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. The value reflected in these elements of the purchase price do not meet the definition of an intangible asset under FAS 141 and is reflected in goodwill. The preliminary valuation of acquired intangible assets was prepared by an independent appraisal firm. The initial purchase price allocations are preliminary and may be adjusted for changes in estimates of the fair value of the assets acquired and liabilities assumed. The Company expects that the purchase price allocations will be finalized by the time it files its Annual Report on Form 10-K for the fiscal year ending December 31, 2005. The significant assumptions used in the valuations included factors affecting the duration, growth rates and amounts of future cash flows for each income stream, specifically: the future economic outlook for the industry, risks involved in the business, and the impact of competition changes.

	Atlantic	Signia	Total
Current assets	$741,000	$823,000	$1,564,000
Property and equipment	230,000	52,000	282,000
Other assets	--	9,000	9,000
Liabilities assumed, current	(580,000)	(418,000)	(998,000)
Liabilities assumed, non-current	(2,000)	(377,000)	(379,000)
Fair value of net assets acquired	389,000	89,000	478,000
Goodwill	2,704,000	3,126,000	5,830,000
Amortizable intangible assets	695,000	529,000	1,224,000
Indefinite-lived intangible assets	400,000	193,000	593,000
Total purchase consideration	$4,188,000	$3,937,000	$8,125,000

Amortizable intangible assets, which generally include customer lists, are amortized over a period of 7 years. Amortization of intangible assets was $209,000 and $88,000 for the nine and three months ended September 30, 2005 and was $103,000 and $34,000 for the nine and three months ended September 30, 2004.

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

Pro Forma Results of Operations (unaudited)

Nine Months ended September 30, 2005
Total pro forma revenue	$34,033,000
Pro forma net loss	$(120,000)
Pro forma loss per share attributable to common shareholders:
Basic and diluted	$(0.01)

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company maintains the Term Facility and Revolving Facility, which are for non-trading purposes, and any future borrowings thereunder would increase our exposure to market risk. An immediate change of one percent in the interest rate would cause a change in interest expense of approximately $10,000 for the quarter ended September 30, 2005. The Term Facility bears interest at LIBOR plus 3% (6.50% at September 30, 2005). The Revolving Facility bears interest at LIBOR plus 3%, which was 6.35% and 6.39% at September 30, 2005 based on 2-month and 1-month LIBOR contracts, respectively. Our objective in maintaining the Revolving Facility is the ability to obtain funding that provides flexibility regarding early repayment without penalties, and that has a lower overall cost as compared with fixed-rate borrowings. Management does not believe that the risk inherent in the variable-rate nature of the Term and Revolving Facilities would have a material adverse effect on the Company if interest rates accrued on such borrowings were to increase. However, no assurance can be given that such a risk will not have a material adverse effect on the Company.

There has been no material change in our assessment of our sensitivity to market risk as of September 30, 2005, as compared to the information included in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 18, 2005.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the period covered by this report, with the exception of the acquisitions of Atlantic and Signia, whose internal control over financial reporting continued to be integrated by the Company into its internal control over financial reporting structure during the quarter ended September 30, 2005.

PART II.
OTHER INFORMATION

ITEM 6. Exhibits.

Exhibit Description

10.1
Credit Agreement, dated as of March 31, 2005, between Find/SVP, Inc., as the borrower, and Fleet National Bank, a Bank of America company, as the lender. (incorporated by reference to the Company’s Form 8-K, filed on April 6, 2005)

10.2
Security Agreement, dated as of April 1, 2005, by and among Find/SVP, Inc. and the several subsidiary guarantors signatories thereto. (incorporated by reference to the Company’s Form 8-K filed on April 6, 2005)

10.3
Guarantee Agreement, dated as of April 1, 2005, between Fleet National Bank, a Bank of America company, and the several subsidiary guarantors signatories thereto. (incorporated by reference to the Company’s Form 8-K filed on April 6, 2005)

10.4
Amendment and Waiver, dated August 11, 2005, between Find/SVP, Inc., as the borrower, and Bank of America, successor by merger to Fleet National Bank, as the lender. (incorporated by reference to the Company’s Form 10-Q filed on August 12, 2005)

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

FIND/SVP, INC. (REGISTRANT)

Date: November 10, 2005	By:	/s/ David Walke
David Walke
Chief Executive Officer

Date: November 10, 2005	/s/ Peter Stone
Peter Stone Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Description

10.1
Credit Agreement, dated as of March 31, 2005, between Find/SVP, Inc., as the borrower, and Fleet National Bank, a Bank of America company, as the lender. (incorporated by reference to the Company’s Form 8-K, filed on April 6, 2005)

10.2
Security Agreement, dated as of April 1, 2005, by and among Find/SVP, Inc. and the several subsidiary guarantors signatories thereto. (incorporated by reference to the Company’s Form 8-K filed on April 6, 2005)

10.3
Guarantee Agreement, dated as of April 1, 2005, between Fleet National Bank, a Bank of America company, and the several subsidiary guarantors signatories thereto. (incorporated by reference to the Company’s Form 8-K filed on April 6, 2005)

10.4
Amendment and Waiver, dated August 11, 2005, between Find/SVP, Inc., as the borrower, and Bank of America, successor by merger to Fleet National Bank, as the lender. (incorporated by reference to the Company’s Form 10-Q filed on August 12, 2005)

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

* Filed herewith.