Form 10-K
period 2005-12-31
Guideline, Inc.
filed 2006-03-30
CIK 801338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________to_______________

0-15152
Commission File Number

GUIDELINE, INC.
(formerly FIND/SVP, Inc.)
(Exact name of registrant as specified in its charter)
New York	13-2670985
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

625 Avenue of the Americas
New York, NY 10011
(Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (212) 645-4500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of class:	Name of each exchange on which registered:
Common Stock, par value $.0001 per share	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes [ ] No [X]

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.     Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [ ] No [X]

As of June 30, 2005, the aggregate market value of the voting common stock held by non-affiliates of the registrant was $15,975,720 based on the average bid and ask price per share of the common stock on the OTC Bulletin Board on June 30, 2005, which was $1.25 per share.

All (i) executive officers and directors of the registrant and (ii) all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock who hold 10% or more of the registrant’s outstanding common stock, have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

There were 20,456,254 shares outstanding of the registrant’s common stock, par value $.0001 per share, as of March 27, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders, which is anticipated to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days following the end of the Company’s fiscal year ended December 31, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GUIDELINE, INC.

PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

GUIDELINE, INC. (formerly known as FIND/SVP, Inc.) and its wholly-owned subsidiaries (collectively, "Guideline " or the "Company" which may be also referred to in this report as “we”, “us” or “our”) is a single-source provider of customized business research and analysis. Through our end-to-end continuum of On-Demand Business Research, Custom Market Research, Strategic Intelligence and Product Development Intelligence, our research analysts create integrated solutions that enable clients to make informed decisions to address their critical business needs. We specialize in nearly all major industries, including healthcare and pharmaceuticals, financial services, advertising and professional services, industrial, consumer and retail, food and beverage, media and entertainment and chemicals. In many cases, we function as our customers’ primary information and business intelligence resource on an outsourced basis, especially among the growing universe of companies that have downsized their internal research staffs and information resources. In other cases, we serve as a reliable supplemental resource to customers’ internal capabilities.

We were incorporated in the State of New York in 1969. In 1971, we became affiliated with SVP International S.A. ("SVP") through a currently existing licensing agreement which gives us the right to use the SVP name, provides us access to the resources of what are currently 11 additional SVP affiliated companies located around the world, and prohibits SVP or its affiliates from competing with us in the United States. On March 13, 2006, after obtaining shareholder approval, we changed our name from FIND/SVP, Inc. to Guideline, Inc. to better communicate our strategy of guiding customers through their strategic business research and consulting needs.

We sell research and consulting services to over 1,600 corporate customers annually, approximately 1,200 of which subscribe under recurring revenue contracts generally averaging twelve months in length. We currently perform over 40,000 individual research assignments annually for our customers.

We are organized into four business segments:

•
ON-DEMAND BUSINESS RESEARCH (formerly known as Quick Consulting Service or QCS) offers on-demand access to a dedicated research team that quickly provides the insights and knowledge customers need related to competitors, markets, technology and new opportunities. Customers pay a fixed monthly, quarterly, semi-annual or annual subscription fee for the right to access our in-house consulting staff on a continuous and as-needed basis to answer short custom research requests on virtually any business-related topic. This service enables customers to satisfy their day-to-day business information needs on an outsourced basis, which is generally more effective and less expensive than performing the work in-house.

•
STRATEGIC INTELLIGENCE (formerly known as Strategic Consulting and Research Group or SCRG) provides insightful primary intelligence, legally obtained from unpublished sources, industry experts, market watchers and market participants who know the companies you want to understand.

•
CUSTOM MARKET RESEARCH (formerly known as Quantitative Market Research) provides in-depth custom quantitative and qualitative research and analysis through advanced techniques including surveys, focus groups, in-depth interviewing and mystery shopping, both domestically and internationally.

•
PRODUCT DEVELOPMENT INTELLIGENCE (“PDI”) (formerly known as Teltech) provides analysis and expert advice in conceiving, developing and commercializing new products and processes in a wide range of industries, including chemicals, consumer products, healthcare and industrial.

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

The research resources we use to service our customers’ needs include our in-house staff of 148 full time researchers and consultants, access to approximately 1,500 computer databases and subscription-paid websites, 5,200 internal information files, 4,300 books and reference works, 800 periodicals and trade journals, and our internal database of over 500,000 previously completed research assignments. In addition, through our licensing agreement with SVP, we have access to approximately 1,000 additional SVP research personnel worldwide, and access to 9,935 outside consultants as part of our Expert Network.

Our growth strategy is to focus on retaining our base of subscription customers while growing our project businesses, leverage the untapped cross-selling opportunities from our acquisitions of Guideline Research, Teltech, Atlantic and Signia, develop new products and services to increase our revenues per customer, and make selective acquisitions that add strategic value and are accretive to earnings per share.

For further information, please see “Business and Growth Strategy” below.

MARKET OVERVIEW

The market for our services covers a broad cross-section of corporate America, including both a wide range of industries and company sizes. The primary market for our On-Demand Business Research segment is small to medium sized companies, while Strategic Intelligence, Custom Market Research and Product Development Intelligence sell more to large companies. In terms of industry focus, we maintain nine industry specialties as follows: Healthcare and Pharmaceuticals, Financial Services, Advertising and Professional Services, Industrial, Consumer and Retail, Food and Beverage, Legal, Media and Entertainment and Chemicals. However, we have also been successful in selling to executives in various functional capacities, such as marketing professionals, R&D professionals, market research professionals, strategic planners, and information professionals, which cut across industry lines and provide us with corporate customers in virtually every major industry. Accordingly, we believe we are well diversified, and not dependent on any one industry or market segment.

However, we believe that there are certain macro trends which have positively impacted the market for our services, generally including

•	Continued corporate emphasis on maintaining low internal cost structures, especially in non-core functions, enhances the attractiveness of our outsourced business model.

•
Corporations are being bombarded by an overwhelming amount of raw, unfiltered, irrelevant and unreliable information emanating from the Internet and other public sources. They are increasingly turning to outside firms with expertise in particular industries or markets that can more efficiently synthesize this data into relevant and reliable business information.

•
The increased pace of business today, and the growing operating and strategic complexity of business decisions, require corporations to have greater access to quality, real-time and usable business information.

•
Fierce competitive environments, coupled with the increased availability of generic information products and resources, are increasing demand for unique business intelligence services that provide customers with a competitive advantage.

In terms of size, the total available market for our services is very large. The U.S. market for market research alone is approximately $7 billion (as per Datamonitor Market Research Global Industry Guide), and the markets for our other research and intelligence services are also significant. While large overall, these markets are fragmented, with even the largest participants not maintaining dominant market shares. For example, we believe that our On-Demand Business Research segment is one of the largest on-demand research companies in the U.S., while our Custom Market Research segment is among the top fifty custom market research firms in the U.S.

INFORMATION CONCERING BUSINESS SEGMENTS

For information concerning our business segments, please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 15 to our Consolidated Financial Statements included elsewhere in this report.

BUSINESS AND GROWTH STRATEGY

Our goal is to fully leverage the assets of our four business segments through a comprehensive and client-centric sales strategy to offer more value to, and satisfy more of the business information needs of, our existing customer base, while adding products and services that further enhance our capabilities and allow us to expand our customer base.

•
Maintain and Enhance Subscription Model. We believe that our subscription model, which accounted for approximately 46% of our revenues in 2005, is one of the keys to our financial and operating success. It produces a predictable, recurring revenue stream, as well as a close, ongoing relationship with the customer. Through recent acquisitions, as well as through internal product development efforts, we now have additional products and services that can be incorporated into our subscription service offerings to make them more unique, enhance their value and increase their price point.

•
Cross-Sell Services to our Customer Base. We believe that our recent acquisitions have created cross-selling opportunities. For example, approximately 300 individual users of our On-Demand Business Research service have the words “Market Research” in their titles, representing prime cross-selling candidates for our custom market research and strategic intelligence services. Also, our primary relationships within our 959 On-Demand Business Research clients are typically with sales and marketing departments, providing significant cross-selling opportunities for Teltech, which specializes in services for technical departments such as R&D, Product Development and Engineering.

•
Satisfy a Larger Share of Customer Business Information Needs. While our customers include some very large companies, including many Fortune 100 and Fortune 1000 companies, we believe that our average revenue per customer is small relative to customers’ total business information expenditures. Accordingly, with our expanded line of service offerings, we believe we have opportunities to increase our average revenue per customer.

•
Leverage Existing Assets to Create New Products and Services. We derive most of our revenues from custom research and consulting services provided for the one-time use of individual customers. We believe there are opportunities to leverage our database of over 500,000 previously completed research assignments, our current volume of over 40,000 research assignments annually, and our 148 in-house research and consulting staff to produce and sell products such as syndicated research and multi-client studies at very little incremental cost.

In addition, we have adopted an aggressive sales strategy of identifying the specific business intelligence and primary market research needs of prospective customers, and providing customized and/or pre-packaged solutions. As a result, we have materially expanded our internal product development efforts, indicating a broader potential suite of client-centric products and services.

•
Continue to Evaluate Prudent Acquisitions that Add Strategic Value and are Accretive to Earnings Per Share. We may pursue additional strategic acquisitions that provide us with new clients, add new products and services to our product line, or enhance our expertise and thought leadership within specific vertical or functional markets. We intend to be prudent in our acquisition program, focusing on opportunities that are expected to be immediately accretive to earnings or within a reasonable time frame thereafter.

PRODUCTS & SERVICES

ON-DEMAND BUSINESS RESEARCH

On-Demand Business Research provides customers with access to the staff and resources of a large information center on an outsourced basis, providing customized answers, in rapid turnaround time, to day-to-day research requests and business questions on a wide variety of topics that require three hours or less of research time. On-Demand Business Research is offered only on a retainer subscription basis. Retainer clients pay a retainer fee in advance, monthly, quarterly, semi-annually or annually. In return, client organizations receive Membership Cards for the use of designated executives or employees. Each Membership Card entitles a specific individual to use the service, and also offers preferential use of, and/or discounts on, our other services and products. We have several fixed and adjustable fee retainer pricing programs in effect for our On-Demand Business Research service. Depending on the particular pricing program, out-of-pocket expenses incurred to answer questions may or may not be invoiced separately to the customer.

When an On-Demand Business Research customer has a business question or research request, they contact us via telephone or email, give us their card number, and explain their request. Based on the subject of the request, our customer service operators connect the customer with our most qualified available consultant, who speaks directly with the customer to better understand the customer’s need and help define a specific research request that best addresses that need. Our consultant then performs the necessary research and prepares a formal written research response, which answers the customer’s question and includes additional relevant attachments, articles and internet links. Our turnaround time is determined by the needs of each client request, and ranges from same-day to multi-day.

At December 31, 2005, we had 959 On-Demand Business Research subscription customers, a 16.5% decrease from December 31, 2004, and 7,692 holders of the Membership Card, a 4.7% decrease from December 31, 2004. In addition, the average annual On-Demand Business Research retainer subscription rate at December 31, 2005 was $13,900, a 6% increase from December 31, 2004. Revenues generated by On-Demand Business Research represented approximately 58%, 44% and 37% of the Company's total revenues for the years ended December 31, 2003, 2004 and 2005, respectively. The dramatic change in On-Demand Business Research’s share of total revenues in 2005 and 2004 resulted from the acquisitions of Guideline Research, Teltech, Atlantic and Signia in addition to a decrease in the On-Demand Business Research subscription base.

STRATEGIC INTELLIGENCE

The Strategic Intelligence group provides customers with insightful primary intelligence on companies and competitors they want to understand, legally obtained from unpublished sources, industry experts, market watchers and other knowledgeable market participants. Common project requests include customized market and industry studies, executive interviews, competitive intelligence data-gathering and analysis assignments, acquisition studies and large information collection projects. Through Strategic Intelligence, the Company provides research as well as interpretation and analysis. All projects in this segment are quoted in advance and billed separately.

CUSTOM MARKET RESEARCH

Our Custom Market Research segment provides in-depth custom quantitative and qualitative research and analysis through advanced techniques including surveys, focus groups, in-depth interviewing and mystery shopping, both domestically and internationally. Custom market research studies have an average selling price of over $40,000, and are typically custom-designed for, and proprietary to, each individual client. All projects in this segment are quoted in advance and billed separately.

Market research is typically conducted by a customer to help refine a strategic need into a specific research design. A questionnaire or “script” is first designed by us, which is used to interview respondents. Next, outside field contractors are hired to conduct the actual interviews with respondents, which may take place in malls, in stores, via telephone, via mail, via the internet or a combination of the above. Then, the raw field responses are converted into usable market research data. Finally, a formal report is prepared for the customer which contains an analysis of the data and any strategic recommendations based on the data. Market applications for market research studies include concept and product testing, positioning research, tracking research, customer satisfaction surveys and legal claims substantiation.

PRODUCT DEVELOPMENT INTELLIGENCE

Product Development Intelligence provides analysis and expert advice in conceiving, developing and commercializing new products and processes in a wide range of industries, including chemicals, consumer products, healthcare and industrial. Customers apply our research, analysis and advisory services to improve the speed and quality of their decision-making and problem solving processes. We work with our corporate clients to define their technical information needs, identify the best sources for satisfying those needs, and implement the appropriate information-management strategies.

Product Development Intelligence directly addresses the growing demand for cost-effective, user-focused, broad-based scientific and technical research, as well as project and process consulting. Research results are obtained by accessing, synthesizing and analyzing published materials, technical expertise and primary research.

Product Development Intelligence classifies its services into five main categories:

On-Demand Information Services. Includes services specifically designed to provide an ongoing, proactive flow of critical information to the end user. Services include quick turn-around analyst research, monitoring services, document delivery, supplier research, and access to expert consulting. We also have a network of 10,000 leading experts in over 30,000 technology and industry areas that clients can access on-demand.

In-depth Research. We conduct major custom research projects on a wide range of science, technology, and business topics to support strategic decision-making. Applications include market assessments for new products, product feasibility analyses, competitive intelligence studies, technology evaluations, M&A evaluations and intellectual property analyses.

Litigation Support. We provide a litigation support service which provides litigators with access to our proprietary network of experts who can be used as expert witnesses to assist in court cases and other legal actions.

Information Management Consulting. We provide comprehensive solutions designed to improve the effectiveness of information delivery, analysis, application, and use throughout organizations, including consulting for information center optimization, and custom virtual library solutions designed to improve an organization’s ability to access external information and expertise.

Outsourced Information Centers and Information Portals. We also have long term contracts with nine corporate customers pursuant to which we serve as the outsourced information center for those customers. In these arrangements, we typically build and operate an online information portal which serves as the virtual library for these customers. These portals are private labeled with the customers’ own names and logos, but typically contain the notation “Powered by Guideline”. These tend to be large contracts, averaging $232,000 per agreement in 2005.

Product Development Intelligence utilizes multiple contract forms and pricing arrangements to sell its services, including annual subscription contracts, long-term outsourcing contracts and per-transaction engagements. In 2005, approximately 45% of revenues resulted from annual subscription clients, 25% resulted from long-term outsourcing contracts and 30% resulted from transaction engagements.

SALES AND MARKETING

Our primary sales and marketing goals are to retain our subscription client bases, and to grow our project businesses through sales to new customers and cross-sales to existing customers at each of our business segments. Our sales and marketing techniques include direct sales through a four person direct sales force, telemarketing, public relations, direct mail, email, conference exhibits, sales promotion activities and our web site. We also maintain a sophisticated leads management system which captures new leads generated, forwards them to the appropriate people, tracks them during subsequent follow-up, and provides detailed reports. We also maintain a staff of account development managers, whose primary function is to interact regularly with our research professionals and clients to ensure customer satisfaction and promote our other products and services. The additional involvement of On-Demand Business Research professionals as relationship managers further enhances our client relationships, and provides us with an additional avenue to cross-sell our other products and services.

COMPETITION

We face significant competition in our individual business segments, but we believe there are few direct competitors who offer our full range of products and services. Our competition comes primarily from three sources: (1) other research and consulting companies who compete with us in particular products or industries; (2) in-house corporate research centers; and (3) content aggregators and information publishers that sell directly to individual end-users. Also, the internet, on-line databases and CD-ROM products have increased the ability of companies and individuals to perform information searches and basic research for themselves. Consequently we also compete with a “do-it-yourself” approach. However, we believe that our consultants deliver a value-added service based on their technical expertise and their ability as expert researchers to search more information sources more quickly than most end users, thereby delivering a faster, more thorough and more economical service. Also, our volume contracts with information providers typically enable us to access paid databases and published information sources less expensively than our clients can do themselves. In addition, many of our services, such as custom market research and in-depth consulting, cannot be performed in-house by a vast majority of our customers.

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

-
a comprehensive range of service offerings, encompassing on-demand research, custom market research, strategic intelligence and product development intelligence, which allows us to satisfy a significant portion of both the primary and secondary business intelligence needs of our customers;

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

SEASONALITY

Our business is somewhat seasonal both in terms of cash flow and revenues. Our cash flow has traditionally been strongest in the first and second quarters of the year due to the higher number of On-Demand Business Research and Product Development Intelligence customers who renew and prepay their annual subscriptions during this period. With regard to revenues, while our historical On-Demand Business Research segment is generally not seasonal, our Custom Market Research, Strategic Intelligence and Product Development Intelligence businesses have traditionally experienced stronger revenues in the third and fourth quarters of the year. We believe this results primarily from customers who seek to fully utilize their annual internal information budgets before the end of their fiscal years.

EMPLOYEES

As of December 31, 2005, we had 234 full-time employees, including 21 marketing and sales employees, 148 consultants and research analysts and 65 administrative and general personnel. Our ability to develop, market and sell our services and to establish and maintain our competitive position will depend, in part, on our ability to attract and retain qualified personnel. While we believe that we have been successful to date in attracting such personnel, there can be no assurance that we will continue to do so in the future. We are not a party to any collective bargaining agreements with our employees. We consider our relations with our employees to be good.

Our corporate headquarters are located at 625 Avenue of the Americas, New York, New York 10011, and the telephone number is (212) 645-4500. Our Code of Ethics for senior executives and financial officers is posted on our website www.guideline.com. We make available free of charge through our website, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the proxy statement for our annual meeting of shareholders, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS

Factors That Could Affect Our Future Results

The ownership of our common stock involves a number of risks and uncertainties. Potential investors should carefully consider the risks and uncertainties described below and the other information contained in this Annual Report on Form 10-K before deciding whether to invest in the Company’s securities. The Company’s business, financial condition or results of operations could be materially adversely affected by any of these risks. The risks described below are not the only ones facing us. Additional risks that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition or results of operations.

Risks Related to Our Operations

Our failure to maintain our client base or renewal rates for our subscription-based services could have a material adverse effect on our business and financial results.

We may not be successful in maintaining retainer and deposit account renewal rates or the size of our retainer and deposit account client base. Our ability to renew retainer and deposit accounts is subject to a number of risks, including the following:

•	We may be unsuccessful in delivering consistent, high quality and timely analysis and advice to our clients;

•	We may not be able to hire and retain a sufficient number of qualified professionals in a competitive job market;

•	We may be unsuccessful in understanding and anticipating market trends and the changing needs of our clients; and

•	We may not be able to deliver products and services of the quality and timeliness to withstand competition.

Our failure to consistently sell a sufficient number of new projects in our non-subscription based project businesses could have a material adverse effect on our business and financial results.

Our ability to replace completed engagements in our project businesses with new engagements is subject to a number of risks, including the following:

•	We may be unsuccessful in delivering consistent, high quality and timely research and consulting services to our clients;

•	We may not be able to hire and retain a sufficient number of qualified professionals in a competitive job market;

•	We may be unsuccessful in understanding and anticipating market trends and the changing needs of our clients; and

•	We may not be able to deliver research and consulting services of the quality and timeliness to withstand competition.

Our inability to timely respond to rapid changes in the market or the needs of our clients could have a material adverse effect on our future operating results.

Our success depends in part upon our ability to anticipate rapidly changing market trends and to adapt our products and services to meet the changing needs of our clients. Frequent and sometimes dramatic changes, including the following, characterize our industry:

•	Introduction of new products and obsolescence of others; and

•	Changing client demands concerning the marketing and delivery of our products and services.

This environment of rapid and continuous change presents significant challenges to our ability to provide our clients with current and timely analysis and advice on issues of importance to them.

Our senior credit facility contains various covenants which limit management’s discretion in the operation of our business, and our failure to comply with these covenants could have a material adverse effect on our business, results of operations and financial condition.

On March 31, 2005, we entered into a new senior secured credit facility pursuant to the Credit Agreement, dated as of March 31, 2005 (the “Credit Agreement”), between the Company and Fleet National Bank, a Bank of America company, as lender. The Credit Agreement establishes a commitment by the lender to provide us with up to $9,000,000 in the aggregate of loans and other financial accommodations consisting of a senior secured term loan facility in an aggregate principal amount of $4,500,000 and a senior secured revolving credit facility in an aggregate principal amount of up to $4,500,000. On April 1, 2005, the full amount of our term facility was drawn in a single drawing and applied, among other things, to consummate the acquisition of Atlantic Research & Consulting, Inc., consummate the acquisition of Signia Partners Incorporated, and pay transaction-related costs and expenses. Furthermore, as of December 31, 2005, $2,000,000 has been drawn and remains outstanding under our senior secured revolving credit facility.

Subject to permitted exceptions, our senior credit facility contains various provisions that restrict our ability to, among other things:

•	Incur additional indebtedness;

•	Pay dividends or distributions on, or redeem or repurchase, capital stock;

•	Make investments;

•	Engage in transactions with affiliates;

•	Incur liens;

•	Transfer or sell assets; and

•	Consolidate, merge or transfer all or substantially all of our assets.

In addition, our senior credit facility requires us to meet certain financial covenants. Any failure to comply with the terms of our senior credit facility may result in an event of default. Substantially all of our assets are pledged to secure our indebtedness under our senior credit facility. If we default on the financial or other covenants in our senior credit facility, our lenders could foreclose on their security interest in our assets, which would have a material adverse effect on our business, results of operations and financial condition. In addition, the lenders may be able to terminate any commitments with respect to future financing.

Failure to attract and retain qualified personnel could have a material adverse effect on our business and financial results.

We need to hire, train and retain a sufficient number of qualified employees to operate our business and support our growth. In particular, we need qualified consultants, project managers, researchers, relationship managers, sales and marketing professionals, and technology professionals. We experience competition in recruiting and retaining qualified employees. Our failure to attract and retain qualified personnel could have a material adverse effect on our business and financial results.

Our business may be adversely affected if we lose any key members of management.

We rely on various key management personnel in many areas of our business, and our success depends in part on our ability to motivate and retain such highly qualified management personnel. The loss of a sufficient number of management personnel could have a material adverse effect on the Company.

Our pricing is subject to pressure from various market forces.

The existence of significant competition in all of our business lines, as well as the emergence of various lower cost information resources such as the internet and foreign research firms, may force us to reduce our prices in order to compete and maintain our market share. Such price reductions could have a material adverse effect on our business and results of operations.

We experience significant competition in each of our business lines.

Many of the companies with whom we compete are significantly larger than us, with substantially greater financial and operational resources. Such competitors may be able to provide competitive services less expensively or market them more effectively, or develop new products and services which are superior to our products and services. Our failure to compete successfully with such firms could have a material adverse effect on our business and operating results.

We must be able to manage our growth effectively.

We have grown, and our plan is to continue to grow, rapidly through prudent acquisitions. Growth places significant demands on our management, administrative, operational and financial resources. Our success in managing growth will require us to continue to improve our systems and to motivate and effectively manage an evolving workforce. Failure to successfully manage growth could have a material adverse effect on our business and operating results.

Future acquisitions or investments may not be successful, and may have a material adverse effect on our business and operating results.

We have made four acquisitions since April 1, 2003, and intend to make future acquisitions. There can be no guarantee that any future acquisitions will be successful due to factors such as difficulties negotiating the terms of the purchase, financing the purchase, or integrating and assimilating the employees, products and operations of the acquired business. Acquisitions may also disrupt our ongoing business and distract management. Furthermore, acquisitions may require that we expend significant sums of cash and other consideration which would then be unavailable for other business purposes, and which may require us to incur debt or issue equity.

Our operating results can vary significantly from quarter to quarter based on factors which are not always in our control.

Our operating results vary from quarter to quarter. We expect future operating results to fluctuate due to several factors, many of which are out of our control:

•	The disproportionately large portion of our subscription accounts that expire in the fourth quarter of each year, and the level and timing of the renewals of such subscription accounts;

•	The mix of subscription revenue versus project revenue;

•	The number, size and scope of the projects in which we are engaged, the degree of completion of such engagements, and our ability to complete such engagements;

•	The timing and amount of new business generated by us;

•	The timing of the development, introduction, and marketing of new products and services and modes of delivery;

•	The timing of hiring research and sales personnel;

•	The accuracy of estimates of resources required to complete ongoing project engagements;

•	Changes in the spending patterns of our clients;

•	Our accounts receivable collection experience; and

•	Competitive conditions in the industry.

Due to these factors, we believe period-to-period comparisons of results of operations are not necessarily meaningful and should not necessarily be relied upon as an indication of future results of operations.

Recently enacted and proposed regulatory changes will increase our costs.

Recently enacted and proposed changes in the laws and regulations affecting publicly-traded companies, including the provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), will increase our expenses to comply with the new requirements. In particular, we expect to incur significant additional administrative expense as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting. Compliance with the Sarbanes-Oxley Act and other rules and regulations applicable to us could also result in continued diversion of management’s time and attention, which could prove to be disruptive to business operations. Further, we may lose or may experience difficulty in attracting qualified directors and officers.

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

Risks Related to our Stock

Our common stock has been delisted from the NASDAQ Stock Market and trades on the OTC Bulletin Board, which may negatively impact the trading activity and price of our common stock.

In April 2001, our common stock was delisted from the NASDAQ National Market as a result of our failure to comply with certain quantitative requirements for continued listing on NASDAQ. Our common stock trades on the OTC Bulletin Board. The OTC Bulletin Board is generally considered less liquid and efficient than NASDAQ, and although trading in our stock was relatively thin and sporadic before the delisting, the liquidity of our common stock has declined and price volatility increased because smaller quantities of shares are bought and sold, transactions may be delayed and securities analysts’ and news media coverage of us has diminished. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock. Reduced liquidity may reduce the value of our common stock and our ability to use our equity as consideration for an acquisition or other corporate opportunity.

We do not expect to pay dividends on our common stock in the foreseeable future.

We do not intend to pay dividends on our common stock in the foreseeable future. In addition, our senior credit facility contains restrictive covenants that may restrict our ability to pay dividends to our shareholders. Therefore, you should not purchase our common stock if you need or would like immediate or future income by way of dividends from your investment.

Our Common Stock is subject to rules regarding “penny stocks” which may affect its liquidity.

Because the trading price of our common stock is currently below $5.00 per share, trading is subject to certain other rules of the Securities Exchange Act of 1934, as amended. Such rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock." "Penny stock" is defined as any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery of a disclosure schedule explaining the penny stock market and the risks associated with that market before entering into any penny stock transaction. Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. The rules also impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale. Finally, monthly statements are required to be sent disclosing recent price information for the penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock. This could severely limit the market liquidity of our common stock and your ability to sell such common stock.

The sale of a substantial amount of our common stock, including shares issued upon exercise of outstanding warrants or conversion of our convertible preferred stock, could adversely affect the prevailing market price of our common stock.

The sale and issuance of a substantial amount of our common stock, including shares issued upon exercise of outstanding warrants or conversion of our convertible preferred stock, or the perception that such sales could occur could adversely affect the prevailing market price of our common stock.

The ability of our Board of Directors to issue additional preferred stock could delay or impede a change of control of our company and may adversely affect the price an acquirer is willing to pay for our common stock.

The Board of Directors has the authority to issue, without further action by the shareholders, up to an additional 1,667,000 shares of preferred stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting a series or the designation of such series. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings and other corporate purposes, could have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the market price of, and the voting and other rights of, the holders of common stock. Additionally, the conversion of preferred stock into common stock may have a dilutive effect on the holders of common stock.

Our stock price has fluctuated and may continue to fluctuate widely.

The market price of our common stock has fluctuated substantially in the past. The market price of our common stock will continue to be subject to significant fluctuations in the future in response to a variety of factors, including:

•	the business environment, including the operating results and stock prices of companies in the industries we serve;

•	our liquidity needs and constraints;

•	changes in management and other personnel;

•	trading on the OTC Bulletin Board;

•	fluctuations in operating results;

•	future announcements concerning our business or that of our competitors or customers;

•	the introduction of new products or changes in product pricing policies by us or our competitors;

•	developments in the financial markets;

•	general conditions in the consulting industry; and

•	perceived dilution from stock issuances for acquisitions, our 2004 equity private placement financing and convertible preferred stock and other transactions.

Furthermore, stock prices for many companies fluctuate widely for reasons that may be unrelated to their operating results. Those fluctuations and general economic, political and market conditions, such as recessions, terrorist or other military actions, or international currency fluctuations, as well as public perception of equity values of publicly-traded companies may adversely affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At December 31, 2005 we leased office space as follows:

•
Approximately 32,000 square feet of office space at 625 Avenue of the Americas, New York, New York, which has been our main corporate office since 1987. This office also serves as the principal office of our On-Demand Business Research business segment. The lease is subject to standard escalation clauses, and expires in June 2013. Basic annual rent expense, determined on the straight-line basis over the term of the lease, is approximately $926,000.

•	Approximately 11,400 square feet at 3 West 35th Street, New York, NY, which is the principal location of Guideline Research.

•	Approximately 8,800 square feet in Arlington, VA which is the principal location of Signia.

•	Approximately 8,900 square feet in Boston, MA which is the principal location of Atlantic.

•	Approximately 7,900 square feet in Bloomington, MN which is the principal location of Teltech.

•	Approximately 4,000 square feet in Chicago, IL which is a satellite office of Guideline Research.

The future minimum lease payments under non-cancellable operating leases related to the above properties as of December 31, 2005 were as follows:

Year ending December 31	Operating Leases
2006	$1,596,000
2007	1,507,000
2008	1,488,000
2009	1,374,000
2010	1,266,000
Thereafter	2,669,000
Total minimum lease payments	$9,900,000

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

Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $.0001 per share (“Common Stock”) is traded on the Over The Counter Bulletin Board under the symbol “GDLN.OB”. There were approximately 752 common shareholders of record on March 27, 2006. We currently do not, and do not intend in the future, to pay cash dividends on our common stock in the foreseeable future, and we are restricted from doing so under the terms of our debt agreements including, without limitation, our senior credit facility. For more information, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report on Form 10-K and Note 9 “Notes Payable” to the financial statements contained elsewhere in this Annual Report on Form 10-K. Cash generated from operations will be used for general corporate purposes, including acquisitions and supporting organic growth.

The following table sets forth the range of high and low bids of our Common Stock for the calendar quarters indicated. The quotes listed below reflect inter-dealer prices or transactions solely between market-makers, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. In April 2001, due to its failure to comply with NASDAQ’s $1.00 minimum bid price requirement, our shares of Common Stock were delisted. Trading has since continued to be conducted on the Over The Counter Bulletin Board.

Price Range	High	Low

2005
1st Quarter	1.85	1.41
2nd Quarter	1.48	1.22
3rd Quarter	1.55	1.07
4th Quarter	1.29	0.97

2004
1st Quarter	2.70	1.45
2nd Quarter	2.80	2.25
3rd Quarter	2.40	1.70
4th Quarter	1.90	1.35

Item 6. Selected Financial Data

The following table sets forth our selected financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. The selected financial data set forth below has been derived from our audited consolidated financial statements and related notes for the respective fiscal years. The selected financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operation” contained in Part II, Item 7 of this report as well as our consolidated financial statements and notes thereto included elsewhere in this report. These historical results are not necessarily indicative of the results to be expected in the future.

Statements of Operations

	Years Ended December 31,
	(in thousands, except per share amounts)
	2005	2004	2003	2002	2001
Revenues	$43,034	$38,437	$31,569	$20,828	$22,215
Operating income (loss)	983	(256)	(169)	(1,683)	(1,198)
Net income (loss)	452	(1,945)	(947)	(1,875)	(995)
Net income (loss) attributable to common shareholders [1]	412	(2,098)	(1,227)	(1,875)	(995)
Income (loss) per common share:
Basic and Diluted	0.02	(0.12)	(.10)	(.18)	(.13)
Weighted average number of common shares:
Basic	20,046	17,213	11,766	10,139	7,880
Diluted	21,631	17,213	11,766	10,139	7,880

Cash dividends paid per common share	—	—	—	—	—

Balance Sheet Data

	As of December 31
	(in thousands)
	2005	2004	2003	2002	2001
Working capital (current assets less current liabilities) [2]	$281	$2,832	$(2,066)	$(43)	$(401)
Total assets	38,207	30,022	22,968	9,414	10,692
Long-term notes payable, excluding current amounts	3,389	—	3,170	1,200	895
Shareholders' equity[1]	21,328	18,120	7,370	3,589	4,490

1 Net income (loss) attributable to common shareholders is the result of accretion on redeemable common stock and accrued preferred dividends for 2005, 2004 and 2003 only. Accretion on redeemable common stock exists when the fair value of redeemable common stock exceeds the original amount of $727,000 at the balance sheet date. As of December 31, 2005, 2004 and 2003, the fair value of the redeemable common stock was zero, $1,090,000 and $977,000, respectively, resulting in zero, $113,000 and $250,000 of accretion for the years then ended. The maximum fair value of the redeemable common stock was $1,090,000, as defined. Beginning at April 1, 2003, the Guideline Research acquisition date, preferred dividends are accrued at 8% per annum on the $500,000 preferred stock redemption value. At December 31, 2005, 2004 and 2003, accrued dividends amounted to $110,000, $70,000 and $30,000, respectively.

2 Working capital includes $4,311,000, $3,472,000, $3,612,000, $1,476,000 and $1,753,000 of unearned income as of December 31, 2005, 2004, 2003, 2002 and 2001, respectively. Such amounts reflect amounts billed, but not yet earned.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with “Selected Financial Data” as well as our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

General

GUIDELINE, INC. (formerly known as FIND/SVP, Inc.) and its wholly-owned subsidiaries (collectively, "Guideline " or the "Company" which may be also referred to in this report as “we”, “us” or “our”) is a single-source provider of customized business research and analysis. Through our end-to-end continuum of On-Demand Business Research, Custom Market Research, Strategic Intelligence and Product Development Intelligence, our research analysts create integrated solutions that enable clients to make informed decisions to address their critical business needs. We specialize in nearly all major industries, including healthcare and pharmaceuticals, financial services, advertising and professional services, industrial, consumer and retail, food and beverage, media and entertainment and chemicals. In many cases, we function as our customers’ primary information and business intelligence resource on an outsourced basis, especially among the growing universe of companies that have downsized their internal research staffs and information resources. In other cases, we serve as a reliable supplemental resource to customers’ internal capabilities.

The Company manages its research and business advisory services in the following four business segments: On-Demand Business Research (previously known as Quick Consulting or QCS), Strategic Intelligence, Custom Market Research and Product Development Intelligence (previously known as Teltech). Upon the Company’s acquisition of Signia on April 1, 2005, the operations and financial results of Signia were integrated into the business segment previously known as the Strategic Research and Consulting Group (“SCRG”), and this segment was renamed Strategic Intelligence. Upon the Company’s acquisition of Atlantic on April 1, 2005, the operations and financial results of Atlantic were integrated into the business segment previously known as Quantitative Market Research, and this segment was renamed Custom Market Research. References to “Corporate” and “Other” in our financial statements refer to the portion of assets and activities that are not allocated to a segment.

On April 1, 2005 we acquired each of Atlantic and Signia, and each of Atlantic’s and Signia’s results of operations are included in our results of operations from such date.

On July 1, 2003, we acquired Teltech, and Teltech’s results of operations are included in our results of operations from such date.

On April 1, 2003, we acquired Guideline Research, and Guideline Research’s results of operations are included in our results of operations from such date.

Results of Operations - Calendar Year 2005 Compared to Calendar Year 2004

The following represents the Company’s analysis of its results of operations for the year ended December 31, 2005 as compared with the year ended December 31, 2004:

	Years Ended December 31,
	(in thousands)
	2005 [2]	2004 [1]	$ Change	% Change
Revenues
On-Demand Business Research (formerly known as QCS)	$15,850	$16,904	$(1,054)	(6.24)%
Strategic Intelligence (formerly known as SCRG)	4,157	1,936	2,221	114.72%
Custom Market Research (formerly known as Quantitative Market Research)	14,410	11,371	3,039	26.73%
Product Development Intelligence (formerly known as Teltech)	8,617	8,226	391	4.75%
Total revenues	$43,034	$38,437	$4,597	11.96%

Direct costs	$25,708	$22,384	$3,324	14.85%

Selling, general and administrative expenses	$16,343	$16,309	$34	0.21%

Interest expense	$401	$1,609	$(1,208)	(75.08)%

Income tax provision	$211	$—	$211	100%

Net income (loss) attributable to common shareholders	$412	$(2,098)	$2,510	119.64%

1 On April 21, 2004, the Company sold its Information Advisor newsletter business, which was part of the Company’s On-Demand Business Research segment, to Information Today. This business represented a de minimis portion of the Company’s overall business. The sale proceeds to the Company consisted of $52,500 in cash, $15,000 of free advertising, and the buyer’s assumption of an unearned income liability, less modest transaction expenses. The Company recorded a gain on sale of assets of $92,000.

2 On November 28, 2005, the Company sold its investment in FIND.COM LLC to Scientigo, Inc. The sale proceeds to the Company consisted of $250,000 in cash, $150,000 in Scientigo common stock at $1.3325 per share, a secured promissory note for $100,000 and a 49% interest in Tigo Search, Inc. The Company recorded a gain on sale of assets of $226,000.

Revenues

Revenues increased from $38,437,000 in 2004 to $43,034,000 in 2005, which represents a 12.0% increase. This increase was primarily due to the acquisitions of Signia Partners and Atlantic Research and Consulting on April 1, 2005. See below for more details regarding this increase.

On-Demand Business Research

On-Demand Business Research revenues, which result from annual retainer contracts paid by clients on a monthly, quarterly, semi-annual or annual basis, decreased by $1,054,000, or 6.2%, from $16,904,000 in 2004 to $15,850,000 in 2005. The decrease from 2004 to 2005 was a result of 260 cancellations that were not sufficiently offset by an increase in new client business despite increased retainer rates. We believe that our failure to generate sufficient new sales to offset client cancellations resulted primarily from our replacement in 2005 of the direct sales force that had previously been responsible for selling new subscriptions with a two person telesales staff, as well as from the perception among certain customers and prospects that they can satisfy their day-to-day research needs internally through the use of the internet.

Strategic Intelligence

Strategic Intelligence revenues, which result from more in-depth research and consulting engagements, increased by $2,221,000, or 114.7%, from $1,936,000 in 2004 to $4,157,000 in 2005. The increase from 2004 to 2005 was a result of the acquisition of Signia on April 1, 2005 and the subsequent integration of Signia’s operations and financial results into this business segment.

Custom Market Research

Custom Market Research revenues, which result from custom market research consulting engagements, such as surveys and focus groups, increased by $3,039,000, or 26.7%, from $11,371,000 in 2004 to $14,410,000 in 2005. This increase was due to the acquisition of Atlantic on April 1, 2005 and the inclusion from that date of $4,882,000 of revenues from Atlantic partially offset by a revenue decrease of $1,843,000 at the Company’s Guideline Research business. The revenue decrease at Guideline Research resulted from the combination of delays on the part of certain customers in commencing new projects, as well as reduced demand within certain customers and markets.

Product Development Intelligence

Product Development Intelligence revenues, which result from on-demand research, outsourced information services and in-depth projects, increased by $391,000, or 4.8%, from $8,226,000 in 2004 to $8,617,000 in 2005. This was primarily the result of the introduction in January 2005 of a new Litigation Support business, which provides customers with access to subject-matter experts to support customer litigation activities, as well as an increase in in-depth consulting engagements, partially offset by a decrease in deposit and outsourced revenues due to lower usage.

Direct Costs

Direct costs, which are those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases, increased by $3,324,000, or 14.9%, from $22,384,000 in 2004 to $25,708,000 in 2005. Direct costs represented 59.7% and 58.2% of revenues in 2005 and 2004, respectively. The increase in total direct costs was primarily the result of the acquisitions of Atlantic and Signia (total direct costs since the date of acquisition of both Atlantic and Signia were $5,272,000, which are included in the year ended December 31, 2005.) Exclusive of Atlantic and Signia, direct costs decreased by $1,948,000, from $22,384,000 in 2004 to $20,436,000 in 2005. This decrease was primarily due to the decreases in revenue in the Company’s On-Demand Business Research segment as well as the Guideline Research portion of the Company’s Custom Market Research segment, a decrease in purchases made on behalf of clients, including the cost paid to content providers, of $1,584,000, and decreases in royalties, photocopy charges and direct labor, including stock compensation expense, totaling $364,000.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $34,000, or less than 1.0%, from $16,309,000, or 42.4% of revenue, in 2004 to $16,343,000, or 38.0% of revenue, in 2005. The increase in total selling, general and administrative expenses was partially a result of the acquisitions of Atlantic and Signia (total selling, general and administrative expenses since the date of acquisition of both Atlantic and Signia were $2,128,000, which are included in the year ended December 31, 2005). Exclusive of Atlantic and Signia, selling, general and administrative expenses decreased by $2,094,000, or 12.8%, to $14,215,000 in 2005. This decrease was due primarily to a decrease in indirect labor costs, including stock compensation expense, of $1,769,000, a decrease in rent expense of $501,000 due to the abandonment of one of the Company’s leases in 2004, a decrease in business taxes of $89,000 and decreases in moving expenses and maintenance costs totaling $139,000, partially offset by an increase in severance and related charges of $91,000 primarily related to the Company’s restructuring of its sales force, an increase in depreciation and amortization of $350,000, and an increase in professional fees of $143,000.

Interest expense

Interest expense decreased by $1,208,000 from $1,609,000 in 2004 to $401,000 in 2005. The decrease was due to the repayment of all then outstanding debt in May 2004, offset by interest related to borrowing on our new credit facility with Fleet National Bank, a Bank of America company, entered into in March 2005. (See Note 9 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information regarding this credit facility.)

Income Taxes

The $211,000 income tax provision for the year ended December 31, 2005 represents 31.8% of the income before provision for income taxes. The difference between this rate and the statutory rate primarily relates to expenses that are not deductible for income tax purposes and reflects the utilization of net operating loss carryforwards.

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

Net Income (Loss) Attributable to Common Shareholders

Net income attributable to common shareholders for 2005 was $412,000, as compared with a net loss attributable to common shareholders of ($2,098,000) for 2004. Included in net income for 2005 is a gain on sale of assets of $226,000 related to the sale of find.com

Results of Operations - Calendar Year 2004 Compared to Calendar Year 2003

The following represents the Company’s analysis of its results of operations for the year ended December 31, 2004 as compared with the year ended December 31, 2003.

	Years Ended December 31,
	(in thousands)
	2004 [1]	2003	$ Change	% Change
Revenues
On-Demand Business Research (formerly known as QCS)	$16,904	$18,391	$(1,487)	(8.09)%
Strategic Intelligence (formerly known as SCRG)	1,936	1,415	521	36.80%
Custom Market Research (formerly known as Quantitative Market Research)	11,371	7,669	3,702	48.27%
Product Development Intelligence (formerly known as Teltech)	8,226	4,094	4,132	100.93%
Total revenues	$38,437	$31,569	$6,868	21.76%

Direct costs	$22,384	$17,243	$5,141	29.81%

Selling, general and administrative expenses	$16,309	$14,495	$1,814	12.51%

Interest expense	$1,609	$687	$922	134.21%

Income tax provision	$—	$210	$(210)	(100)%

Net loss attributable to common shareholders	$(2,098)	$(1,227)	$(871)	(70.99)%

1 On April 21, 2004, the Company sold its Information Advisor newsletter business, which was part of the Company’s On-Demand Business Research segment, to Information Today. This business represented a de minimis portion of the Company’s overall business. The sale proceeds to the Company consisted of $52,500 in cash, $15,000 of free advertising, and the buyer’s assumption of an unearned income liability, less modest transaction expenses. The Company recorded a gain on sale of assets of $92,000.

Revenues

Revenues increased from $31,569,000 in 2003 to $38,437,000 in 2004, which represents an increase of 21.8% for the same period. See below for more details regarding this increase.

On-Demand Business Research

On-Demand Business Research revenues, which result from annual retainer contracts paid by clients on a monthly, quarterly, semi-annual or annual basis, decreased by $1,487,000, or 8.1%, from $18,391,000 in 2003 to $16,904,000 in 2004. The decrease from 2003 to 2004 was a result of 366 cancellations that were not sufficiently offset by an increase in new client business despite increased retainer rates. We believe that cancellations were primarily a result of continued general uncertain economic conditions, as well as the perception among certain customers that they can satisfy their day-to-day research needs internally through the use of the internet.

Strategic Intelligence

Strategic Intelligence revenues, which result from more in-depth research and consulting engagements, increased by $521,000, or 36.8%, from $1,415,000 in 2003 to $1,936,000 in 2004. The increase from 2003 to 2004 was due to an increase in demand in several strategic markets and incremental revenue from an initiative to develop major accounts, which resulted in three projects with a total revenue of $483,000.

Custom Market Research

Custom Market Research revenues, which result from custom market research consulting engagements, such as conducting surveys and focus groups, increased by $3,702,000, or 48.3%, from $7,669,000 in 2003 to $11,371,000 in 2004. This is primarily the result of a strong overall market research market, increased demand from certain customers in the healthcare industry and the addition of ten new customers as a result of cross-selling activities into the Company’s On-Demand Business Research customer base. We acquired this line of business on April 1, 2003.

Product Development Intelligence

Product Development Intelligence revenues, which result from on-demand research, outsourced information services and in-depth projects, increased by $4,132,000, or 100.9%, from $4,094,000 in 2003 to $8,226,000 in 2004. We acquired this line of business on July 1, 2003.

Direct Costs

Direct costs, which are those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases, increased by $5,141,000, or 29.8%, from $17,243,000 in 2003 to $22,384,000 in 2004. Direct costs represented 58.2% and 54.6% of revenues in 2004 and 2003, respectively. The increase in total direct costs was primarily the result of the acquisition of Guideline Research during the fiscal quarter ended June 30, 2003 and the acquisition of Teltech during the fiscal quarter ended September 30, 2003. The increase as a percentage of revenue was due to an increase in stock compensation expense and increased variable compensation expense related to one of the Guideline Research executives, partially offset by a decrease in labor related to attrition. Guideline Research’s and Teltech’s direct costs consist of both direct labor and direct costs, such as subcontractors who perform fieldwork for many of their projects, annual costs related to the use of external content providers, and other necessary costs incurred in order to fulfill client requests. Exclusive of Guideline Research and Teltech, direct costs decreased by approximately $548,000 from 2003 to 2004 primarily as a result of decreased direct labor costs, inclusive of decreased stock compensation expense.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $1,814,000, or 12.5%, from $14,495,000, or 45.9% of revenue, in 2003 to $16,309,000, or 42.4% of revenue, in 2004. The increase in selling, general and administrative was due primarily to the acquisitions of Guideline Research, which took place during the fiscal quarter ended June 30, 2003 (total Guideline Research selling, general and administrative expenses were $1,676,000 in 2004), and Teltech, which took place during the fiscal quarter ended September 30, 2003 (total Teltech selling, general and administrative expenses were $2,210,000 in 2004), while the decrease as a percentage of revenue was due to the lower overall selling, general and administrative percentages of Guideline Research and Teltech. Exclusive of Guideline Research and Teltech, selling, general and administrative expenses increased by $352,000, or 2.9%, from 2003 to 2004, resulting primarily from an increase in labor costs as well as a $629,000 charge recorded for severance during 2004 and a $530,000 charge recorded as a result of the abandonment of a lease during the second quarter of 2004, offset by decreased stock compensation expense of approximately $705,000.

Interest expense

Interest expense increased by $922,000 from $687,000 in 2003 to $1,609,000 in 2004. The increase was primarily the result of non-cash interest expense of $1,130,000, representing the accretion of the difference between the initial relative fair value and the stated value of the notes that the Company issued to Petra Mezzanine Fund, L.P. in connection with the Guideline Research and Teltech acquisitions (See “Liquidity and Capital Resources”). Furthermore, the Petra debt was repaid in May 2004, and the remaining unamortized difference between the initial relative fair value and the stated value of $1,039,000 was fully accreted as additional interest expense at that time. (See Note 9 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information.)

Income Taxes

Given the Company’s previous history of recurring taxable losses, there was no income tax benefit recognized for the fiscal year ended December 31, 2004. Instead, the Company recorded a $721,000 tax valuation allowance in 2004, equal to what the income tax benefit would have been for the year. This valuation allowance was recorded as the Company determined, based on its past history of limited taxable income, that it was more likely than not that a portion of its deferred tax assets would not be realized during the carryforward period.

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

Net Loss Attributable to Common Shareholders

Net loss attributable to common shareholders for 2004 was $2,098,000, as compared with a net loss attributable to common shareholders of $1,227,000 for 2003.

Segment Data

The Company manages its research and business advisory services in the following four business segments: On-Demand Business Research (previously known as Quick Consulting or QCS), Strategic Intelligence, Custom Market Research and Product Development Intelligence (previously known as Teltech). Upon the Company’s acquisition of Signia on April 1, 2005, the operations and financial results of Signia were integrated into the business segment previously known as the Strategic Research and Consulting Group (“SCRG”), and this segment was renamed Strategic Intelligence. Upon the Company’s acquisition of Atlantic on April 1, 2005, the operations and financial results of Atlantic were integrated into the business segment previously known as Quantitative Market Research, and this segment was renamed Custom Market Research. References to “Corporate” and “Other” in our financial statements refer to the portion of assets and activities that are not allocated to a segment.

	Years Ended December 31,
		(in thousands)
	2005	2004	2003
Revenues
On-Demand Business Research	$15,850	$16,904	$18,391
Strategic Intelligence	4,157	1,936	1,415
Custom Market Research	14,410	11,371	7,669
Product Development Intelligence	8,617	8,226	4,094
Total revenues	$43,034	$38,437	$31,569
Depreciation and amortization
On-Demand Business Research	$963	$577	$762
Strategic Intelligence	33	79	120
Custom Market Research	75	36	41
Product Development Intelligence	93	98	47
Total segment depreciation and amortization	1,164	790	970
Corporate and other	186	141	173
Total depreciation and amortization	$1,350	$931	$1,143
Operating income (loss)
On-Demand Business Research	$1,267	$1,357	$2,281
Strategic Intelligence	586	164	(526)
Custom Market Research	1,380	1,160	828
Product Development Intelligence	762	922	408
Segment operating income	3,995	3,603	2,991
Corporate and other [1]	(3,012)	(3,859)	(3,160)
Operating income (loss)	$983	$(256)	$(169)
Income (loss) before taxes
On-Demand Business Research	$1,267	$1,357	$2,281
Strategic Intelligence	594	164	(526)
Custom Market Research	1,378	1,023	408
Product Development Intelligence	760	782	286
Segment income before taxes	3,999	3,326	2,449
Corporate and other [1]	(3,336)	(5,271)	(3,186)
Income (loss) before taxes	$663	$(1,945)	$(737)
Total Assets
On-Demand Business Research	$2,731	$2,741
Strategic Intelligence	2,203	597
Custom Market Research	4,262	3,996
Product Development Intelligence	3,519	3,062
Total segment assets	12,715	10,396
Corporate and other	25,492	19,626
Total assets	$38,207	$30,022
Capital Expenditures
On-Demand Business Research	$133	$186	$133
Strategic Intelligence	45	8	5
Custom Market Research	114	23	—
Product Development Intelligence	—	62	—
Total segment capital expenditures	292	279	138
Corporate and other	139	253	319
Total capital expenditures	$431	$532	$457

[1] Represents the effect of direct costs and selling, general and administrative expenses not attributable to a single segment.

Quarterly Financial Data

The following table sets forth selected quarterly data for the years ended December 31, 2005 and 2004 (in thousands, except per share data). The operating results are not indicative of results for any future period.

Quarter ended	Revenues	Operating income (loss)	Income (loss) before provision (benefit) for income taxes	Net income (loss) attributable to common shareholders	Income (loss) per share: basic[1]	Income (loss) per share: diluted[1]
March 31, 2005	$8,786	$213	$176	$41	$0.00	$0.00
June 30, 2005	11,329	(482)	(624)	(577)	(0.03)	(0.03)
September 30, 2005	11,433	800	651	435	0.02	0.02
December 31, 2005	11,486	452	460	513	0.03	0.02

March 31, 2004 [2]	$9,606	$239	$(82)	$(201)	$(0.02)	$(0.02)
June 30, 2004 [2]	9,711	(745)	(2,028)	(1,472)	(0.09)	(0.09)
September 30, 2004 [2]	9,915	623	560	296	0.02	0.01
December 31, 2004 [2]	9,205	(373)	(395)	(721)	(0.04)	(0.04)

[1] Quarterly data is rounded and totals may or may not equal year end basic and diluted earnings per share. [2] Quarterly data for 2004 has been restated for the adoption of SFAS No. 123.

As discussed in Note 8 to the Consolidated Financial Statements, during 2005 and 2004, the Company recorded a charge to operations of $778,000 and $604,000, respectively, related to severance payments to be made to former employees. Approximately $1,339,000 and $75,000 was recorded related to bonus and commission arrangements in the quarter ended December 31, 2005 and 2004, respectively.

Financial Condition, Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from retainer accounts (including prepaid retainer fees from clients) and borrowings. Cash balances were $2,697,000 and $4,519,000 at December 31, 2005 and 2004, respectively. Our working capital position (current assets less current liabilities) at December 31, 2005 was $281,000 as compared to $2,832,000 at December 31, 2004. Included in current liabilities is unearned retainer income of $4,311,000 and $3,472,000 as of December 31, 2005 and 2004, respectively. Such amounts reflect amounts billed, but not yet earned.

Cash provided by (used in) operating activities was $2,715,000, $(1,078,000) and $835,000 in the years ended December 31, 2005, 2004 and 2003, respectively. In 2005, the most significant operating activities were: net income of $452,000, depreciation and amortization of $1,350,000, compensation from option grants of $631,000, deferred income taxes of $211,000, a decrease in prepaid expenses and other current assets of $612,000, an increase in unearned retainer income of $418,000 and an unrealized loss on investment of $177,000, offset by an increase in accounts receivable of $1,031,000, a decrease in accounts payable and accrued expenses of $159,000, and a gain on sale of assets of $226,000. Adjustments to reconcile net income to net cash provided by operating activities in 2005 and 2003 were also impacted by the acquisitions of Atlantic and Signia, and Guideline Research and Teltech, respectively. In 2004, the most significant operating activities were: a net loss of $1,945,000, a decrease in accounts payable and accrued expenses of $1,349,000, an increase in prepaid expense of $320,000, an increase in other assets of $155,000, an increase in accounts receivable of $154,000, a decrease in unearned revenue of $140,000 and a decrease in deferred compensation of $126,000, partially offset by non-cash interest of $1,357,000, depreciation and amortization of $931,000 and compensation from option grants of $596,000. In 2003, the most significant operating activities were: Compensation from option grants of $1,224,000, depreciation and amortization of $1,143,000, a decrease in other assets of $191,000 and an increase in accounts payable and accrued expenses of $535,000, partially offset by a net loss of $947,000 and an increase in accounts receivable of $1,625,000.

Cash used in investing activities was $9,932,000, $2,033,000 and $7,427,000 in the years ended December 31, 2005, 2004 and 2003, respectively. The primary use of cash in 2005 was related to the acquisition of Atlantic of $3,696,000, the acquisition of Signia of $3,645,000 and the payment of deferred consideration related to the acquisition of Guideline Research of $2,160,000. The primary use of cash in 2004 was the payment of deferred consideration related to the acquisition of Guideline Research of $1,127,000, and Teltech of $441,000. Capital expenditures during 2005, 2004 and 2003 were mainly for computer hardware upgrades and leasehold improvements. Total capital expenditures were $431,000, $532,000 and $457,000 in the years ended December 31, 2005, 2004 and 2003, respectively. During the year ending December 31, 2006, we expect to spend approximately $875,000 for capital items, the major portions of which will be used for computer hardware and software upgrades and for leasehold improvements.

Cash provided by financing activities was $5,395,000, $6,809,000 and $6,445,000 in the years ended December 31, 2005, 2004 and 2003, respectively. In 2005, the most significant financing activities were: the proceeds from borrowings under notes payable of $8,500,000, offset by repayments under notes payable of $2,450,000 and increased deferred financing fees of $759,000. In 2004, the most significant financing activities were: the net proceeds obtained through the private placement of common stock in the aggregate amount of $12,168,000, proceeds from the exercise of stock options of $45,000 and proceeds obtained from borrowings under notes payable of $200,000, offset by principal payments under notes payable of $5,576,000 and payments under capital leases of $28,000. In 2003, the most significant items were: the net proceeds obtained from the borrowings under notes payable of $2,688,000 related to the acquisitions of Guideline Research and Teltech, offset by repayments of $435,000; the issuance of preferred stock for $693,000; the issuance of warrants for $1,507,000; the proceeds from the issuance of common stock in the aggregate amount of $1,663,000; and, the proceeds from exercise of stock options of $329,000.

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

As of December 31, 2005, $4,050,000 remains outstanding under the Term Facility, and $2,000,000 is outstanding under the Revolving Facility. Accrued but unpaid interest related to the Term Facility and the Revolving Facility is approximately $73,000 as of December 31, 2005. The Term Facility bears interest at LIBOR plus 3%, which was 7.05% at December 31, 2005 based on the 3-month LIBOR contract in effect at that time. The Revolving Facility bears interest at LIBOR plus 2.75%, which was 7.17% at December 31, 2005 based on a separate 3-month LIBOR contract in effect at that time. Interest expense related to the Term Facility was $186,000 for the year ended December 31, 2005. Interest expense related to the Revolving Facility was $88,000 for the year ended December 31, 2005. During 2005, the Company incurred $760,000 in closing and other transaction costs related to the Senior Secured Facilities, which are amortized to interest expense over the duration of the Term Facility. Amortization of deferred financing fees was $113,000 for the year ended December 31, 2005, and is included in interest expense.

Loans under the Revolving Facility will be made available after April 1, 2005 and until the earlier of (i) April 1, 2008, and (ii) the date of termination of the commitment of the Lender to make revolving credit loans and of the obligation of the Lender to make letter of credit extensions.

The Credit Agreement contains certain restrictions on the conduct of the Company’s business, including, without limitation, restrictions on incurring debt, making certain restricted payments (any dividend or other distribution, whether in cash, securities or other property, with respect to any stock or stock equivalents of the Company or any subsidiary), disposing of certain assets, making investments; exceeding certain agreed upon capital expenditures; creating or suffering liens; completing certain mergers, consolidations and sales of assets, redeeming or prepaying other debt; and certain transactions with affiliates, subject in each case to any applicable exceptions or thresholds contained in the Credit Agreement. The Credit Agreement also contains financial covenants that require the Company to maintain certain leverage and fixed charge ratios and a minimum net worth.

All obligations under the Senior Secured Facilities are secured by a security interest in substantially all of the personal property of the Company.

We are in compliance with all of our loan covenants as of December 31, 2005.

In November 2005, the Company entered into a loan agreement with a vendor for the purchase of a customer relationship management system. The loan agreement is for $343,957 plus interest at a rate of 9% per annum, to be paid over a 36-month period, in monthly installments of $10,938, with the first payment due in January 2006.

During May 2004, the Company repaid the $1,100,000 then outstanding balance on a term note with JP Morgan Chase Bank (the “Term Note”), of which $400,000 was previously classified as current. During the first quarter of 2004, the Company also paid its then scheduled principal payment of $100,000. Interest expense related to the Term Note amounted to $24,000 for the nine months ended September 30, 2004. The Term Note was terminated effective March 31, 2005.

Prior to the Senior Secured Facilities, the Company maintained a $1,000,000 line of credit with JP Morgan Chase Bank (the “Line of Credit”). During May 2004, the Company repaid the $876,000 then outstanding balance. Interest expense related to the Line of Credit amounted to $13,000 for the nine months ended September 30, 2004. The Line of Credit was terminated effective March 31, 2005, and all liens and encumbrances related to the Term Note and the Line of Credit were released.

On April 1, 2003, the Company issued a Promissory Note (the “Note”) with a face value of $3,000,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Guideline Research. The Note was recorded at its initial relative fair value of $1,868,000. The difference between the initial relative fair value and the stated value was accreted as additional interest expense over the term of the Note, and the resulting effective interest rate is approximately 25%. During May 2004, the Company repaid the then outstanding principal balance of $3,000,000. Related interest expense was $1,112,000 for the fiscal year ended December 31, 2004, of which $955,000 related to the non-cash accretion of the carrying value of the Note to the stated value of the Note for the fiscal year ended December 31, 2004. The Note was terminated effective May 20, 2004.

On July 1, 2003, the Company issued a Second Promissory Note (the “Second Note”) with a face value of $500,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Teltech (“Teltech”). The Second Note was recorded at its initial relative fair value of $320,000. The difference between the initial relative fair value and the stated value was accreted as additional interest expense over the term of the Second Note, and the resulting effective interest rate is approximately 25%. During May 2004, the Company repaid the then outstanding principal balance of $500,000. Related interest expense was $202,000 for the fiscal year ended December 31, 2004, of which $175,000 related to the non-cash accretion of the carrying value of the Second Note to the stated value of the Second Note for the fiscal year ended December 31, 2004. The Second Note was terminated effective May 20, 2004.

As a result of the repayment of outstanding debt during May 2004, the Company recorded additional non-cash interest expense of $223,000 during the fiscal year ended December 31, 2004 to fully amortize the balance of any remaining unamortized deferred financing fees associated with the Term Note, the Note and the Second Note.

On May 10, 2004 (the “Closing Date”), the Company raised $13,500,000 through a private placement of (i) 6,000,000 shares of the Company’s Common Stock, and (ii) warrants to purchase an aggregate of 3,000,000 shares of Common Stock. For more information regarding the Company’s private placement of Common Stock and warrants to purchase Common Stock, please see Note 10 “Shareholders’ Equity” to the financial statements contained elsewhere in this Annual Report on Form 10-K.

We believe that our cash and cash equivalents on hand, cash generated from operations and collections of our accounts receivable, and the availability of the Revolving Facility with the Lender is adequate to satisfy our working capital requirements for the foreseeable future.

Contractual Obligations

The following table includes aggregate information about our contractual obligations as of December 31, 2005 and the periods in which payments are due:

	As of December 31, 2005
	Total (A)	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Non-cancelable operating lease commitments	$9,900,000	$1,596,000	$2,995,000	$2,640,000	$2,669,000
Long-term capital lease commitments	124,000	79,000	45,000	—	—
Notes payable	6,394,000	3,005,000	2,039,000	1,350,000	—
Employment contracts	1,381,000	754,000	627,000	—	—
Deferred compensation and other	216,000	47,000	27,000	36,000	106,000
	$18,015,000	$5,481,000	$5,733,000	$4,026,000	$2,775,000

(A). See Note 3 to the Consolidated Financial Statements for information regarding contingent payments related to the acquisitions of Atlantic and Signia.

Inflation

We have in the past been able to increase the price of our products and services sufficiently to offset the effects of inflation on direct costs, and anticipate that we will be able to do so in the future.

Off-Balance-Sheet Arrangements

As of December 31, 2005, we did not have any off-balance-sheet arrangements.

Critical Accounting Policies

Our management’s discussion and analysis of financial condition and results of operation are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. Our preparation of our financial statements requires us to make estimates and judgments that affect reported amounts of assets, liabilities and revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowances for doubtful accounts, useful lives of property, plant and equipment and intangible assets, goodwill, deferred tax asset valuation allowances, valuation of non-marketable equity securities and other accrued expenses. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

Revenue Recognition

Approximately 46% of the Company’s 2005 revenues were derived from subscription contracts with customers, including all of the revenues of the On-Demand Business Research business segment and approximately 45% of the revenues of the Product Development Intelligence business segment. The remaining 54% of the Company’s 2005 revenues consisted of market research projects, in-depth consulting projects and outsourced information services.

The Company’s subscription services are provided under two different types of subscription contracts - retainer contracts and deposit contracts. Retainer contracts, which are used primarily by On-Demand Business Research, charge customers fixed monthly subscription fees to access On-Demand Business Research services, and revenues are recognized ratably over the term of each subscription. Retainer fees are required to be paid in advance by customers on either a monthly, quarterly, semi-annual or annual basis, and all billed amounts relating to future periods are recorded as an unearned retainer income liability on the Company’s balance sheet. In the case of deposit contracts, which are used primarily by the Product Development Intelligence business segment, a customer pays a fixed annual fee, which entitles it to access any of the Company’s service offerings throughout the contract period, up to the total amount of the annual deposit fee. Since deposit account customers can “spend” their contract fee at any time within the annual contract period, deposit account revenues are only recognized within the contract period as services are actually provided to customers, with any unused deposit amounts recognized as revenue in the final month of the contract. As with retainer fees, deposit contract fees are required to be paid in advance, primarily annually, and any billed amounts relating to future periods are recorded as unearned retainer income, a current liability on the Company’s balance sheet.

With regard to the Company’s non-subscription based services, including custom market research, in-depth consulting and outsourced information services, revenues are recognized primarily on a percentage-of-completion basis. The Company typically enters into discrete contracts with customers for these services on a project-by-project basis. Payment milestones differ from contract to contract based on the client and the type of work performed. Generally, the Company invoices a client for a portion of a project in advance of work performed, with the balance invoiced throughout the fulfillment period and/or after the work is completed. However, revenue and costs are only recognized to the extent of each contract’s percentage-of-completion. Any revenue earned in excess of billings is recorded as a current asset on the Company’s balance sheet, while any billings in excess of revenue earned, which represent billed amounts relating to future periods, are recorded as unearned revenue, a current liability on the Company’s balance sheet.

Goodwill and Intangibles

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Effective January 1, 2002 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized. Instead, goodwill is evaluated for impairment using a two-step process that is performed at least annually and whenever events or circumstances indicate impairment may have occurred. The first step is a comparison of the fair value of an internal reporting unit with its carrying amount including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, a second test is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of the goodwill is greater than the implied value, an impairment loss is recognized for the difference. The implied value of the goodwill is determined as of the test date by performing a purchase price allocation as if the reporting unit had just been acquired, using currently estimated fair values of the individual assets and liabilities of the reporting unit, together with an estimate of the fair value of the reporting unit taken as a whole. The estimate of the fair value of the reporting unit is based upon information available regarding prices of similar groups of assets, or other valuation techniques including present value techniques based upon estimates of future cash flow.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We have tax loss carryforwards that have been recognized as assets on our balance sheet. These assets are subject to expiration from 2013 to 2023. Realization of the net deferred tax assets is dependent on future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards. In 2004 and 2003, after we performed an analysis of our deferred tax assets and projected future taxable income, valuation allowances were provided for various carryforward tax operating loss assets, as we determined that it was more likely than not that these assets may not be fully realized during the carryforward period.

Non-Marketable Equity Securities

The Company’s investment in Scientigo, Inc. is valued at $58,000 as of December 31, 2005. This security is accounted for under the fair value method, where unrealized gains or losses are recoded as comprehensive income or loss in equity as the above securities are considered to be available for sale securities.

The preferred share securities in idealab! is an investment in a start-up enterprise. As of December 31, 2005, the carrying value of these preferred share securities is $22,500. It is reasonably possible in the near term that our estimate of the net realizable value of the preferred shares will be less than the carrying value of the preferred shares.

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

In December 2004, the FASB issued the revised Statement of Financial Accounting Standards No. 123, “Share-Based Payments” (“SFAS 123 (R)”). SFAS 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the requisite service period, generally as the award vests. As amended, SFAS No. 123 (R) requires the Company to implement the standard at the beginning of their next fiscal year that begins after September 15, 2005. The Company is currently evaluating the effect of SFAS 123 (R) on its financial statements and related disclosures.

Acquisitions

Atlantic Research & Consulting

On April 1, 2005, the Company acquired all of the capital stock of Atlantic Research & Consulting, Inc. as described in the Stock Purchase Agreement (the “Atlantic Purchase Agreement”) between the Company and Peter Hooper (“Hooper”), as the sole stockholder of Atlantic. The consideration for this acquisition consisted of $3,600,000 in cash paid at closing, 312,598 shares of common stock, and an aggregate of up to $2,250,000 in deferred consideration payable in cash over three years, which deferred payments are contingent upon Atlantic achieving certain prescribed amounts of EBITDA (as defined in the Atlantic Purchase Agreement). If EBITDA for the three-year period beginning on March 1, 2005 exceeds $3,300,000, Hooper will also receive additional deferred consideration equal to the amount of such excess multiplied by 0.50.

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

The consideration paid to date for this acquisition consisted of the following:

•  Approximately $3,696,000 paid in cash (including $147,000 of transaction costs paid and net of cash acquired of $51,000); and

•  312,598 unregistered shares of the Company’s Common Stock, valued at $502,000. In accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” (“EITF 99-12”), the market prices used in the valuation of these unregistered shares covered two days before, the day of, and two days after the date the terms of the acquisition were announced publicly.

The Company’s acquisition of Atlantic was financed at closing with the combination of (i) funds borrowed upon the closing of a Senior Secured Credit Facility with the Lender, and (ii) cash on hand.

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

The consideration paid to date for this acquisition consisted of the following:

•  Approximately $3,645,000 paid in cash (including $256,000 of transaction costs paid and net of cash acquired of $11,000); and

•  187,559 unregistered shares of the Company’s Common Stock, valued at $301,000. In accordance with EITF 99-12, the market prices used in the valuation of these unregistered shares covered two days before, the day of, and two days after the date the terms of the acquisition were announced publicly.

The Company’s acquisition of Signia was financed at closing with the combination of (i) funds borrowed upon the closing of a Senior Secured Credit Facility with the Lender, and (ii) cash on hand.

The following table sets forth the components of the purchase price for the Atlantic and Signia acquisitions:

	Atlantic	Signia	Total
Cash paid (including transaction costs, net of cash acquired)	$3,696,000	$3,645,000	$7,341,000
Accrued transaction costs	17,000	17,000	34,000
Common stock issued to sellers	502,000	301,000	803,000
Total purchase consideration	$4,215,000	$3,963,000	$8,178,000

The following table summarizes the amounts allocated to the acquired assets and assumed liabilities. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. The value reflected in these elements of the purchase price do not meet the definition of an intangible asset under FAS 141 and is reflected in goodwill. The valuation of acquired intangible assets was prepared by an independent appraisal firm. The purchase price allocations have been finalized in this Annual Report on Form 10-K for the fiscal year ended December 31, 2005, with the exception of deferred consideration for Atlantic and Signia which will be determined for the periods ending March 31, 2006, 2007 and 2008. The significant assumptions used in the valuations included factors affecting the duration, growth rates and amounts of future cash flows for each income stream, specifically: the future economic outlook for the industry, risks involved in the business, and the impact of competition changes.

	Atlantic	Signia	Total
Current assets	$741,000	$823,000	$1,564,000
Property and equipment	230,000	52,000	282,000
Other assets	—	9,000	9,000
Liabilities assumed, current	(580,000)	(418,000)	(998,000)
Liabilities assumed, non-current	(20,000)	(377,000)	(397,000)
Fair value of net assets acquired	371,000	89,000	460,000
Goodwill	2,749,000	3,152,000	5,901,000
Amortizable intangible assets	695,000	529,000	1,224,000
Indefinite-lived intangible assets	400,000	193,000	593,000
Total purchase consideration	$4,215,000	$3,963,000	$8,178,000

Amortizable intangible assets, which generally include customer lists, are amortized over a period of 7 years. Amortization of intangible assets was $297,000, $135,000 and $83,000 for the fiscal years ended December 31, 2005, 2004 and 2003.

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

Pro Forma Results of Operations (unaudited)

Pro forma Twelve months ended December 31, 2005
(unaudited)
Total revenue	$45,519,000
Net income	$402,000
Income per share attributable to common shareholders: Basic and diluted	$0.02

Forward-Looking Statements

In this report, and from time to time, we may make or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. Such statements are necessarily estimates reflecting management’s best judgment based on current information. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are usually identified by the use of words or phrases such as “believes,” “anticipates,” “expects,” “estimates,” “planned,” “outlook,” and “goal.” Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in forward-looking statements. While it is impossible to identify all such factors, the risks and uncertainties that may affect the operations, performance and results of our business include the risks identified in Item 1A of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains the Term Facility and Revolving Facility, which are for non-trading purposes, and any future borrowings thereunder would increase our exposure to market risk. An immediate change of one percent in the interest rate would cause a change in interest expense of approximately $45,000 for the fiscal year ended December 31, 2005. The Term Facility bears interest at LIBOR plus 3% (7.05% at December 31, 2005 based on the contract in effect at that time). The Revolving Facility bears interest at LIBOR plus 2.75%, which was 7.17% at December 31, 2005 based on a separate 3-month LIBOR contract in effect at that time. Our objective in maintaining the Revolving Facility is the ability to obtain funding that provides flexibility regarding early repayment without penalties, and that has a lower overall cost as compared with fixed-rate borrowings. Management does not believe that the risk inherent in the variable-rate nature of the Term and Revolving Facilities would have a material adverse effect on the Company if interest rates accrued on such borrowings were to increase. However, no assurance can be given that such a risk will not have a material adverse effect on the Company.

We do not invest or trade in any derivative financial or commodity instruments, nor do we invest in any foreign financial instruments.

Item 8. Financial Statements and Supplementary Data

The response to this item is incorporated by reference from our Consolidated Financial Statements and notes thereto which are included in this report beginning on page F-1. Certain selected quarterly financial data is included under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation contained elsewhere in this report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fiscal quarter ended December 31, 2005, with the exception of the acquisitions of Atlantic and Signia, whose internal control over financial reporting continued to be integrated by the Company into its internal control over financial reporting structure during the fiscal quarter ended December 31, 2005.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for pursuant to this Part III, Items 10, 11,12,13 and 14 is incorporated by reference from our definitive proxy statement, which we intend to file with the Securities and Exchange Commission no later than April 30, 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(2)	Financial Statement Schedule:

Valuation and Qualifying Accounts on Schedule II	F-35

(3)	Exhibits:

Exhibit Number	Description of Exhibit
2.1	Stock Purchase Agreement, dated as of March 14, 2005, by and between Find/SVP, INC. and Peter Hooper (incorporated by reference to the Company’s Form 8-K filed on March 15, 2005)
2.2	Stock Purchase Agreement, dated as of March 14, 2005, by and among Find/SVP, Inc. and Charles Douglas House (incorporated by reference to the Company’s Form 8-K filed on March 15, 2005)
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

3.4	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s Definitive Proxy Statement, filed on May 2, 1995)
3.5	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s Definitive Proxy Statement, filed on May 13, 1998)
3.6	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s Definitive Proxy Statement, filed on May 27, 1998)
3.7	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s Definitive Proxy Statement, filed on May 10, 2002)
3.8	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003).
3.9	By-laws of the Company (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 1987)
3.10	Amendment to the By-laws of the Company (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2002)
3.11	Certificate of Amendment to the Certificate of Incorporation, as amended, of the Company (incorporated by reference to the Company’s Form 8-K filed on March 16, 2006).
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

#10.5	The Company’s 401(k) and Profit Sharing Plan (incorporated by reference to the Company’s Form S-8, filed on March 29, 1996)
#10.6	The Company’s 1996 Stock Option Plan (incorporated by reference to the Company’s Definitive Proxy Statement, filed on May 10, 2002)

#10.7	Employment Agreement, dated November 21, 2001, between the Company and David Walke (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2001)
#10.8	Employment Agreement, dated May 13, 2002, between the Company and Peter M. Stone (incorporated by reference to the Company’s Form 10-Q filed for the quarter ended June 30, 2002)
#10.9	Separation Agreement, dated December 31, 2003, between the Company and Andrew P. Garvin (incorporated by reference to the Company’s Form 10-K filed on March 26, 2004)
10.10
Stock Purchase Agreement, dated as of April 1, 2003, by and among Jay L. Friedland, Robert La Terra, Guideline Research Corp. and the Company (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.11
Series A Preferred Stock Purchase Agreement, dated as of April 1, 2003, by and between Petra Mezzanine Fund, L.P. and the Company (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.12	Stock Purchase Warrant issued as of April 1, 2003, by the Company to Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)
10.13
Investor Rights Agreement, dated as of April 1, 2003, by and among the Company, Petra Mezzanine Fund, L.P., Martin E. Franklin and David Walke (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.14
Amended and Restated Asset Purchase Agreement, dated as of June 25, 2003, by and between TTech Acquisition Corp., the Company, Sopheon Corporation, and Sopheon PLC (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)

10.15	Stock Purchase Warrant issued as of July 1, 2003, by the Company to Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)
10.16
Amendment No. 1 to Investor Rights Agreement, dated as of July 1, 2003, by and among the Company, Petra Mezzanine Fund, L.P., Martin E. Franklin and David Walke (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)

#10.17	2003 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed on April 30, 2003)
#10.18	Employment Agreement, dated April 28, 2004, between the Company and Marc Litvinoff (incorporated by reference to the Company’s Form 10-Q filed on May 14, 2004)
10.19
Operating Agreement of Find.com LLC, dated September 29, 2004, by and among the Company, Empire Media, LLC and TripleHop Technologies, Inc. (incorporated by reference to the Company’s Form 8-K filed on October 5, 2004)

#10.20	Amendment No. 1 to Separation Agreement, dated September 30, 2004, by and among the Company and Andrew P. Garvin (incorporated by reference to the Company’s Form 8-K filed on October 5, 2004)
#10.21	First Amendment to Employment Agreement, dated January 1, 2005, by and between Find/SVP, Inc. and David Walke (incorporated by reference to the Company’s Form 8-K filed on January 6, 2005)

#10.22	Restricted Stock Award Agreement, dated January 1, 2005, by and between Find/SVP, Inc. and David Walke (incorporated by reference to the Company’s Form 8-K filed on January 6, 2005)
#10.23	First Amendment to Employment Agreement, dated January 1, 2005, by and between Find/SVP, Inc. and Peter Stone (incorporated by reference to the Company’s Form 8-K filed on January 6, 2005)
#10.24	Restricted Stock Award Agreement, dated January 1, 2005, by and between Find/SVP, Inc. and Peter Stone (incorporated by reference to the Company’s Form 8-K filed on January 6, 2005)
10.25	Purchase Agreement, dated May 10, 2004, by and among the Company and the investors named on the signature pages thereto (incorporated by reference to the Company’s Form 8-K filed on May 13, 2004)
10.26
Registration Rights Agreement, dated May 10, 2004, by and among the Company and the investors named on the signature pages thereto (incorporated by reference to the Company’s Form 8-K filed on May 13, 2004)

*10.27	Transaction Agreement, dated as of November 28, 2005, by and among Scientigo, Inc., TIGO Search, Inc., and FIND/SVP, Inc.
*10.28	Promissory Note, dated as of November 28, 2005, made by Scientigo, Inc. in favor of FIND/SVP, Inc.
10.29	Form of Warrant (incorporated by reference to the Company’s Form 8-K filed on May 13, 2004).
10.30
Credit Agreement, dated as of March 31, 2005, between the Company, as the borrower, and Fleet National Bank, a Bank of America company, as the lender (incorporated by reference to the Company’s Form 8-K filed on April 6, 2005)

10.31
Security Agreement, dated as of April 1, 2005, by and among the Company and the several subsidiary guarantors signatories thereto (incorporated by reference to the Company’s Form 8-K filed on April 6, 2005)

10.32
Guaranty Agreement, dated as of April 1, 2005, between Fleet National Bank, a Bank of America company, and the several subsidiary guarantors signatories thereto (incorporated by reference to the Company’s Form 8-K filed on April 6, 2005)

#10.33	Employment Agreement, dated April 1, 2005, between Peter Hooper and Atlantic Research & Consulting, Inc. (incorporated by reference to the Company’s Form 8-K filed on April 6, 2005)
#10.34	Employment Agreement, dated April 1, 2005, between Charles Douglas House and Signia Partners Incorporated (incorporated by reference to the Company’s Form 8-K filed on April 6, 2005)
#10.35	First Amendment to Employment Agreement, dated July 21, 2005, by and between the Company and Marc Litvinoff (incorporated by reference to the Company’s Form 10-Q filed on August 12, 2005)
#10.36	Amendment No. 1 to Restricted Stock Agreement, dated July 21, 2005, by and between the Company and Marc Litvinoff (incorporated by reference to the Company’s Form 10-Q filed on August 12, 2005)
#10.37	Restricted Stock Award, dated July 21, 2005, by and between the Company and Marc Litvinoff (incorporated by reference to the Company’s Form 10-Q filed on August 12, 2005)
10.38
Amendment and Waiver, dated August 11, 2005, between the Company, as borrower, and Bank of America, successor by merger to Fleet National Bank, as the lender (incorporated by reference to the Company’s Form 10-Q filed on August 12, 2005)

*21.1	List of Subsidiaries
*23.1	Consent of Independent Registered Public Accounting Firm
*31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
*31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
*32.1	Certification of Principal Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
*32.2	Certification of Principal Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

* Filed herewith.
# This exhibit represents a management contract or a compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDELINE, INC. (Registrant)

By:	/s/ David Walke
David Walke, Chief Executive Officer March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(1)	Principal Executive Officer:

/s/ David Walke
David Walke
Chief Executive Officer
March 30, 2006

(2)	Principal Financial Officer and Principal Accounting Officer:

/s/ Peter Stone
Peter Stone
Chief Financial Officer
March 30, 2006

(3)	Board of Directors:

/s/ Andrew P. Garvin
Andrew P. Garvin
Founder and Director
March 30, 2006

/s/ David Walke
David Walke
Chairman of Board of Directors
March 30, 2006

/s/ Regina Paolillo
Regina Paolillo
Director
March 30, 2006

/s/ Denise L. Shapiro
Denise L. Shapiro
Director
March 30, 2006

/s/ Brian Ruder
Brian Ruder
Director
March 30, 2006

/s/ Warren Struhl
Warren Struhl
Director
March 30, 2006

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

3.4	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s Definitive Proxy Statement, filed on May 2, 1995)
3.5	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s Definitive Proxy Statement, filed on May 13, 1998)
3.6	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s Definitive Proxy Statement, filed on May 27, 1998)
3.7	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s Definitive Proxy Statement, filed on May 10, 2002)
3.8	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003).
3.9	By-laws of the Company (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 1987)
3.10	Amendment to the By-laws of the Company (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2002)
3.11	Certificate of Amendment to the Certificate of Incorporation, as amended, of the Company (incorporated by reference to the Company’s Form 8-K filed on March 16, 2006).
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

#10.5	The Company’s 401(k) and Profit Sharing Plan (incorporated by reference to the Company’s Form S-8, filed on March 29, 1996)
#10.6	The Company’s 1996 Stock Option Plan (incorporated by reference to the Company’s Definitive Proxy Statement, filed on May 10, 2002)
#10.7	Employment Agreement, dated November 21, 2001, between the Company and David Walke (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2001)
#10.8	Employment Agreement, dated May 13, 2002, between the Company and Peter M. Stone (incorporated by reference to the Company’s Form 10-Q filed for the quarter ended June 30, 2002)
#10.9	Separation Agreement, dated December 31, 2003, between the Company and Andrew P. Garvin (incorporated by reference to the Company’s Form 10-K filed on March 26, 2004)
10.10
Stock Purchase Agreement, dated as of April 1, 2003, by and among Jay L. Friedland, Robert La Terra, Guideline Research Corp. and the Company (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.11
Series A Preferred Stock Purchase Agreement, dated as of April 1, 2003, by and between Petra Mezzanine Fund, L.P. and the Company (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.12	Stock Purchase Warrant issued as of April 1, 2003, by the Company to Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)
10.13
Investor Rights Agreement, dated as of April 1, 2003, by and among the Company, Petra Mezzanine Fund, L.P., Martin E. Franklin and David Walke (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003)

10.14
Amended and Restated Asset Purchase Agreement, dated as of June 25, 2003, by and between TTech Acquisition Corp., the Company, Sopheon Corporation, and Sopheon PLC (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)

10.15	Stock Purchase Warrant issued as of July 1, 2003, by the Company to Petra Mezzanine Fund, L.P. (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)
10.16
Amendment No. 1 to Investor Rights Agreement, dated as of July 1, 2003, by and among the Company, Petra Mezzanine Fund, L.P., Martin E. Franklin and David Walke (incorporated by reference to the Company’s Form 8-K filed on July 16, 2003)

#10.17	2003 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed on April 30, 2003)
#10.18	Employment Agreement, dated April 28, 2004, between the Company and Marc Litvinoff (incorporated by reference to the Company’s Form 10-Q filed on May 14, 2004)
10.19
Operating Agreement of Find.com LLC, dated September 29, 2004, by and among the Company, Empire Media, LLC and TripleHop Technologies, Inc. (incorporated by reference to the Company’s Form 8-K filed on October 5, 2004)

#10.20	Amendment No. 1 to Separation Agreement, dated September 30, 2004, by and among the Company and Andrew P. Garvin (incorporated by reference to the Company’s Form 8-K filed on October 5, 2004)
#10.21	First Amendment to Employment Agreement, dated January 1, 2005, by and between Find/SVP, Inc. and David Walke (incorporated by reference to the Company’s Form 8-K filed on January 6, 2005)
#10.22	Restricted Stock Award Agreement, dated January 1, 2005, by and between Find/SVP, Inc. and David Walke (incorporated by reference to the Company’s Form 8-K filed on January 6, 2005)
#10.23	First Amendment to Employment Agreement, dated January 1, 2005, by and between Find/SVP, Inc. and Peter Stone (incorporated by reference to the Company’s Form 8-K filed on January 6, 2005)
#10.24	Restricted Stock Award Agreement, dated January 1, 2005, by and between Find/SVP, Inc. and Peter Stone (incorporated by reference to the Company’s Form 8-K filed on January 6, 2005)
10.25	Purchase Agreement, dated May 10, 2004, by and among the Company and the investors named on the signature pages thereto (incorporated by reference to the Company’s Form 8-K filed on May 13, 2004)
10.26
Registration Rights Agreement, dated May 10, 2004, by and among the Company and the investors named on the signature pages thereto (incorporated by reference to the Company’s Form 8-K filed on May 13, 2004)

*10.27	Transaction Agreement, dated as of November 28, 2005, by and among Scientigo, Inc., TIGO Search, Inc., and FIND/SVP, Inc.
*10.28	Promissory Note, dated as of November 28, 2005, made by Scientigo, Inc. in favor of FIND/SVP, Inc.
10.29	Form of Warrant (incorporated by reference to the Company’s Form 8-K filed on May 13, 2004).

10.30
Credit Agreement, dated as of March 31, 2005, between the Company, as the borrower, and Fleet National Bank, a Bank of America company, as the lender (incorporated by reference to the Company’s Form 8-K filed on April 6, 2005)

10.31
Security Agreement, dated as of April 1, 2005, by and among the Company and the several subsidiary guarantors signatories thereto (incorporated by reference to the Company’s Form 8-K filed on April 6, 2005)

10.32
Guaranty Agreement, dated as of April 1, 2005, between Fleet National Bank, a Bank of America company, and the several subsidiary guarantors signatories thereto (incorporated by reference to the Company’s Form 8-K filed on April 6, 2005)

#10.33	Employment Agreement, dated April 1, 2005, between Peter Hooper and Atlantic Research & Consulting, Inc. (incorporated by reference to the Company’s Form 8-K filed on April 6, 2005)
#10.34	Employment Agreement, dated April 1, 2005, between Charles Douglas House and Signia Partners Incorporated (incorporated by reference to the Company’s Form 8-K filed on April 6, 2005)
#10.35	First Amendment to Employment Agreement, dated July 21, 2005, by and between the Company and Marc Litvinoff (incorporated by reference to the Company’s Form 10-Q filed on August 12, 2005)
#10.36	Amendment No. 1 to Restricted Stock Agreement, dated July 21, 2005, by and between the Company and Marc Litvinoff (incorporated by reference to the Company’s Form 10-Q filed on August 12, 2005)
#10.37	Restricted Stock Award, dated July 21, 2005, by and between the Company and Marc Litvinoff (incorporated by reference to the Company’s Form 10-Q filed on August 12, 2005)
10.38
Amendment and Waiver, dated August 11, 2005, between the Company, as borrower, and Bank of America, successor by merger to Fleet National Bank, as the lender (incorporated by reference to the Company’s Form 10-Q filed on August 12, 2005)

*21.1	List of Subsidiaries
*23.1	Consent of Independent Registered Public Accounting Firm
*31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
*31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
*32.1	Certification of Principal Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
*32.2	Certification of Principal Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

* Filed herewith.
# This exhibit represents a management contract or a compensatory plan.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Guideline, INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements and Schedule

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2005 and 2004	F-3

Consolidated Statements of Operations
for the years ended December 31, 2005, 2004 and 2003	F-4

Consolidated Statements of Shareholders’ Equity
for the years ended December 31, 2005, 2004 and 2003	F-5

Consolidated Statements of Cash Flows
for the years ended December 31, 2005, 2004 and 2003	F-6

Notes to Consolidated Financial Statements	F-7

Schedule:
Valuation and Qualifying Accounts on Schedule II	F-35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Guideline, Inc. (formerly FIND/SVP, Inc.)
New York, New York

We have audited the accompanying consolidated balance sheets of Guideline, Inc. and subsidiaries (formerly FIND/SVP, Inc.) (collectively, the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Guideline, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation on January 1, 2004 to conform with SFAS No. 123, “Accounting for Stock-Based Compensation”.

/s/ Deloitte & Touche LLP
New York, New York
March  30, 2006

GUIDELINE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31
(in thousands, except share and per share data)

Assets	2005	2004
Current assets:
Cash and cash equivalents	$2,697	$4,519
Accounts receivable, less allowance for doubtful accounts of $112 and $164 in 2005 and 2004, respectively	8,646	6,215
Deferred tax assets	386	696
Prepaid expenses and other current assets	671	1,240
Total current assets	12,400	12,670
Equipment, software development and leasehold improvements, at cost, less accumulated depreciation and amortization	2,572	2,336
Goodwill, net	18,245	12,214
Intangibles, net	2,522	1,002
Deferred tax assets	987	783
Deferred financing fees, net	647	—
Other assets	834	1,017
	$38,207	$30,022
Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$2,425	$1,267
Accrued expenses and other	2,378	5,099
Current maturities of notes payable	3,005	—
Unearned retainer income	4,311	3,472
Total current liabilities	12,119	9,838
Notes payable	3,389	—
Deferred compensation and other liabilities	761	404
Total liabilities	16,269	10,242
Redeemable convertible preferred stock, $.0001 par value per share. Authorized 2,000,000 shares; issued and outstanding 333,333 shares in 2005 and 2004	610	570
Redeemable common stock, $.0001 par value per share, issued and outstanding, none in 2005 and 571,237 shares in 2004	—	1,090
Commitments and contingencies
Shareholders’ equity:
Common stock, $.0001 par value per share. Authorized 100,000,000 shares; issued and outstanding 20,305,060 shares in 2005 and 18,828,416 shares in 2004	2	2
Capital in excess of par value	28,367	25,636
Loan receivable for stock purchase	—	(50)
Comprehensive loss	(25)	—
Accumulated deficit	(7,016)	(7,468)
Total shareholders’ equity	21,328	18,120
	$38,207	$30,022

See accompanying notes to consolidated financial statements.

GUIDELINE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31
(in thousands, except share and per share data)

	2005	2004	2003

Revenues	$43,034	$38,437	$31,569
Operating expenses:
Direct costs	25,708	22,384	17,243
Selling, general and administrative expenses	16,343	16,309	14,495

Total operating expenses	42,051	38,693	31,738
Operating income (loss)	983	(256)	(169)
Interest income	16	14	2
Other income	16	4	117
Gain on sale of assets	226	92	—
Interest expense	(401)	(1,609)	(687)
Equity loss on investment	(177)	(94)	—
Impairment on investment	—	(96)	—
Income (loss) before provision for income taxes	663	(1,945)	(737)
Provision for income taxes	211	—	210
Net income (loss)	452	(1,945)	(947)
Less: Preferred dividends	(40)	(40)	(30)
Less: Accretion on redeemable common shares	—	(113)	(250)
Net income (loss) attributable to common
shareholders	$412	$(2,098)	$(1,227)

Income (loss) per common share:
Basic and diluted	$0.02	$(0.12)	$(0.10)

Weighted average number of common shares
outstanding:
Basic	20,045,754	17,212,834	11,765,619
Diluted	21,631,472	17,212,834	11,765,619

See accompanying notes to consolidated financial statements.

GUIDELINE, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Years ended December 31
(in thousands, except share amounts)

	Common Stock		Capital in excess of	Loan receivable for stock	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	par value	purchase	loss	deficit	equity
BALANCE AT JANUARY 1, 2003	10,214,102	$1	$8,214	$(50)	$—	$(4,576)	$3,589
Net loss	—	—	—	—	—	(947)	(947)
Exercise of stock options and warrants	742,809	—	329	—	—	—	329
Common stock issued in connection with the Teltech acquisition	1,649,384	—	1,713	—	—	—	1,713
Common stock issued to a vendor	35,000	—	44	—	—	—	44
Preferred stock issued	—	—	193	—	—	—	193
Warrants issued in connection with the Guideline Research acquisition	—	—	742	—	—	—	742
Warrants issued in connection with the Teltech acquisition	—	—	763	—	—	—	763
Stock-based compensation	—	—	1,224	—	—	—	1,224
Preferred stock dividends	—	—	(30)	—	—	—	(30)
Accretion on redeemable common stock	—	—	(250)	—	—	—	(250)
BALANCE AT DECEMBER 31, 2003	12,641,295	1	12,942	(50)	—	(5,523)	7,370
Net loss	—	—	—	—	—	(1,945)	(1,945)
Exercise of stock options and warrants	187,121	—	45	—	—	—	45
Common stock issued	6,000,000	1	12,167	—	—	—	12,168
Stock-based compensation	—	—	596	—	—	—	596
Transition adjustment upon adoption of SFAS No.123	—	—	13	—	—	—	13
Preferred stock dividends	—	—	(40)	—	—	—	(40)
Accretion on redeemable common stock	—	—	(113)	—	—	—	(113)
Deferred stock-based compensation	—	—	26	—	—	—	26
BALANCE AT DECEMBER 31, 2004	18,828,416	2	25,636	(50)	—	(7,468)	18,120
Net income	—	—	—	—	—	452	452
Comprehensive loss		—	—	—	(25)	—	(25)
Exercise of stock options and warrants	405,250	—	172	—	—	—	172
Common stock issued	500,157	—	803	—	—	—	803
Redemption of common stock	571,237	—	1,090	—	—	—	1,090
Costs related to issuance of common stock	—	—	(33)	—	—	—	(33)
Satisfaction of loan receivable for stock purchase	—	—	—	50	—	—	50
Stock-based compensation	—	—	631	—	—	—	631
Preferred stock dividends	—	—	(40)	—	—	—	(40)
Tax deduction from stock option exercise	—	—	108	—	—	—	108
BALANCE AT DECEMBER 31, 2005	20,305,060	$2	$28,367	$—	$(25)	$(7,016)	$21,328

See accompanying notes to consolidated financial statements.

GUIDELINE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31
(in thousands)

	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$452	$(1,945)	$(947)
Adjustments to reconcile net income (loss) to net cash
Provided by (used in) operating activities
Depreciation and amortization	1,350	931	1,143
Provision for doubtful accounts	85	129	110
Deferred income taxes	211	—	160
Stock-based compensation from option grants	631	596	1,224
Impairment on investment	—	96	—
Deferred compensation	(44)	(126)	(114)
Non-cash interest	117	1,357	224
Equity loss on investment	177	94	—
Gain on sale of asset	(226)	(92)	—

Changes in assets and liabilities:
Increase in accounts receivable	(1,031)	(154)	(1,625)
Decrease (increase) in prepaid expenses
and other current assets	612	(320)	167
Decrease (increase) in other assets	136	(155)	191
Increase (decrease) in unearned retainer income	418	(140)	(233)
Decrease in other liabilities	(14)	—	—
(Decrease) increase in accounts payable and accrued expenses	(159)	(1,349)	535

Net cash provided by (used in) operating activities	2,715	(1,078)	835
Cash flows from investing activities:
Purchase of Guideline Research, including related transaction costs paid	(2,160)	(1,127)	(3,895)
Purchase of Teltech, including related transaction costs paid	—	(441)	(3,075)
Purchase of Atlantic, including related transaction costs paid	(3,696)	—	—
Purchase of Signia, including related transaction costs paid	(3,645)	—	—
Capital expenditures	(431)	(532)	(457)
Sale of non-marketable securities	—	67	—
Net cash used in investing activities	(9,932)	(2,033)	(7,427)
Cash flows from financing activities:
Principal borrowings under notes payable, net of closing costs	8,500	200	2,688
Principal payments under notes payable	(2,450)	(5,576)	(435)
Proceeds from exercise of stock options and warrants	172	45	329
Issuance of preferred stock	—	—	693
Issuance of warrant	—	—	1,507
Issuance of common stock	—	12,168	1,663
Costs related to issuance of common stock	(22)	—	—
Payments under capital leases	(96)	(28)	—
Proceeds from satisfaction of employee loan	50	—	—
Increase in deferred financing fees	(759)	—	—
Net cash provided by financing activities	5,395	6,809	6,445
Net increase (decrease) in cash and cash equivalents	(1,822)	3,698	(147)

Cash and cash equivalents at beginning of year	4,519	821	968
Cash and cash equivalents at end of year	$2,697	$4,519	$821

See accompanying notes to consolidated financial statements.

GUIDELINE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

(1) ORGANIZATION AND NATURE OF OPERATIONS

GUIDELINE, INC. (formerly known as FIND/SVP, Inc.) and its wholly-owned subsidiaries (collectively, "Guideline " or the "Company" which may be also referred to in this report as “we”, “us” or “our”) is a single-source provider of customized business research and analysis. Through our end-to-end continuum of On-Demand Business Research, Custom Market Research, Strategic Intelligence and Product Development Intelligence, our research analysts create integrated solutions that enable clients to make informed decisions to address their critical business needs. We specialize in nearly all major industries, including healthcare and pharmaceuticals, financial services, advertising and professional services, industrial, consumer and retail, food and beverage, media and entertainment and chemicals. In many cases, we function as our customers’ primary information and business intelligence resource on an outsourced basis, especially among the growing universe of companies that have downsized their internal research staffs and information resources. In other cases, we serve as a reliable supplemental resource to customers’ internal capabilities.

On March 13, 2006, by majority shareholder approval, we changed our name from FIND/SVP, Inc. to Guideline, Inc. to better communicate our strategy of guiding customers through their strategic business research and consulting needs.

The Company is organized into four business segments: Quick Consulting Service (“On-Demand Business Research,” formerly known as Quick Consulting Service or QCS), which is a subscription-based service that functions like an in-house corporate research center for its customers; Strategic Intelligence, which provides in-depth custom research and competitive intelligence services for larger projects; Custom Market Research, which provides full service custom market research services, such as large-scale consumer surveys; and Product Development Intelligence (formerly known as Teltech), which provides a full range of outsourced information and consulting services to customers in R&D and related technical sectors. Upon its acquisition in 2005, Signia’s operations and financial results were integrated into the business segment previously known as the Strategic Consulting and Research Group (“SCRG”), which was renamed Strategic Intelligence. Upon its acquisition in 2005, Atlantic’s operations and financial results were integrated into the business segment previously known as Quantitative Market Research, which was renamed Custom Market Research.

 (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Guideline, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

On April 1, 2005, the Company acquired Atlantic Research & Consulting, Inc. (“Atlantic”), and Atlantic’s results of operations are included in results of operations from the date of acquisition.

On April 1, 2005, the Company acquired Signia Partners, Inc. (“Signia”), and Signia’s results of operations are included in results of operations from the date of acquisition.

On July 1, 2003, the Company acquired Teltech, and Teltech’s results of operations are included in results of operations from the date of acquisition.

On April 1, 2003, the Company acquired Guideline Research, and Guideline Research’s results of operations are included in results of operations from the date of acquisition.

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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Electronic equipment and computer software are primarily depreciated over three years, and a proprietary management information software system is depreciated over ten years. Leasehold improvements are amortized by the straight-line method over the shorter of the term of the lease or the estimated life of the asset.

The Company recognizes software development costs on its website development and cost tracking systems in accordance with EITF 00-02, “Accounting for Website Development Costs” and Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Uses”, respectively. Accordingly, the Company expenses all costs incurred that relate to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and recognized over the product’s estimated useful life if the product is expected to have a useful life beyond one year. Costs associated with repair or maintenance of the existing site is expensed as incurred. The Company capitalized approximately $146,000 and $151,000 of internal development and internal use software costs during the years ended December 31, 2005 and 2004, respectively.

GOODWILL AND INTANGIBLES

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized. Instead, goodwill is evaluated for impairment using a two-step process that is performed at least annually and whenever events or circumstances indicate impairment may have occurred. The first step is a comparison of the fair value of an internal reporting unit with its carrying amount including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, a second test is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of the goodwill is greater than the implied value, an impairment loss is recognized for the difference. The implied value of the goodwill is determined as of the test date by performing a purchase price allocation as if the reporting unit had just been acquired, using currently estimated fair values of the individual assets and liabilities of the reporting unit, together with an estimate of the fair value of the reporting unit taken as a whole. The estimate of the fair value of the reporting unit is based upon information available regarding prices of similar groups of assets, or other valuation techniques including present value techniques based upon estimates of future cash flow.

At December 31, 2005, there is $18,245,000 of goodwill on the balance sheet, for which no impairment has been identified.

Intangible Assets, including customer relationships, trademarks and other intangible assets are amortized over their estimated useful lives unless they are deemed to have indefinite useful lives. Upon the adoption of SFAS 142, intangible assets deemed to have indefinite useful lives, such as trade names, are not amortized and are subject to annual impairment tests. An impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. For other intangible assets subject to amortization, an impairment is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset (see “Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, below). These assets are tested for impairment if a triggering event occurs. As of December 31, 2005, there are intangible assets of $2,522,000 on the balance sheet. Amortization of intangible assets for the years ended December 31, 2005, 2004 and 2003 amounted to $ 297,000, $135,000 and $83,000, respectively.

DEFERRED CHARGES

Deferred charges, included in other assets on the balance sheet, primarily are comprised of the cost of acquired library information files and electronic databases, which are amortized to expense over the estimated period of benefit of three years using the straight-line method, and deferred financing fees, which are amortized to interest expense over the term of the related debt.

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

In computing basic earnings per share for the years ended December 31, 2005, 2004 and 2003, the Company used a weighted average number of common shares outstanding of 20,045,754, 17,212,834 and 11,765,619, respectively. In computing diluted earnings per share for the year ended December 31, 2005, the Company used a weighted average number of common shares outstanding of 21,631,472. In the years ended December 31, 2004 and 2003 there was no dilutive effect as a result of the net loss incurred.

	Year ended December 31,
	2005	2004	2003
Basic number of common shares	20,045,754	17,212,834	11,765,619
Effect of dilutive securities:
Warrants	909,589	—	—
Convertible preferred shares	—	—	—
Restricted common shares	240,897	—	—
Stock options	435,232	—	—
Diluted number of common shares	21,631,472	17,212,834	11,765,619

Options, warrants and redeemable convertible preferred shares, including accrued preferred dividends, to purchase 6,331,445, 8,449,240 and 5,117,248 common shares during the years ended December 31, 2005, 2004 and 2003, respectively, were anti-dilutive and were therefore excluded from the computation of diluted earnings per share.

REVENUE RECOGNITION

The Company’s subscription services are provided under two different types of subscription contracts - retainer contracts and deposit contracts. Retainer contracts, which are used primarily by On-Demand Business Research, charge customers fixed monthly subscription fees to access On-Demand Business Research services, and revenues are recognized ratably over the term of each subscription. Retainer fees are required to be paid in advance by customers on either a monthly, quarterly or annual basis, and all billed amounts relating to future periods are recorded as an unearned retainer income liability on the Company’s balance sheet. In the case of deposit contracts, which are used primarily by the Product Development Intelligence segment, a customer pays a fixed annual fee, which entitles it to access any of the Company’s service offerings throughout the contract period, up to the total amount of the annual deposit fee. Since deposit account customers can “spend” their contract fee at any time within the annual contract period, deposit account revenues are only recognized within the contract period as services are actually provided to customers, with any unused deposit amounts recognized as revenue in the final month of the contract. As with retainer fees, deposit contract fees are required to be paid in advance, primarily annually, and any billed amounts relating to future periods are recorded as unearned retainer income, a current liability on the Company’s balance sheet.

With regard to the Company’s non-subscription based services, including custom market research, in-depth consulting and outsourced information services, revenues are recognized primarily on a percentage-of-completion basis. The Company typically enters into discrete contracts with customers for these services on a project-by-project basis. Payment milestones differ from contract to contract based on the client and the type of work performed. Generally, the Company invoices a client for a portion of a project in advance of work performed, with the balance invoiced throughout the fulfillment period and/or after the work is completed. However, revenue and costs are only recognized to the extent of each contract’s percentage-of-completion. Any revenue earned in excess of billings is recorded as a current asset on the Company’s balance sheet, while any billings in excess of revenue earned, which represent billed amounts relating to future periods, are recorded as unearned revenue, a current liability on the Company’s balance sheet.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes all highly liquid investments with original maturities of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used in estimating the fair value of financial instruments:

The carrying values reported in the balance sheets for cash, accounts receivable, prepaid expenses, other current assets, non-marketable equity securities, accounts payable and accrued expenses approximate fair values.

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

STOCK-BASED EMPLOYEE COMPENSATION COSTS

In 2004, the Company adopted the fair value method of accounting for stock based compensation prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, under the modified prospective method. The Company currently records compensation expense based upon the fair value of stock-based awards (both restricted stock and stock options). The Company recognized compensation cost of approximately $631,000, $596,000 and $1,224,000 for the years ended December 31, 2005, 2004, and 2003, respectively. In 2004, the Company recorded a transition adjustment upon adoption of SFAS No. 123 of $13,000 related to long-term deferred tax assets. Prior to adopting SFAS No. 123, as amended, the Company accounted for its stock option grants under APB No. 25, “Accounting for Stock Issued to Employees” utilizing the intrinsic value method for variable awards. Had the Company determined compensation cost in 2003 based on the fair value at the grant date for its stock options under SFAS No. 123, net loss would have decreased to the pro forma amount indicated below:

2003
Net loss attributable to common shareholders, as reported	$(1,227,000)
Add: Stock-based employee compensation expense included in reported net loss, net of tax related effects	1,224,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(409,000)
Pro forma net loss	$(412,000)
Loss per share:
Basic and Diluted
As reported	$(0.10)
Pro forma	$(0.04)

The per share weighted-average fair value of stock options granted during 2005, 2004 and 2003 was $0.87, $1.52 and $1.05, respectively. Such amounts were determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004	2003
Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.12% to 3.24%	3.24% to 3.81%	3.24%
Volatility	76.8% to 77.39%	88.60% to 96.4%	107%
Expected life	5 years	5 years	5 years

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

In December 2004, the FASB issued the revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123 (R)”). SFAS 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the requisite service period, generally as the award vests. As amended, SFAS No. 123 (R) requires the Company to implement the standard at the beginning of their next fiscal year that begins after September 15, 2005. The Company is currently evaluating the effect of SFAS 123 (R) on its financial statements and related disclosures.

(3) ACQUISITIONS

Atlantic Research & Consulting

On April 1, 2005, the Company acquired all of the capital stock of Atlantic Research & Consulting, Inc. (“Atlantic”) as described in the Stock Purchase Agreement (the “Atlantic Purchase Agreement”) between the Company and Peter Hooper (“Hooper”), as the sole stockholder of Atlantic. The consideration for this acquisition consisted of $3,600,000 in cash paid at closing, 312,598 shares of common stock, and an aggregate of up to $2,250,000 in deferred consideration payable in cash over three years, which deferred payments are contingent upon Atlantic achieving certain prescribed amounts of EBITDA (as defined in the Atlantic Purchase Agreement). If EBITDA for the three-year period beginning on March 1, 2005 exceeds $3,300,000, Hooper will also receive additional deferred consideration equal to the amount of such excess multiplied by 0.50.

Atlantic, headquartered in Boston, Massachusetts, provides quantitative and qualitative custom market research, focusing on financial services, management consulting, health care, and public sectors.

Simultaneously with the Company’s acquisition of Atlantic, Atlantic entered into new employment agreements with Hooper and two other senior executives of Atlantic.

The consideration paid to date for this acquisition consisted of the following:

•	Approximately $3,696,000 paid in cash (including $147,000 of transaction costs paid and net of cash acquired of $51,000); and

•
312,598 unregistered shares of the Company’s Common Stock, valued at $502,000. In accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” (“EITF 99-123”), the market prices used in the valuation of these unregistered shares covered two days before, the day of, and two days after the date the terms of the acquisition were announced publicly.

The Company’s acquisition of Atlantic was financed at closing with the combination of (i) funds borrowed upon the closing of a Senior Secured Credit Facility with the Lender, and (ii) cash on hand.

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

The consideration paid to date for this acquisition consisted of the following:

•	Approximately $3,645,000 paid in cash (including $256,000 of transaction costs paid and net of cash acquired of $11,000); and

•
187,559 unregistered shares of the Company’s Common Stock, valued at $301,000. In accordance with EITF 99-12, the market prices used in the valuation of these unregistered shares covered two days before, the day of, and two days after the date the terms of the acquisition were announced publicly.

The Company’s acquisition of Signia was financed at closing with the combination of (i) funds borrowed upon the closing of a Senior Secured Credit Facility with the Lender, and (ii) cash on hand.

The following table sets forth the components of the purchase price for the Atlantic and Signia acquisitions:

	Atlantic	Signia	Total
Cash paid (including paid transaction costs, net of cash acquired)	$3,696,000	$3,645,000	$7,341,000
Accrued transaction costs	17,000	17,000	34,000
Common stock issued to sellers	502,000	301,000	803,000
Total purchase consideration	$4,215,000	$3,963,000	$8,178,000

The following table summarizes the amounts allocated to the acquired assets and assumed liabilities. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. The value reflected in these elements of the purchase price do not meet the definition of an intangible asset under FAS 141 and is reflected in goodwill. The valuation of acquired intangible assets was prepared by an independent appraisal firm. The purchase price allocations have been finalized in this Annual Report on Form 10-K for the fiscal year ended December 31, 2005, with the exception of deferred consideration for Atlantic and Signia which will be determined for the periods ending March 31, 2006, 2007 and 2008. The significant assumptions used in the valuations included factors affecting the duration, growth rates and amounts of future cash flows for each income stream, specifically: the future economic outlook for the industry, risks involved in the business, and the impact of competition changes.

	Atlantic	Signia	Total
Current assets	$741,000	$823,000	$1,564,000
Property and equipment	230,000	52,000	282,000
Other assets	—	9,000	9,000
Liabilities assumed, current	(580,000)	(418,000)	(998,000)
Liabilities assumed, non-current	(20,000)	(377,000)	(397,000)
Fair value of net assets acquired	371,000	89,000	460,000
Goodwill	2,749,000	3,152,000	5,901,000
Amortizable intangible assets	695,000	529,000	1,224,000
Indefinite-lived intangible assets	400,000	193,000	593,000
Total purchase consideration	$4,215,000	$3,963,000	$8,178,000

Amortizable intangible assets, which generally include customer lists, are amortized over a period of 7 years. Amortization of intangible assets was $297,000, $135,000 and $83,000 for the fiscal years ended December 31, 2005, 2004 and 2003.

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

Pro Forma Results of Operations (unaudited)

Pro forma Twelve months ended December 31, 2005
(unaudited)
Total revenue	$45,519,000
Net income	$402,000
Income per share attributable to common shareholders: Basic and diluted	$0.02

In June 2004, 75% (or 3,750 shares) of the preferred shares held by the Company in idealab! were redeemed for $66,806. As of December 31, 2005, the carrying value of these preferred share securities is $22,500.

(4) EQUIPMENT, SOFTWARE DEVELOPMENT AND LEASEHOLD IMPROVEMENTS, NET

At December 31, 2005 and 2004, equipment, software development and leasehold improvements consist of the following:

	2005	2004
Furniture, fixtures and equipment	$8,624,000	$7,817,000
Software development	3,432,000	3,223,000
Leasehold improvements	2,367,000	2,161,000
	14,423,000	13,201,000
Less: accumulated depreciation and amortization	11,851,000	10,865,000
	$2,572,000	$2,336,000

The increase in equipment, software development and leasehold improvements, net of accumulated depreciation, from 2004 to 2005, resulted primarily from the fixed assets acquired in the purchases of Atlantic and Signia in 2005 of $282,000, and the $344,000 purchase of a new customer relationship management system.

Depreciation expense amounted to approximately $1,009,000, $740,000 and $1,016,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

(5)  GOODWILL AND INTANGIBLES

Goodwill:

The changes in the carrying amount of goodwill for the year ended December 31, 2005 and 2004 are as follows:

	On-Demand Business Research	Strategic Intelligence	Custom Market Research	Product Development Intelligence
	Segment	Segment	Segment	Segment	Total

Balance as of January 1, 2004	$24,000	$51,000	$4,234,000	$4,456,000	$8,765,000
Contractual earnout adjustment	—	—	3,080,000	200,000	3,280,000
Transaction costs adjustment	—	—	82,000	99,000	181,000
Other	—	(1,000)	13,000	—	12,000
Goodwill written off related to sale
of Information Advisor business	(24,000)	—	—	—	(24,000)

Balance as of December 31, 2004	—	50,000	7,409,000	4,755,000	12,214,000
Goodwill related to acquisition of Atlantic	—	—	2,749,000	—	2,749,000
Goodwill related to acquisition of Signia	—	3,152,000	—	—	3,152,000
Contractual earnout adjustment	—	—	130,000	—	130,000

Balance as of December 31, 2005	$—	$3,202,000	$10,288,000	$4,755,000	$18,245,000

Intangibles:

The table below represents the gross carrying amount, accumulated amortization, and amortization expense related to the Company’s intangible assets:

	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets as of December 31, 2004
Customer relationships	$948,000	$(218,000)
Unamortized intangible assets as of December 31, 2004
Trade names	$272,000
Amortized intangible assets as of December 31, 2005
Customer relationships and non-compete agreements	$2,172,000	$(515,000)
Unamortized intangible assets as of December 31, 2005
Trade names	$865,000

Aggregate Amortization Expense:

For the year ended December 31, 2003	$83,000
For the year ended December 31, 2004	$135,000
For the year ended December 31, 2005	$297,000

Estimated Amortization Expense:

For the year ending December 31, 2006	$297,000
For the year ending December 31, 2007	$297,000
For the year ending December 31, 2008	$297,000
For the year ending December 31, 2009	$297,000

(6)  OTHER ASSETS

At December 31, 2005 and 2004, other assets consist of the following:

	2005	2004
Deferred charges, net	$63,000	$67,000
Security deposits	196,000	196,000
Equity investment	268,000	167,000
Domain name	26,000	--
Non-marketable equity securities	81,000	23,000
Deferred rent	31,000	335,000
Cash surrender value of life insurance	127,000	127,000
Other	42,000	102,000
	$834,000	$1,017, 000

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

In June 2004, 75% (or 3,750 shares) of the preferred shares held by the Company in idealab! were redeemed for $66,806. As of December 31, 2005, the carrying value of these preferred share securities is $22,500.

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

Subsequent to its initial investment, the Company contributed an additional $211,000 during 2004. During the year ended December 31, 2004, the Company recorded an unrealized loss of $94,000 on its investment in Find.com. This represents the Company’s share of the net loss of Find.com as of and for the year ended December 31, 2004. As of December 31, 2004, the Company’s investment in Find.com was $167,000. The Company accounts for its investment in Find.com under the equity method of accounting for investments.

On November 28, 2005, the Company sold the find.com URL and licensed certain related intellectual property assets, to Tigo Search, Inc., (“Tigo Search”), a majority-owned subsidiary of Scientigo Inc. (“Scientigo”), a publicly traded company. The total consideration for the sale included i) $250,000 in cash, ii) $150,000 in Scientigo common stock, iii) a secured promissory note for $100,000, and iv) a 49% interest in Tigo Search. The Company retained 58.7% of the net proceeds of the sale, with the rest being passed through to the other members of FIND.COM, LLC. In accordance with EITF 01-2 "Interpretations of APB Opinion No. 29", the Company recorded a partial gain as a result of its sale of Find.com. The Company determined that its investment in Tigo Search was the result of a monetary exchange where the Company transferred ownership of its former interest in Find.com for a non-controlling interest in Tigo Search, plus cash, a note receivable and stock of Scientigo.

The Company’s initial investment in Scientigo common stock was valued at $83,000 in accordance with EITF 99-12. For the year ended December 31, 2005, the Company recorded a comprehensive loss of $25,000 which was recorded in equity as these securities are classified as available-for-sale securities. As a result, the Company’s investment in Scientigo was $58,000 as of December 31, 2005. The Company has recorded the note receivable from Scientigo at $24,000 which represents its best estimate of its net realizable value. Given its due date of May 28, 2006, the Company has recorded the note receivable within prepaid expenses and other current assets on the accompanying balance sheet.

Scientigo has the option until May 28, 2006 to acquire the Company’s interest in Tigo Search for $700,000, payable $350,000 in cash and $350,000 in Scientigo Stock. In valuing the written option, the Company applied paragraph 8.d of EITF 00-6, “Accounting for Freestanding Derivative Financial Instruments Indexed to, and Potentially Settled in, Stock of a Subsidiary”. The Company’s carrying value of its interest in Tigo Search was reduced by the fair value of the written option of approximately $21,000. Furthermore, the Company's carrying value of Tigo Search was reduced by $50,000, which represents expenses that the Company paid in connection with the transaction. The Company’s investment in Tigo Search is valued at $268,000 at December 31, 2005.

The Company has a 9.1% interest in Strategic Research Institute, L.P. (“SRI”), and in March 2003, received an $87,000 distribution in respect of that interest. The Company shares in profits of SRI, but does not share in losses. This is the only distribution that the Company received from this partnership interest, and the distribution was recognized as other income. SRI is a business conference and event company. The value of this investment is zero.

Amortization of deferred charges was $44,000 and $47,000 for the years ended December 31, 2005 and 2004, respectively.

(7)  COMMITMENTS AND CONTINGENCIES

The Company has an operating lease agreement for its principal offices, which expires in 2013, under which rental payments decline over the term of the lease. As a result, rental expense under this lease is recorded on a straight-line basis. Rental payments through December 31, 2005 and 2004 exceeded rental expense recorded on this lease through such dates by $31,000 and $335,000, respectively.

The Company has an operating lease agreement for the principal offices of Signia, which expires in 2011, under which rental payments increase over the term of the lease. As a result, rental expense under this lease is recorded on a straight-line basis. Rent expense through December 31, 2005 exceeded rental payments recorded on this lease through such date by $132,000.

The Company had an operating lease for additional office space that expired in 2005, under which rental payments increased over the term of the lease. Rental expense on this lease was recorded on a straight-line basis. This lease was formally abandoned during 2004 (see Note 8).

The Company’s leases of office space include standard escalation clauses. Rental expense under leases for office space was $1,791,000, $2,105,000 and $1,854,000 in 2005, 2004 and 2003, respectively.

The future minimum lease payments under non-cancellable operating leases as of December 31, 2005 were as follows:

Year ending December 31	Operating Leases
2006	$1,596,000
2007	1,507,000
2008	1,488,000
2009	1,374,000
2010	1,266,000
Thereafter	2,669,000
Total minimum lease payments	$9,900,000

The following table includes aggregate information about our contractual obligations as of December 31, 2005 and the periods in which payments are due.

	As of December 31, 2005
	Total (A)	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Non-cancelable operating lease commitments	$9,900,000	$1,596,000	$2,995,000	$2,640,000	$2,669,000
Long-term capital lease commitments	124,000	79,000	45,000	—	—
Notes payable	6,394,000	3,005,000	2,039,000	1,350,000	—
Employment contracts	1,381,000	754,000	627,000	—	—
Deferred compensation and other	216,000	47,000	27,000	36,000	106,000
	$18,015,000	$5,481,000	$5,733,000	$4,026,000	$2,775,000
A. See Note 3 to the Consolidated Financial Statements for information regarding contingent payments related to the acquisitions of Atlantic and Signia.

See Note 8 for information related to accrued severance and retirement amounts and see Note 13 for information related to Deferred Compensation.

(8)  ACCRUED EXPENSES

Accrued expenses at December 31, 2005 and 2004 consisted of the following:

	2005	2004
Accrued bonuses and employee benefits	$1,707,000	$1,049,000
Accrued expenses incurred on behalf of clients	229,000	281,000
Accrued SVP royalty	17,000	654,000
Accrued severance	154,000	478,000
Accrued earnout	—	2,030,000
Accrued rent	—	232,000
Accrued interest	73,000	—
Other accrued expenses	198,000	375,000
	$2,378,000	$5,099,000

During 2005 and 2004, the Company recorded additional accruals of $778,000 and $604,000, respectively, under a severance plan approved by the Board of Directors and communicated to employees. In 2005 and 2004, the Company paid $1,102,000 and $584,000 related to both severance plans. As of December 31, 2005, a balance of $154,000 remains accrued. Payments related to the remaining severance accrual at December 31, 2005 will be completed by the end of June 2006.

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

On November 12, 2003, the Company’s President and Founder, Andrew Garvin, announced he would be retiring as of December 31, 2003. Mr. Garvin continues to serve his term on the Board of Directors, and was a consultant to the Company in 2005. In the fourth quarter of 2003, the Company recorded a charge of approximately $309,000 triggered by Mr. Garvin’s retirement, and consisting of certain early-retirement benefits provided for in his employment agreement as well as certain other negotiated benefits. Payments were completed by the end of September 2004.

(9) NOTES PAYABLE

Notes payable as of December 31, 2005 and 2004 consist of the following:

	2005	2004
Bank borrowings under Term Note	$4,050,000	$—
Bank borrowings under Line of Credit	2,000,000	—
Borrowings under financing agreements:
$344,000 Note Payable with vendor, at 9% interest, due December 31, 2008	344,000	—
Total notes payable	6,394,000	—
Less current installments	3,005,000	—
Notes payable, excluding current installments	$3,389,000	$—

DEBT AGREEMENTS WITH BANK

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

On April 1, 2005, the full amount of the Term Facility was drawn in a single drawing and applied, among other things, to (i) consummate the acquisition of Atlantic, (ii) consummate the acquisition of Signia, and (iii) pay transaction-related costs and expenses with respect to such acquisitions.

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

As of December 31, 2005, $4,050,000 remains outstanding under the Term Facility, and $2,000,000 remains outstanding under the Revolving Facility. Accrued but unpaid interest related to the Term Facility and Revolving Facility was approximately $73,000 as of December 31, 2005. The Term Facility bears interest at LIBOR plus 3%, which was 7.05% at December 31, 2005 based on the 3-month LIBOR contract in effect at that time. The Revolving Facility bears interest at LIBOR plus 2.75%, which was 7.17% at December 31, 2005 based on a separate 3-month LIBOR contract that was in effect at that time. Interest expense related to the Term Facility was $186,000 for the year ended December 31, 2005. Interest expense related to the Revolving Facility was $88,000 for the year ended December 31, 2005. During 2005, the Company incurred $760,000 in closing and other transaction costs related to the Senior Secured Facilities, which are amortized to interest expense over the duration of the Term Facility. Amortization of deferred financing fees was $113,000 for the year ended December 31, 2005.

Loans under the Revolving Facility will be made available after April 1, 2005 and until the earlier of (i) April 1, 2008, and (ii) the date of termination of the commitment of the Lender to make revolving credit loans and of the obligation of the Lender to make letter of credit extensions.

The Credit Agreement contains certain restrictions on the conduct of the Company’s business, including, without limitation, restrictions on incurring debt, making certain restricted payments (any dividend or other distribution, whether in cash, securities or other property, with respect to any stock or stock equivalents of the Company or any subsidiary), disposing of certain assets, making investments; exceeding certain agreed upon capital expenditures; creating or suffering liens; completing certain mergers, consolidations and sales of assets, redeeming or prepaying other debt; and certain transactions with affiliates, subject in each case to any applicable exceptions or thresholds contained in the Credit Agreement. The Credit Agreement also contains financial covenants that require the Company to maintain certain leverage and fixed charge ratios and a minimum net worth.

All obligations under the Senior Secured Facilities are secured by a security interest in substantially all of the personal property of the Company.

The Company is in compliance with all of its loan covenants as of December 31, 2005.

During May 2004, the Company repaid the $1,100,000 then outstanding balance on a term note with JP Morgan Chase Bank (the “Term Note”), of which $400,000 was previously classified as current. During the first quarter of 2004, the Company also paid its then scheduled principal payment of $100,000. Interest expense related to the Term Note amounted to $24,000 for the nine months ended September 30, 2004. The Term Note was terminated effective March 31, 2005.

Prior to the Senior Secured Facilities, the Company maintained a $1,000,000 line of credit with JP Morgan Chase Bank (the “Line of Credit”). During May 2004, the Company repaid the $876,000 then outstanding balance. Interest expense related to the Line of Credit amounted to $13,000 for the nine months ended September 30, 2004. The Line of Credit was terminated effective March 31, 2005, and all liens and encumbrances related to the Term Note and the Line of Credit were released.

DEBT AGREEMENT WITH VENDOR

In November 2005, the Company entered into a loan agreement with a vendor for the purchase of a customer relationship management system. The loan agreement is for $343,957 plus interest at a rate of 9% per annum, to be paid over a 36-month period, in monthly installments of $10,938, with the first payment due in January 2006.

DEBT AGREEMENTS WITH INVESTORS

On April 1, 2003, the Company issued a Promissory Note (the “Note”) with a face value of $3,000,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Guideline Research. The Note was recorded at its initial relative fair value of $1,868,000. The difference between the initial relative fair value and the stated value was accreted as additional interest expense over the term of the Note, and the resulting effective interest rate is approximately 25%. During May 2004, the Company repaid the then outstanding principal balance of $3,000,000. Related interest expense was $1,112,000 for the fiscal year ended December 31, 2004, of which $955,000 related to the non-cash accretion of the carrying value of the Note to the stated value of the Note for the fiscal year ended December 31, 2004. The Note was terminated effective May 20, 2004.

On July 1, 2003, the Company issued a Second Promissory Note (the “Second Note”) with a face value of $500,000 and a stated interest rate of 13.5%, as a part of the financing for the acquisition of Teltech, a former business unit of Sopheon Corporation (“Teltech”). The Second Note was recorded at its initial relative fair value of $320,000. The difference between the initial relative fair value and the stated value was accreted as additional interest expense over the term of the Second Note, and the resulting effective interest rate is approximately 25%. During May 2004, the Company repaid the then outstanding principal balance of $500,000. Related interest expense was $202,000 for the fiscal year ended December 31, 2004, of which $175,000 related to the non-cash accretion of the carrying value of the Second Note to the stated value of the Second Note for the fiscal year ended December 31, 2004. The Second Note was terminated effective May 20, 2004.

As a result of the repayment of outstanding debt during May 2004, the Company recorded additional non-cash interest expense of $223,000 during the fiscal year ended December 31, 2004 to fully amortize the balance of any remaining unamortized deferred financing fees associated with the Term Note, the Note and the Second Note.

(10)  SHAREHOLDERS’ EQUITY

SALE OF COMMON STOCK

On May 10, 2004 (the “Closing Date”), the Company raised $13,500,000 through a private placement of (i) 6,000,000 shares of the Company’s Common Stock, and (ii) warrants to purchase an aggregate of 3,000,000 shares of Common Stock. The Company sold these shares and warrants through 6,000,000 units at $2.25 per unit, with each unit consisting of one share of Common Stock and one warrant to purchase one-half of one share of Common Stock at an exercise price of $3.00 per full share. The warrants are exercisable at any time before May 10, 2009. The net proceeds of the sale of the Common Stock and the warrants were partially used by the Company to pay off its debt of approximately $5.6 million, and is also intended to be used for working capital and general corporate purposes, including the financing of potential acquisitions. Transaction costs related to the private placement were approximately $1,356,000, which were recorded in capital in excess of par value as a partial offset against gross proceeds received from the private placement. The fair value of the warrants as of the Closing Date of approximately $3,231,000 was determined using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate range of 3.95%, volatility of 46% and an expected life of 5 years.

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

At December 31, 2005 and 2004, warrants to purchase 4,975,515 and 5,125,515, respectively, of the Company’s common shares remain outstanding at exercise prices ranging from $0.01 to $3.00.

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

The Company’s 1996 Stock Option Plan (the “1996 Plan”), as amended in 1998, 2000 and 2001, authorized grants of options to purchase up to 3,500,000 shares of common stock, issuable to employees, directors and consultants of the Company. This plan expired in January 2006.

The options to be granted under the 2003 Incentive Plan will be designated as incentive stock options or non-incentive stock options by our Board of Directors’ Stock Option Committee. Options granted under the 2003 Incentive Plan are exercisable during a period of no more than ten years from the date of the grant (five years for options granted to holders of 10% or more of the outstanding shares of common stock). All options outstanding at December 31, 2005 and 2004 expire within the next ten years if not exercised. Options that are cancelled or expire during the term of the 2003 Incentive Plan are eligible to be re-issued and, therefore, are considered available for grant.

Activity under the stock option plans is summarized as follows:

	Available for grant	Options Granted	Weighted average exercise price
January 1, 2003	543,800	2,753,300	$0.82
Additional authorized	1,500,000	—	—
Granted	(892,500)	892,500	1.32
Exercised	—	(742,262)	0.39
Cancelled	260,138	(260,138)	1.13
December 31, 2003	1,411,438	2,643,400	1.06
Granted	(857,750)	857,750	2.13
Exercised	—	(187,121)	0.85
Cancelled	472,978	(472,978)	1.74
December 31, 2004	1,026,666	2,841,051	0.99
Granted	(244,750)	244,750	1.33
Exercised	—	(405,250)	0.43
Cancelled	270,400	(270,400)	1.71
December 31, 2005	1,052,316	2,410,151	$1.38
Exercisable at December 31, 2005		1,720,484	$1.21
Exercisable at December 31, 2004		1,888,208	$1.01
Exercisable at December 31, 2003		1,488,495	$1.12

Range	Number of Options Outstanding	Remaining Average Contractual Life in Years - Outstanding Options	Number of Options Exercisable	Remaining Average Contractual Life in Years - Options Exercisable

$0.41 - $0.50	364,600	5.84	364,600	5.84
$0.63 - $0.80	227,450	5.40	227,450	5.40
$0.97 - $1.40	825,875	5.66	670,408	5.66
$1.45 - $1.84	519,750	7.37	236,193	7.37
$1.90 - $3.69	472,476	7.59	221,833	7.59

Totals	2,410,151		1,720,484

During 2005, options to purchase 244,750 shares of common stock were granted under the 2003 Incentive Plan at prices ranging from $1.03 to $1.48. The options issued qualified as incentive and non-incentive stock options whereby the prices of the options were at fair market value at the time of grant.

During 2004, options to purchase 857,750 shares of common stock were granted under the 1996 Plan and the 2003 Incentive Plan at prices ranging from $1.40 to $2.60. The options issued qualified as incentive stock options whereby the prices of the options were at fair market value at the time of grant.

LOAN RECEIVABLE FOR STOCK PURCHASE

In 2002, the Company made a $50,000 loan to a then employee for the purchase of shares of the Company’s stock in conjunction with a private equity offering. The loan was interest-free, and was repaid on April 15, 2005.

RESTRICTED STOCK

On January 1, 2005, 100,000 shares of restricted stock were granted to the Company’s Chief Executive Officer under the 2003 Incentive Plan. Deferred compensation expense related to these shares was calculated at fair value on the date of grant, and is being amortized over a vesting period of three years. Compensation expense related to these shares was $53,000 for the year ended December 31, 2005.

On January 1, 2005, 25,000 shares of restricted stock were granted to the Company’s Chief Financial Officer under the 2003 Incentive Plan. Deferred compensation expense related to these shares was calculated at fair value on the date of grant, and is being amortized over a vesting period of three years. Compensation expense related to these shares was $13,000 for the year ended December 31, 2005.

During 2004, 100,000 shares of restricted stock were granted to the Company’s Chief Operating Officer under the 2003 Incentive Plan. Deferred compensation expense related to these shares was calculated at fair value on the date of grant, and is being amortized over the vesting period of four years. In July 2005, 50,000 shares of restricted stock were granted to the Company’s Chief Operating Officer. Deferred compensation expense related to these shares was calculated at fair value on the date of grant, and is being amortized over the vesting period of four years. Compensation expense related to these shares was $79,000 and $47,000 for the years ended December 31, 2005 and 2004, respectively.

REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company has authorized preferred stock consisting of 2,000,000 shares at $.0001 par value per share. The Preferred Stock is convertible into shares of the Company’s common stock one-for-one, subject to adjustment for certain dilutive issuances, splits and combinations. The Preferred Stock is also redeemable at the option of the holders of the Preferred Stock beginning April 1, 2009, at a redemption price of $1.50 per share, or $500,000 in the aggregate, plus all accrued but unpaid dividends. The holders of the Preferred Stock are entitled to receive cumulative dividends, prior and in preference to any declaration or payment of any dividend on the common stock of the Company, at the rate of 8% on the $500,000 redemption value, per annum, payable in cash or through the issuance of additional shares of Preferred Stock at the Company’s discretion. The holders of shares of Preferred Stock have the right to one vote for each share of common stock into which shares of the Preferred Stock could be converted into, and with respect to such vote, each holder of shares of Preferred Stock has full voting rights and powers equal to the voting rights and powers of the holders of the Company’s common stock. At December 31, 2005 and 2004, there were 333,333 shares of redeemable convertible preferred stock outstanding.

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

Royalty expense under the agreement, which in 2005 was a set amount and in 2004 and 2003 was based on a percentage of revenue as stipulated in the agreement, was $50,000, $118,000 and $117,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company receives and renders information services to other members of the SVP network. Charges for such services are made at rates similar to those used for other clients. As of December 31, 2005 and 2004, the Company’s liability, net of receivables recorded in other current assets, to SVP International was $17,000 and $78,000, respectively.

(12)   INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	2005	2004	2003
Current:
Federal	$402,000	$—	$154,000
State and local	138,000	—	56,000
	$540,000	$—	$210,000
Deferred:
Federal	$—	$(533,000)	$—
State and local	—	(188,000)	—
	—	(721,000)	—
Change in valuation allowance	(329,000)	721,000	—
$211,000	$—	$210,000

In 2004 a valuation allowance was provided for carryforward net operating losses, as the Company determined that it was more likely than not that such assets would not be realized during the carryforward period. During 2005, net operating loss carryforwards of $211,000 were utilized. Income tax provision (benefit) differs from the amount computed by multiplying the statutory rate of 34% to income before income taxes due to the following:

	2005	2004	2003
Income tax provision (benefit) at statutory rate	$225,000	$(681,000)	$(251,000)
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	(329,000)	721,000	—
State and local taxes (benefit), net of federal income tax benefit	92,000	(122,000)	26,000
Taxable (nontaxable) income resulting from decrease (increase) in cash surrender value of life insurance	—	—	(17,000)
Stock compensation expense	199,000	61,000	432,000
Nondeductible expenses	21,000	22,000	20,000
Other	3,000	(1,000)	—
	$211,000	$—	$210,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets, net of deferred tax liabilities at December 31, 2005 and 2004 are presented below:

	2005	2004
Deferred tax assets:
Federal net operating loss carryforwards	$467,000	$747,000
State and local net operating loss carryforwards	337,000	435,000
Deferred compensation	66,000	84,000
Royalty expenses	7,000	273,000
Depreciation and amortization	838,000	588,000
Stock compensation expense	(117,000)	55,000
Write-down of non-marketable equity securities	78,000	131,000
Severance and separation charges	72,000	57,000
Accrued bonus	210,000	211,000
Deferred tax assets acquired from Guideline Research	50,000	50,000
Other, net	—	(188,000)
Deferred tax asset	2,008,000	2,443,000
Valuation allowance	(635,000)	(964,000)
Net deferred tax asset	1,373,000	1,479,000
Less current portion	386,000	696,000
Net deferred tax asset, excluding current portion	$987,000	$783,000

Of the net deferred tax asset, $386,000 and $696,000 as of December 31, 2005 and 2004, respectively, are classified as current.

As of December 31, 2005, the short term deferred tax liability was $60,000, which was assumed upon the acquisition of Signia.

Long-term deferred tax liabilities were $305,000 and $67,000 as of December 31, 2005 and 2004, respectively. Of the $305,000 as of December 31, 2005, $236,000 was assumed upon the acquisition of Signia.

Federal net operating loss carryforwards of $467,000 expire from 2020 to 2023. Of the state and local tax loss carryforward assets of $336,000, approximately $215,000 expire in 2013, with the remainder expiring from 2020 to 2023.

(13)	EMPLOYEE BENEFITS AND DEFERRED COMPENSATION

EMPLOYEE BENEFIT PLANS

The Company sponsors several 401(k) and profit sharing plans under which eligible participants may elect to defer eligible compensation up to governmental limitations. Under the plan for Atlantic employees, the Company contributes 50% of employees’ contributions up to 4% of compensation. Under the plan for Signia employees, the Company contributes 100% of employees’ contributions on the first 3% of compensation and 50% on the next 2% of compensation. For all other employees, the Company contributes 20% of the employees’ contributions up to 1% of their annual compensation and may contribute additional profit sharing amounts at its discretion. Expense relating to the 401(k) and profit sharing plans was $109,000, $116,000 and $104,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

DEFERRED COMPENSATION

The Company has a deferred compensation arrangement with Andrew Garvin, the founder and former President of the Company. In November 2003, Mr. Garvin announced his early retirement as of December 31, 2003. The Company revised the calculation of Mr. Garvin’s accrued deferred compensation to reflect his announced date of retirement. Accordingly, the present value of the obligation as of December 31, 2003 was approximately $243,000. This will be paid over the contractual term of 10 years, which began in January 2004. On September 29, 2004, the Company and Mr. Garvin executed Amendment No. 1 to the Separation Agreement dated as of December 31, 2003 in order to restructure the timing and reduced amount of certain deferred compensation payments. During the year ended December 31, 2005, payments totaling approximately $13,000 were made. The remaining liability at December 31, 2005 is approximately $125,000.

EMPLOYMENT AGREEMENTS

On January 1, 2005, the Company amended its employment agreement with David Walke, the Chief Executive Officer of the Company, which expires in December 2007. The employment agreement provides for the issuance of a total of 450,000 shares of restricted stock of the Company during 2005, 2006 and 2007, as earned in each respective period. The restricted stock will vest according to the respective restricted stock award agreements. The employment agreement also contains certain severance provisions entitling Mr. Walke to receive compensation and certain benefits for various lengths of time upon termination without cause, or voluntary termination upon certain conditions, which includes the acquisition by a party of 30% or more of the outstanding shares of common stock of the Company or a change in the majority of incumbent Board members, and certain other occurrences.

On January 1, 2005, the Company amended its employment agreement with Peter Stone, the Chief Financial Officer of the Company, which expires in December 2007. The employment agreement provides for the issuance of a total of 150,000 shares of restricted stock of the Company during 2005, 2006 and 2007, as earned in each respective period. The restricted stock will vest according to the respective restricted stock award agreements. The employment agreement also contains certain severance provisions entitling Mr. Stone to receive compensation and certain benefits for various lengths of time upon termination without cause, or voluntary termination upon certain conditions, which includes the acquisition by a party of 30% or more of the outstanding shares of common stock of the Company and certain other occurrences.

On July 21, 2005, the Company amended its employment agreement with Marc Litvinoff, the Chief Operating Officer of the Company, which expires in June 2007. The employment agreement provides for the issuance of 100,000 shares of restricted stock of the Company during 2005 and 2006. The restricted stock will vest according to the respective restricted stock award agreements. The employment agreement also contains certain severance provisions entitling Mr. Litvinoff to receive compensation and certain benefits for twelve months upon termination without cause or non-renewal of the employment agreement.

Pursuant to the employment agreements described above, salary commitments for the next five years are as follows:

Year ending December 31,
2006	$754,000
2007	627,000
2008	—
2009	—
2010	—
Total salary commitments	$1,381,000

(14)  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes during the years ended December 31, 2005, 2004 and 2003 was as follows:

	2005	2004	2003
Interest	$207,000	$64,000	$447,000
Income taxes	$14,000	$—	$49,000

Non-cash operating activities:

In November 2005, as part of the consideration received on the sale of assets, the Company recorded a note receivable of $24,000.

In December 2004, the Company recorded a transition adjustment upon adoption of SFAS No. 123 of $13,000 related to long-term deferred tax assets.

In January 2003, the Company issued 35,000 shares of the Company’s common stock to a vendor, valued at approximately $44,000.

Non-cash investing activities:

In December 2005, the Company recorded a $344,000 addition to fixed assets for a new client relationship management tool, which is being financed over a 36-month period, with monthly payments commencing January 1, 2006.

In November 2005, as part of the consideration received on the sale of assets, the Company recorded an investment in Tigo Search of $268,000 and an investment in Scientigo of $58,000.

In September 2005, the Company recorded a $168,000 addition to leasehold improvements for new carpet at one of its locations, which was paid for directly by its landlord. This was included as a component of deferred rent, and will be amortized to expense over the life of the lease.

As of December 31, 2005, the Company has accrued approximately $34,000, which represents unpaid transaction costs related to the acquisitions of Atlantic and Signia.

As of December 31, 2005, the Company has accrued approximately $11,000, which represents unpaid transaction costs related to the private placement of the Company’s Common Stock.

On April 1, 2005, the Company issued 500,157 shares of its Common Stock valued at approximately $803,000 to the former owners of Atlantic and Signia as part of these acquisitions.

As of December 31, 2004, the Company has accrued approximately $2,030,000, which represents the estimated portion of the Two Year Deferred Consideration earned as of that date in connection with the Guideline Research acquisition.

Non-cash financing activities:

During the year ended December 31, 2005, the Company recorded the exercise of 23,100 options at prices ranging from $0.50 to $1.062, in exchange for 9,750 shares of common stock at prices ranging from $1.15 to $1.54.

During 2005, 2004 and 2003, the Company recorded preferred dividends of $40,000, $40,000 and $30,000, respectively.

During 2004 and 2003, the Company recorded additional non-cash interest expense related to the accretion on redeemable common shares, issued in connection with the Guideline Research acquisition, of $113,000 and $250,000, respectively. These shares, valued at $1,090,000, were sold in private transactions during 2005.

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

In connection with the Guideline Research acquisition in 2003, the Company issued 571,237 unregistered shares of the Company’s common stock that were fair valued at $760,000 and redeemable at the option of the holder during a specified period of time.

In connection with the Teltech acquisition in 2003, the Company issued 32,700 unregistered shares of the Company’s common stock that were fair valued at $50,000.

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

(15) SEGMENT REPORTING

The Company manages its research and business advisory services in the following four business segments: Quick Consulting (“On-Demand Business Research”, previously known as QCS), Strategic Intelligence, Custom Market Research and Product Development Intelligence (previously known as Teltech). Upon the Company’s acquisition of Signia on April 1, 2005, the operations and financial results of Signia were integrated into the business segment previously known as the Strategic Research and Consulting Group (“SCRG”), and this segment was renamed Strategic Intelligence. Upon the Company’s acquisition of Atlantic on April 1, 2005, the operations and financial results of Atlantic were integrated into the business segment previously known as Quantitative Market Research, and this segment was renamed Custom Market Research. References to “Corporate” and “Other” in our financial statements refer to the portion of assets and activities that are not allocated to a segment.

	Years Ended December 31,
		(in thousands)
	2005	2004	2003
Revenues
On-Demand Business Research	$15,850	$16,904	$18,391
Strategic Intelligence	4,157	1,936	1,415
Custom Market Research	14,410	11,371	7,669
Product Development Intelligence	8,617	8,226	4,094
Total revenues	$43,034	$38,437	$31,569
Depreciation and amortization
On-Demand Business Research	$963	$577	$762
Strategic Intelligence	33	79	120
Custom Market Research	75	36	41
Product Development Intelligence	93	98	47
Total segment depreciation and amortization	1,164	790	970
Corporate and other	186	141	173
Total depreciation and amortization	$1,350	$931	$1,143
Operating income (loss)
On-Demand Business Research	$1,267	$1,357	$2,281
Strategic Intelligence	586	164	(526)
Custom Market Research	1,380	1,160	828
Product Development Intelligence	762	922	408
Segment operating income	3,995	3,603	2,991
Corporate and other [1]	(3,012)	(3,859)	(3,160)
Operating income (loss)	$983	$(256)	$(169)
Income (loss) before taxes
On-Demand Business Research	$1,267	$1,357	$2,281
Strategic Intelligence	594	164	(526)
Custom Market Research	1,378	1,023	408
Product Development Intelligence	760	782	286
Segment income before taxes	3,999	3,326	2,449
Corporate and other [1]	(3,336)	(5,271)	(3,186)
Income (loss) before taxes	$663	$(1,945)	$(737)
Total Assets
On-Demand Business Research	$2,731	$2,741
Strategic Intelligence	2,203	597
Custom Market Research	4,262	3,996
Product Development Intelligence	3,519	3,062
Total segment assets	12,715	10,396
Corporate and other	25,492	19,626
Total assets	$38,207	$30,022
Capital Expenditures
On-Demand Business Research	$133	$186	$133
Strategic Intelligence	45	8	5
Custom Market Research	114	23	—
Product Development Intelligence	—	62	—
Total segment capital expenditures	292	279	138
Corporate and other	139	253	319
Total capital expenditures	$431	$532	$457

[1] Represents the effect of direct costs and selling, general and administrative expenses not attributable to a single segment.

(16) UNAUDITED QUARTERLY DATA

The following table sets forth selected quarterly data for the years ended December 31, 2005 and 2004 (in thousands, except per share data). The operating results are not indicative of results for any future period.

Quarter ended	Revenues	Operating income (loss)	Income (loss) before provision (benefit) for income taxes	Net income (loss) attributable to common shareholders	Income (loss) per share: basic[1]	Income (loss) per share: diluted[1]

March 31, 2005	$8,786	$213	$176	$41	$0.00	$0.00
June 30, 2005	11,329	(482)	(624)	(577)	(0.03)	(0.03)
September 30, 2005	11,433	800	651	435	0.02	0.02
December 31, 2005	11,486	452	460	513	0.03	0.02

March 31, 2004 [2]	$9,606	$239	$(82)	$(201)	$(0.02)	$(0.02)
June 30, 2004 [2]	9,711	(745)	(2,028)	(1,472)	(0.09)	(0.09)
September 30, 2004 [2]	9,915	623	560	296	0.02	0.01
December 31, 2004 [2]	9,205	(373)	(395)	(721)	(0.04)	(0.04)

1 Quarterly data is rounded and totals may or may not equal year end basic and diluted earnings per share.
2 Quarterly data for 2004 has been restated for the adoption of SFAS No. 123.

As discussed in Note 8, during 2005 and 2004, the Company recorded a charge to operations of $778,000 and $604,000, respectively, related to severance payments to be made to former employees. Approximately $1,339,000 and $75,000 were recorded related to bonus and commission arrangements in the quarter ended December 31, 2005 and 2004, respectively.

Schedule II

GUIDELINE, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years ended December 31, 2005, 2004 and 2003
(in thousands of dollars)

Classification	Balance at beginning of year	Additions charged to earnings	Write offs (recoveries)	Balance at end of year

Year ended December 31, 2005:
Allowance for doubtful accounts	$164	$85	$137	$112

Year ended December 31, 2004:
Allowance for doubtful accounts	$271	$129	$236	$164

Year ended December 31, 2003:
Allowance for doubtful accounts	$150	$110	$(11)	$271