Form 10-Q
period 2006-03-31
Guideline, Inc.
filed 2006-05-15
CIK 801338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period_____________ to _____________
______________________________________

Commission file no.0-15152

GUIDELINE, INC.
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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

There were 20,456,254 shares of the registrant’s common stock, par value $.0001 per share, outstanding at May 8, 2006.

Guideline, Inc. and Subsidiaries
Index

Page
PART I. Financial Information

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets	3
March 31, 2006 and December 31, 2005 (unaudited)

Condensed Consolidated Statements of Operations	4
Three Months Ended March 31, 2006 and 2005 (unaudited)

Condensed Consolidated Statements of Cash Flows	5
Three Months Ended March 31, 2006 and 2005 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	26

ITEM 4. Controls and Procedures	26

PART II. Other Information

ITEM 6. Exhibits	27

Signatures	28

Index to Exhibits	29

PART I.
FINANCIAL INFORMATION

ITEM 1. Financial Statements.
Guideline, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share data)

Assets	March 31, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$1,225	$2,697
Accounts receivable, net	10,143	8,646
Deferred tax assets	375	386
Prepaid expenses and other current assets	676	671
Total current assets	12,419	12,400

Equipment, software development and leasehold improvements, at cost, less accumulated depreciation and amortization of $11,945 at March 31, 2006
and $11,851 at December 31, 2005	2,403	2,572

Goodwill, net	19,275	18,245
Intangibles, net	2,434	2,522
Deferred tax assets	1,057	987
Deferred financing fees, net	609	647
Other assets	852	834
	$39,049	$38,207
Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$2,238	$2,425
Accrued expenses and other	3,100	2,378
Unearned retainer income	6,761	4,311
Current maturities of notes payable	1,005	3,005
Total current liabilities	13,104	12,119

Notes payable	3,138	3,389
Deferred compensation and other liabilities	581	761
Total liabilities	16,823	16,269

Redeemable convertible preferred stock, $.0001 par value.
Authorized 2,000,000 shares; issued and outstanding
333,333 shares at March 31, 2006 and December 31, 2005, and accrued dividends	620	610
Commitments and contingencies

Shareholders’ equity:
Common stock, $.0001 par value. Authorized 100,000,000 shares;
issued and outstanding 20,456,254 shares at March 31, 2006 and
20,305,060 shares at December 31, 2005	2	2
Capital in excess of par value	28,408	28,367
Comprehensive loss	(12)	(25)
Accumulated deficit	(6,792)	(7,016)
Total shareholders’ equity	21,606	21,328
	$39,049	$38,207

See accompanying notes to condensed consolidated financial statements.

Guideline, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
Three months ended March 31,
(in thousands, except share and per share data)

	2006	2005
Revenues	$11,256	$8,786

Operating expenses:
Direct costs	6,948	5,274
Selling, general and administrative expenses	4,035	3,299
Total operating expenses	10,983	8,573
Operating income	273	213

Other income	28	14
Equity loss on investment	(14)	(47)
Interest expense	(147)	(4)
Income before provision for income taxes and cumulative
effect of accounting change	140	176
Provision for income taxes	(12)	(125)
Income before cumulative effect of accounting change	128	51
Cumulative effect of accounting change	96	--
Net income	224	51
Less: Preferred dividends	(10)	(10)
Income attributable to common shareholders	$214	$41

Earnings per share - basic:
Income before cumulative effect of accounting change	$0.01	$0.00
Cumulative effect of accounting change	0.00	0.00
Earnings per share - basic	$0.01	$0.00

Earnings per share - diluted:
Income before cumulative effect of accounting change	$0.01	$0.00
Cumulative effect of accounting change	0.00	0.00
Earnings per share - diluted	$0.01	$0.00
Weighted average number of common shares outstanding:
Basic	20,447,468	19,401,923
Diluted	21,985,752	21,502,585

See accompanying notes to condensed consolidated financial statements.

Guideline, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
Three months ended March 31,
(in thousands)
	2006	2005

Cash flows from operating activities:	$224	$51
Net income
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	469	267
Allowance for doubtful accounts	25	35
Deferred income taxes	12	119
Share-based payments	153	138
Deferred compensation	(122)	(11)
Non-cash interest	38	1
Repurchase option	14	--
Equity loss on investment	(14)	47
Cumulative effect of accounting change	(96)	--

Changes in assets and liabilities:
Increase in accounts receivable	(1,523)	(788)
Increase in prepaid expenses and other current assets	(5)	(164)
(Increase) decrease in other assets	(85)	14
Increase in unearned retainer income	2,450	1,591
Decrease in other liabilities	(45)	--
(Decrease) increase in accounts payable and accrued expenses	(495)	380

Net cash provided by operating activities	1,000	1,680
Cash flows from investing activities:
Capital expenditures	(201)	(87)
Net cash used in investing activities	(201)	(87)
Cash flows from financing activities:
Principal payments under notes payable	(2,251)	--
Proceeds from exercise of stock options and warrants	--	2
Payments under capital leases	(20)	(14)
Net cash used in financing activities	(2,271)	(12)
Net (decrease) increase in cash and cash equivalents	(1,472)	1,581

Cash and cash equivalents at beginning of period	2,697	4,519
Cash and cash equivalents at end of period	$1,225	$6,100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$118	$4
Taxes paid	$96	$33

See accompanying notes to condensed consolidated financial statements.

Guideline, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

A. Management's Statement

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position at March 31, 2006, and the results of operations and cash flows for the three month periods ended March 31, 2006 and 2005. All such adjustments are of a normal and recurring nature. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

References in this report to “Company”, “we,” “us,” or “our” refer to Guideline, Inc. and its subsidiaries.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

In 2006, the Company adopted the revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123 (R)”). SFAS 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the requisite service period, generally as the award vests. The adoption of SFAS No. 123 (R) by the Company was effective January 1, 2006. For additional information see Note C. below.

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

C. Accounting Changes

On January 1, 2006, the Company adopted SFAS 123 (R) using the modified-prospective transition method. As a result of adopting SFAS 123(R), the Company recognized an after-tax gain of $96,000 ($96,000 pre-tax), with an impact on basic and diluted earnings per share of $0.00, as the cumulative effect of a change in accounting principle attributable to the requirement to estimate forfeitures at the grant date instead of recognizing them as incurred. The adoption of SFAS 123(R) did not otherwise have a material effect on the 2006 consolidated financial statements for the quarter ended March 31, 2006 and is not expected to otherwise have a material effect on the consolidated financial statements for the year ending December 31, 2006.

D. Earnings Per Common Share

Basic earnings per common share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income attributable to common shareholders by a diluted weighted average number of common shares outstanding. Diluted earnings per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless they are anti-dilutive.

	Three months ended March 31,
	2006	2005
Basic number of common shares	20,447,468	19,401,923
Effect of dilutive securities:
Warrants	884,249	998,815
Restricted common shares	289,276	223,567
Stock options	364,759	878,280
Diluted number of common shares	21,985,752	21,502,585

Warrants to purchase 3,808,293 shares of common stock at prices ranging from $1.47 to $3.00 per share, and related weighted average price per share of $2.68, were outstanding during the three months ended March 31, 2006, and options, restricted stock and redeemable convertible preferred shares, including accrued preferred dividends, to purchase 1,657,633 shares of common stock at prices ranging from $1.25 to $3.6875 per share, and related weighted average prices per share of $1.78, were outstanding during the three months ended March 31, 2006, respectively, but were not included in the computation of diluted EPS because the warrants, options, preferred shares and dividends had exercise prices greater than the average market price of the common shares for the three months ended March 31, 2006.

Warrants to purchase 3,000,000 shares of common stock at a price of $3.00 per share, were outstanding during the three months ended March 31, 2005, and options and redeemable convertible preferred shares, including accrued preferred dividends, to purchase 1,247,816 shares of common stock at prices ranging from $1.50 to $3.6875 per share, and a related weighted average price per share of $1.99, were outstanding during the three months ended March 31, 2005, but were not included in the computation of diluted EPS because the warrants, options, preferred shares and dividends had exercise prices greater than the average market price of the common shares for the three months ended March 31, 2005.

E. Goodwill and Intangibles

Goodwill:

The changes in the carrying amount of goodwill for the three months ended March 31, 2006 are as follows:

	Strategic Intelligence	Custom Market Research	Product Development Intelligence
	Segment	Segment	Segment	Total

Balance as of January 1, 2006	$3,202,000	$10,288,000	$4,755,000	$18,245,000
Contractual earnout adjustment	280,000	750,000	--	1,030,000

Balance as of March 31, 2006	$3,482,000	$11,038,000	$4,755,000	$19,275,000

Goodwill is evaluated for impairment annually on July 1st.

Intangibles:

The table below represents the gross carrying amount, accumulated amortization, and amortization expense related to the Company’s intangible assets:

	Gross
	Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets as of December 31, 2005
Customer relationships	$2,172,000	(515,000)
Unamortized intangible assets as of December 31, 2005
Trade names	$865,000
Amortized intangible assets as of March 31, 2006
Customer relationships and non-compete agreements	$2,172,000	(603,000)
Unamortized intangible assets as of March 31, 2006
Trade names	$865,000
Aggregate Amortization Expense:
For the three months ended March 31, 2006	$88,000
For the three months ended March 31, 2005	$34,000

F. Other Assets

As discussed in the Annual Report on Form 10-K, on November 28, 2005, the Company sold the find.com URL and licensed certain related intellectual property assets, to Tigo Search, Inc., (“Tigo Search”), a majority-owned subsidiary of Scientigo Inc. (“Scientigo”), a publicly traded company. The total consideration for the sale included i) $250,000 in cash, ii) $150,000 in Scientigo common stock, iii) a secured promissory note for $100,000, and iv) a 49% interest in Tigo Search. The Company retained 58.7% of the net proceeds of the sale, with the rest being passed through to the other members of FIND.COM, LLC.

During the quarter ended March 31, 2006, the company recorded a comprehensive gain of $14,000 related to its investment. As a result, the Company’s investment in Scientigo was $72,000 as of March 31, 2006.

Scientigo has the option until May 28, 2006 to acquire the Company’s interest in Tigo Search for $700,000, payable $350,000 in cash and $350,000 in Scientigo Stock. The Company’s carrying value of its interest in Tigo Search was initially reduced by the fair value of a written option of approximately $21,000 as of December 31, 2005. As of March 31, 2006 the fair value of the written option was $7,000. The Company recorded the adjustment to the fair value of the option in other income. Furthermore, the Company recorded an equity loss on investment of $14,000, representing its share of Tigo Search’s loss for the quarter ended March 31, 2006. The Company’s investment in Tigo Search is valued at $268,000 at March 31, 2006.

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

On April 1, 2005, the full amount of the Term Facility was drawn in a single drawing and applied, among other things, to (i) consummate the acquisition of Atlantic, (ii) consummate the acquisition of Signia, and (iii) pay transaction-related costs and expenses with respect to such acquisitions (see Note O below).

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

As of March 31, 2006, $3,825,000 remains outstanding under the Term Facility. The full amount of $4,500,000 is available under the Revolving Facility as of March 31, 2006. Accrued but unpaid interest related to the Term Facility was approximately $63,000 as of March 31, 2006. The Term Facility bears interest at LIBOR plus 3%, which was 7.82% at March 31, 2006 based on the 3-month LIBOR contract in effect at that time. The Revolving Facility bears interest at LIBOR plus 2.75%. Interest expense related to the Term Facility was $62,000 for the three months ended March 31, 2006. Interest expense related to the Revolving Facility was $36,000 for the three months ended March 31, 2006. During 2005, the Company incurred $760,000 in closing and other transaction costs related to the Senior Secured Facilities, which are amortized to interest expense over the duration of the Term Facility. Amortization of deferred financing fees was $38,000 for the three months ended March 31, 2006, and is included in interest expense.

Loans under the Revolving Facility were made available after April 1, 2005 and until the earlier of (i) April 1, 2008, and (ii) the date of termination of the commitment of the Lender to make revolving credit loans and of the obligation of the Lender to make letter of credit extensions.

All obligations under the Senior Secured Facilities are secured by a security interest in substantially all of the personal property of the Company. The Credit Agreement contains financial covenants that require the Company to maintain certain leverage and fixed charge ratios and a minimum net worth, which the Company was in compliance with at March 31, 2006.

In November 2005, the Company entered into a loan agreement with a vendor for the purchase of a customer relationship management system. The loan agreement is for $343,957 plus interest at a rate of 9% per annum, to be paid over a 36-month period, in monthly installments of $10,938, with the first payment due in January 2006. As of March 31, 2006, the outstanding balance on this note was $318,000.

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

H. Income Taxes

The $12,000 income tax provision for the three months ended March 31, 2006 and the $125,000 income tax provision for the three months ended March 31, 2005, represent 8.6% and 71.0%, respectively, of the income before provision for income taxes. The difference between these rates and the statutory rate primarily relates to expenses that are not deductible for income tax purposes and reflects the utilization of $70,000 of net operating loss carryforwards during the quarter ended March 31, 2006.

I. Shareholders’ Equity

Stock Options

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

The Company’s 1996 Stock Option Plan (the “1996 Plan” and together with the 2003 Incentive Plan, the “Stock Option Plans”), as amended in 1998, 2000 and 2001, authorized grants of options to purchase up to 3,500,000 shares of common stock, issuable to employees, directors and consultants of the Company. This plan expired in January 2006.

We use the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. Stock options granted have exercise prices equal to the market price of the Company’s common stock on the date of grant. The principal assumptions utilized in valuing options and our methodology for estimating such model inputs include: 1) risk-free interest rate - estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the options, 2) expected volatility - estimate is based on the historical volatility of our common stock for the five years preceding the award date and 3) expected option life - estimate is based on internal studies of historical experience and projected exercise behavior of employees and specific option characteristics, including the effect of employee terminations. No options to purchase shares of common stock were granted under the Company’s Stock Option Plans during the three month periods ended March 31, 2006 and 2005. Stock based compensation expense was $82,000 and $103,000 for the three months ended March 31, 2006 and 2005, respectively.

During the three-month periods ended March 31, 2006 and 2005, 22,560 and 60,462 options, respectively, were cancelled or terminated under the Company’s Stock Option Plans, at prices ranging from $0.625 to $2.40 and $0.50 to $2.40, respectively.

As of March 31, 2006, there was $843,000 of total unrecognized compensation cost related to the nonvested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over a period of 3.75 years.

Activity under the stock option plans is summarized as follows:

	Available for grant	Options Granted	Weighted average exercise price
January 1, 2006	1,052,316	2,410,151	$1.38
Granted	--	--	--
Exercised	--	(1,190)	0.87
Cancelled	22,560	(22,560)	1.92
No longer available under the 1996 Plan	(790,040)	--	--
March 31, 2006	284,836	2,386,401	$1.38
Exercisable at March 31, 2006		1,733,034	$1.21
Exercisable at March 31, 2005		1,896,492	$1.00

	Remaining Average			Remaining Average
	Number of Options	Contractual Life in Years -	Number of Options	Contractual Life in Years-
Range	Outstanding	Outstanding Options	Exercisable	Options Exercisable

$0.41 - $0.50	364,600	5.6	364,600	5.60
$0.63 - $0.80	226,450	5.16	226,450	5.16
$0.97 - $1.40	821,625	5.44	687,958	5.44
$1.45 - $1.84	517,250	6.82	235,193	6.82
$1.90 - $3.69	456,476	7.29	218,833	7.29

Totals	2,386,401		1,733,034

Restricted Stock

On January 1, 2005, 100,000 shares of restricted stock were granted to the Company’s Chief Executive Officer under the 2003 Incentive Plan. On January 1, 2006, an additional 150,000 shares of restricted stock were granted under the 2003 Incentive Plan. These shares were calculated at fair value on the date of grant, and are being amortized over a vesting period of three years. Compensation expense related to these shares was $36,000 and $13,000 for the three months ended March 31, 2006 and 2005, respectively.

On January 1, 2005, 25,000 shares of restricted stock were granted to the Company’s Chief Financial Officer under the 2003 Incentive Plan. On January 1, 2006, an additional 50,000 shares of restricted stock were granted under the 2003 Incentive Plan. These shares were calculated at fair value on the date of grant, and are being amortized over a vesting period of three years. Compensation expense related to these shares was $11,000 and $3,000 for the three months ended March 31, 2006 and 2005, respectively.

During 2004, 100,000 shares of restricted stock were granted to the Company’s Chief Operating Officer under the 2003 Incentive Plan. In July 2005, an additional 50,000 shares of restricted stock were granted. These shares were calculated at fair value on the date of grant, and are being amortized over the vesting period of four years. Compensation expense related to these shares was $24,000 and $19,000 for the three months ended March 31, 2006 and 2005, respectively.

J. Segment Reporting

The Company manages its research and business advisory services in the following four business segments: Quick Consulting (“On-Demand Business Research”), Strategic Intelligence, Custom Market Research and Product Development Intelligence. Upon the Company’s acquisition of Signia on April 1, 2005, the operations and financial results of Signia were integrated into the business segment previously known as the Strategic Research and Consulting Group, and this segment was renamed Strategic Intelligence. Upon the Company’s acquisition of Atlantic on April 1, 2005, the operations and financial results of Atlantic were integrated into the business segment previously known as Quantitative Market Research, and this segment was renamed Custom Market Research. References to “Corporate” and “Other” in our financial statements refer to the portion of assets and activities that are not allocated to a segment.

(in thousands)	Three Months Ended March 31,
	2006	2005	$ Change	% Change
Revenues
On-Demand Business Research	$3,780	$3,950	$(170)	(4.30)%
Strategic Intelligence	1,235	403	832	206.45%
Custom Market Research	3,801	2,382	1,419	59.57%
Product Development Intelligence	2,440	2,051	389	18.97%
Revenues	$11,256	$8,786	$2,470	28.11%

Operating income
On-Demand Business Research	$399	$145	$254	175.17%
Strategic Intelligence	291	83	208	250.60%
Custom Market Research	268	158	110	69.62%
Product Development Intelligence	389	161	228	141.61%
Total segment operating income	1,347	547	800	146.25%
Corporate & other (1)	(1,074)	(334)	(740)	(221.56)%
Operating income	$273	$213	$60	28.17%

Income Before Income Taxes (2)
On-Demand Business Research	$399	$145	$254	175.17%
Strategic Intelligence	296	83	213	256.63%
Custom Market Research	273	158	115	72.78%
Product Development Intelligence	388	160	228	142.5%
Total segment income before income taxes	1,356	546	810	148.35%
Corporate & other (1)	(1,216)	(370)	(846)	(228.65)%
Income before income taxes	$140	$176	$(36)	(20.45)%

(1) Represents the effect of direct costs and selling, general, and administrative expenses not attributable to a single segment. (2) Excludes the impact of the cumulative effect of accounting change.

K. Commitments and Contingencies

See Note O. “Acquisitions” for information regarding contingent payments related to the acquisitions of Atlantic and Signia.

L. Accrued Expenses

As of December 31, 2005, a balance of $154,000 remained accrued for charges under a severance plan approved by the Board of Directors. During the three months ended March 31, 2006, the Company accrued an additional charge of $32,000. Payments totaling $59,000 were made to eight individuals during the three months ended March 31, 2006. The remaining balance of $127,000 will be paid through July 2006.

As of March 31, 2006, the Company has accrued approximately $1,030,000, which represents the estimated One Year Deferred Consideration (as defined in the respective purchase agreements) to be paid to the former owners of Atlantic and Signia.

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

M. Deferred Compensation

The Company has a deferred compensation arrangement with Andrew Garvin, the founder and former President of the Company. In November 2003, Mr. Garvin announced his early retirement as of December 31, 2003. The Company revised the calculation of Mr. Garvin’s accrued deferred compensation to reflect his announced date of retirement. Accordingly, the present value of the obligation as of December 31, 2003 was approximately $243,000. This was to be paid over the contractual term of 10 years, which began in January 2004. On September 29, 2004, the Company and Mr. Garvin executed Amendment No. 1 to the Separation Agreement dated as of December 31, 2003 in order to restructure the timing and reduced amount of certain deferred compensation payments. During the three months ended March 31, 2006, the remaining balance of $125,000 was paid.

N. Supplemental Disclosure of Non-Cash Investing and Financing Activities

Non-cash investing activities:

As of March 31, 2006, the Company has accrued approximately $1,030,000, which represents the estimated One Year Deferred Consideration earned as of that date in connection with the Atlantic and Signia acquisitions.

As of March 31, 2006, the Company has accrued approximately $11,000, which represents unpaid transaction costs related to the private placement of the Company’s Common Stock.

As of March 31, 2005, the Company has accrued approximately $2.2 million, which represents the estimated Two Year Deferred Consideration earned as of that date in connection with the Guideline Research acquisition.

Non-cash financing activities:

During the three months ended March 31, 2006, the Company recorded the exercise of 5,250 options at prices ranging from $0.625 to $1.062, in exchange for 1,190 shares of common stock at prices ranging from $1.20 to $1.29.

During the three months ended March 31, 2006 and 2005, the Company recorded preferred dividends of $10,000 for such periods.

During the three months ended March 31, 2005, the Company recorded the exercise of 500 options at a price of $0.50, in exchange for 338 shares of common stock at a price of $1.53.

O. Acquisitions

Atlantic Research & Consulting

As discussed in the Company’s Annual Report on Form 10-K, on April 1, 2005, the Company acquired all of the capital stock of Atlantic Research & Consulting, Inc. as described in the Stock Purchase Agreement (the “Atlantic Purchase Agreement”) between the Company and Peter Hooper (“Hooper”), as the sole stockholder of Atlantic. The consideration for this acquisition consisted of $3,600,000 in cash paid at closing, 312,598 shares of common stock, and an aggregate of up to $2,250,000 in deferred consideration payable in cash over three years, which deferred payments are contingent upon Atlantic achieving certain prescribed amounts of EBITDA (as defined in the Atlantic Purchase Agreement). If EBITDA for the three-year period beginning on March 1, 2005 exceeds $3,300,000, Hooper will also receive additional deferred consideration equal to the amount of such excess multiplied by 0.50. As of March 31, 2006, the Company has accrued approximately $750,000, which represents the estimated Year One Deferred Consideration (as defined in the purchase agreement) earned as of that date.

Atlantic, headquartered in Boston, Massachusetts, provides quantitative and qualitative custom market research, focusing on financial services, management consulting, health care, and public sectors.

Simultaneously with the Company’s acquisition of Atlantic, Atlantic entered into new employment agreements with Hooper and two other senior executives of Atlantic.

The Company’s acquisition of Atlantic was financed at closing with the combination of (i) funds borrowed upon the closing of the Senior Secured Facilities, and (ii) cash on hand.

Signia Partners

As discussed in the Company’s Annual Report on Form 10-K, on April 1, 2005, the Company acquired all of the capital stock of Signia Partners Incorporated as described in the Stock Purchase Agreement (the “Signia Purchase Agreement”) between the Company and Charles Douglas House (“House”), as the sole stockholder of Signia. The consideration for this acquisition consisted of approximately $3,400,000 in cash paid at closing (after taking into account certain closing adjustments), 187,559 shares of common stock, and an aggregate of up to $1,400,000 in deferred consideration payable in cash over three years, which deferred payments are contingent upon Signia achieving certain prescribed amounts of Adjusted EBITDA (as defined in the Signia Purchase Agreement). If aggregate Adjusted EBITDA for the three-year period beginning on February 1, 2005 exceeds $2,550,000, House will also receive additional deferred consideration equal to the amount of such excess multiplied by 0.25. As of March 31, 2006, the Company has accrued approximately $280,000, which represents the estimated One Year Deferred Consideration (as defined in the purchase agreement) earned as of that date.

Signia, headquartered just outside of Washington, D.C., is a provider of in-depth business research and fact-based decision support, focusing on the financial services, health care and consumer sectors.

Simultaneously with the Company’s acquisition of Signia, Signia entered into new employment agreements with House and two other senior executives of Signia.

The Company’s acquisition of Signia was financed at closing with the combination of (i) funds borrowed upon the closing of the Senior Secured Facilities, and (ii) cash on hand.

The following table sets forth the components of the purchase price for the Atlantic and Signia acquisitions:

	Atlantic	Signia	Total
Cash paid (including transaction costs, net of cash acquired)	$3,713,000	$3,662,000	$7,375,000
Common stock issued to sellers	502,000	301,000	803,000
Accrued estimate of deferred consideration	750,000	280,000	1,030,000
Total purchase consideration	$4,965,000	$4,243,000	$9,208,000

The valuation of acquired intangible assets was determined by management with the assistance of an independent appraisal firm. The purchase price allocations have been finalized in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, with the exception of deferred consideration for Atlantic and Signia which will be determined for the periods ending March 31, 2006, 2007 and 2008.

Amortizable intangible assets, which generally include customer lists, are amortized over a period of 7 years. Amortization of intangible assets was $88,000 and $34,000 for the three months ended March 31, 2006 and 2005, respectively.

The pro forma information below represents consolidated results of operations as if the acquisitions of Atlantic and Signia occurred on January 1, 2005. The pro forma information has been included for comparative purposes and is not indicative of results of operations of the consolidated Company had the acquisitions occurred as of January 1, 2005, nor is it necessarily indicative of future results.

Pro Forma Results of Operations

Pro forma three months ended March 31, 2005
Total revenue	$11,274,000
Net loss	$(1,000)
Loss per share attributable to common shareholders: Basic and diluted	$0.00

ITEM 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

General

Guideline, Inc. and its wholly-owned subsidiaries (collectively, “Guideline” or the “Company” which may be also referred to in this report as “we”, “us” or “our”) is a single-source provider of customized business research and analysis. Through our end-to-end continuum of On-Demand Business Research, Custom Market Research, Strategic Intelligence and Product Development Intelligence, our research analysts create integrated solutions that enable clients to make informed decisions to address their critical business needs. We specialize in nearly all major industries, including healthcare and pharmaceuticals, financial services, advertising and professional services, industrial, consumer and retail, food and beverage, media and entertainment and chemicals. In many cases, we function as our customers’ primary information and business intelligence resource on an outsourced basis, especially among the growing universe of companies that have downsized their internal research staffs and information resources. In other cases, we serve as a reliable supplemental resource to customers’ internal capabilities.

The Company manages its research and business advisory services in the following four business segments: On-Demand Business Research, Strategic Intelligence, Custom Market Research and Product Development Intelligence. Upon the Company’s acquisition of Signia on April 1, 2005, the operations and financial results of Signia were integrated into the business segment previously known as the Strategic Research and Consulting Group, and this segment was renamed Strategic Intelligence. Upon the Company’s acquisition of Atlantic on April 1, 2005, the operations and financial results of Atlantic were integrated into the business segment previously known as Quantitative Market Research, and this segment was renamed Custom Market Research. References to “Corporate” and “Other” in our financial statements refer to the portion of assets and activities that are not allocated to a segment.

On April 1, 2005 we acquired each of Atlantic and Signia, and each of Atlantic’s and Signia’s results of operations are included in our results of operations from such date.

Results of Operations - Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The following represents the Company’s analysis of its results of operations for the three months ended March 31, 2006 as compared with the three months ended March 31, 2005.

(in thousands)	Three Months Ended March 31,
	2006	2005	$ Change	% Change
Revenues
On-Demand Business Research	$3,780	$3,950	$(170)	(4.30)%
Strategic Intelligence	1,235	403	832	206.45%
Custom Market Research	3,801	2,382	1,419	59.57%
Product Development Intelligence	2,440	2,051	389	18.97%
Revenues	$11,256	$8,786	$2,470	28.11%

Direct costs	$6,948	$5,274	$1,674	31.74%

Selling, general and administrative expenses	$4,035	$3,299	$736	22.31%

Interest expense	$(147)	$(4)	$(143)	(3,575.00)%

Income tax provision	$(12)	$(125)	$113	90.40%

Revenues

Revenues increased by $2,470,000, or 28.1%, from $8,786,000 for the three months ended March 31, 2005 to $11,256,000 for the three months ended March 31, 2006. See below for more details regarding this increase.

On-Demand Business Research

On-Demand Business Research revenues, which result from annual subscription contracts, decreased by $170,000, or 4.3%, from $3,950,000 for the three months ended March 31, 2005 to $3,780,000 for the three months ended March 31, 2006. The decrease from 2005 to 2006 was a result of customer cancellations that were not sufficiently offset by the sale of new customer accounts. We believe that our failure to generate sufficient new sales to offset client cancellations resulted primarily from our replacement in 2005 of the direct sales force that had previously been responsible for selling new subscriptions with a two person telesales staff, as well as from the perception among certain customers and prospects that they can satisfy their day-to-day research needs internally through the use of the internet.

Strategic Intelligence

Strategic Intelligence revenues increased by $832,000, or 206.5%, from $403,000 for the three months ended March 31, 2005 to $1,235,000 for the three months ended March 31, 2006. This increase was primarily due to the acquisition of Signia on April 1, 2005 and the subsequent integration of Signia’s operations and financial results into this business segment.

Custom Market Research

Market Research revenues increased by $1,419,000, or 59.6%, from $2,382,000 for the three months ended March 31, 2005 to $3,801,000 for the three months ended March 31, 2006. This increase was due to the acquisition of Atlantic on April 1, 2005 and the inclusion of $1,603,000 of revenues from Atlantic for the three months ended March 31, 2006, partially offset by a revenue decrease of $184,000 at the Company’s Guideline Research business. The revenue decrease at Guideline Research resulted from a lower volume of projects in the first quarter of 2006 as compared with the first quarter of 2005.

Product Development Intelligence

Product Development Intelligence revenues, increased by $389,000, or 19.0%, from $2,051,000 for the three months ended March 31, 2006 to $2,440,000 for the three months ended March 31, 2006. This was primarily the result of the introduction in January 2005 of a new Litigation Support business, which provides customers with access to subject-matter experts to support customer litigation activities, as well as an increase in in-depth consulting engagements, partially offset by a decrease in outsourced revenues due to lower usage.

Direct costs

Direct costs, which are those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases, increased by $1,674,000, or 31.7%, from $5,274,000 for the three months ended March 31, 2005 to $6,948,000 for the three months ended March 31, 2006. Direct costs represented 61.8% and 60.0% of revenues for the three months ended March 31, 2006 and 2005, respectively. The increase in total direct costs was primarily the result of the acquisitions of Atlantic and Signia (total direct costs for Atlantic and Signia were $1,794,000 for the three months ended March 31, 2006). Exclusive of Atlantic and Signia, direct costs decreased by $120,000, from $5,274,000 for the three months ended March 31, 2005 to $5,154,000 for the three months ended March 31, 2006. This decrease was primarily a result of the decrease in revenue in the Company’s On-Demand segment, as well as the Guideline Research portion of the Custom Market Research segments and a decrease in external costs of sales related to fulfillment, including the cost paid to content providers, of $260,000, partially offset by an increase in depreciation and amortization of $144,000.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $736,000, or 22.3%, from $3,299,000, or 37.5% of revenue, for the three months ended March 31, 2005 to $4,035,000, or 35.8% of revenue, for the three months ended March 31, 2006, primarily the result of the acquisitions of Atlantic and Signia. Total selling, general and administrative expenses for Atlantic and Signia were $664,000 for the three months ended March 31, 2006. Exclusive of Atlantic and Signia, selling, general and administrative expenses increased by $72,000, from $3,299,000 for the three months ended March 31, 2005 to $3,371,000 for the three months ended March 31, 2006. This increase was due primarily to general increases in such areas as rent expense, moving expenses, costs associated with the Company’s name change to Guideline, Inc. and depreciation and amortization, partially offset by a decrease in indirect labor.

Interest expense

Interest expense increased by $143,000 from $4,000 for the three months ended March 31, 2005 to $147,000 for the three months ended March 31, 2006. The increase was related to the new credit facility with Fleet National Bank, a Bank of America company, entered into in March 2005. (See Note G. to the Condensed Consolidated Financial Statements, included elsewhere in this Form 10-Q, for more information regarding this credit facility).

Income Taxes

The $12,000 income tax provision for the three months ended March 31, 2006 and the $125,000 income tax provision for the three months ended March 31, 2005, represent 9% and 71%, respectively, of the income before provision for income taxes. The difference between these rates and the statutory rate primarily relates to expenses that are not deductible for income tax purposes and reflects the utilization of $70,000 of net operating loss carryforwards during the quarter ended March 31, 2006.

New Accounting Principles

In December 2004, the FASB issued the revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123 (R)”), which the Company adopted on January 1, 2006. SFAS 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the requisite service period, generally as the award vests. As a result of adopting SFAS 123(R), the Company recognized an after-tax gain of $96,000 ($96,000 pre-tax), with an impact on basic and diluted earnings per share of $0.00, as the cumulative effect of a change in accounting principle attributable to the requirement to estimate forfeitures at the grant date instead of recognizing them as incurred. The adoption of SFAS 123(R) did not otherwise have a material effect on the 2006 consolidated financial statements for the quarter ended March 31, 2006 and is not expected to otherwise have a material effect on the consolidated financial statements for the year ending December 31, 2006.

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

Revenue Recognition

Approximately 42% of the Company’s revenues for the three months ended March 31, 2006 were derived from subscription contracts with customers, including approximately 96% of the revenues of the On-Demand business segment and approximately 40% of the revenues of the Product Development Intelligence business segment. The remaining 58% of the Company’s revenues for the three months ended March 31, 2006 consisted of market research projects, in-depth research projects and outsourced information services.

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

Goodwill and Intangibles

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Effective January 1, 2002 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized. Instead, goodwill is evaluated for impairment using a two-step process that is performed at least annually (on January 1st for goodwill related to our Customer Survey and Satisfaction Research business, which is part of the Strategic Intelligence segment, and July 1st for goodwill related to our Guideline Research, Teltech, Atlantic and Signia businesses) and whenever events or circumstances indicate impairment may have occurred. The first step is a comparison of the fair value of an internal reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, a second test is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of the goodwill is greater than the implied value, an impairment loss is recognized for the difference. The implied value of the goodwill is determined as of the test date by performing a purchase price allocation as if the reporting unit had just been acquired, using currently estimated fair values of the individual assets and liabilities of the reporting unit, together with an estimate of the fair value of the reporting unit taken as a whole. The estimate of the fair value of the reporting unit is based upon information available regarding prices of similar groups of assets, or other valuation techniques including present value techniques based upon estimates of future cash flow.

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

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from retainer accounts (including prepaid retainer fees from clients) and borrowings. Cash balances were $1,225,000 and $2,697,000 at March 31, 2006 and December 31, 2005, respectively. Our working capital deficit position (current assets less current liabilities) at March 31, 2006 was $(685,000) as compared to our working capital position of $281,000 at December 31, 2005. Included in current liabilities is unearned retainer income of $6,761,000 as of March 31, 2006 and $4,311,000 as of December 31, 2005. Such amounts reflect amounts billed, but not yet earned. Unearned retainer income and, to a lesser extent accounts receivable, are typically higher in the first quarter of each year due to a large volume of annual subscription renewals that are on a calendar year basis.

Cash of $1,000,000 and $1,680,000 was provided by operating activities during the three months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006, operating cash was provided primarily by unearned retainer income of $2,450,000, depreciation and amortization of $469,000, share-based payments of $153,000, a $14,000 fair value adjustment to the Tigo Search written option, the $96,000 cumulative effect of accounting change related to the adoption of SFAS No. 123(R) and deferred income taxes of $12,000, partially offset by an increase in accounts receivable of $1,523,000, a decrease in accounts payable and accrued expenses of $495,000, an equity loss on investment of $14,000 related to the Company’s share of Tigo Search’s loss and cash used for other general operating purposes. During the three months ended March 31, 2005, operating cash was provided primarily by unearned retainer income of $1,591,000, an increase in accounts payable and accrued expenses of $380,000, and depreciation and amortization of $267,000 partially offset by an increase in accounts receivable of $788,000 and cash used for other general operating purposes.

Cash used in investing activities was $(201,000) and $(87,000) in the three-month periods ended March 31, 2006 and 2005, respectively. In 2006 and 2005, the primary use of cash was related to capital expenditures for computer hardware upgrades and leasehold improvements. During 2006 the Company expects to spend approximately $875,000 for capital items, which will relate primarily to computer hardware and software upgrades and for leasehold improvements.

Cash of $(2,271,000) and $(12,000) was used for financing activities during the three months ended March 31, 2006 and 2005, respectively. In 2006, the most significant item was the repayment of notes payable of $2,251,000, including the pay-down of $2,000,000 on the senior secured revolving credit facility (“Revolving Facility”). In 2005, the cash was used for payments under capital leases of $14,000, offset by proceeds from exercise of stock options of $2,000.

On March 31, 2005, the Company entered into a new senior secured credit facility pursuant to the Credit Agreement, dated as of March 31, 2005 (the “Credit Agreement”), between the Company and Fleet National Bank, a Bank of America company (the “Lender”). Funds under this facility were available to the Company as of April 1, 2005.

The Credit Agreement establishes a commitment to the Company to provide up to $9,000,000 in the aggregate of loans and other financial accommodations consisting of a senior secured term loan facility in an aggregate principal amount of $4,500,000 (the “Term Facility”) and Revolving Facility in an aggregate principal amount of up to $4,500,000 (the “Revolving Facility” and, together with the Term Facility, the “Senior Secured Facilities”). The Revolving Facility includes a sublimit of up to an aggregate amount of $500,000 in letters of credit.

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

As of March 31, 2006, $3,825,000 remains outstanding under the Term Facility. The full amount is available under the Revolving Facility as of March 31, 2006. Accrued but unpaid interest related to the Term Facility was approximately $63,000 as of March 31, 2006. The Term Facility bears interest at LIBOR plus 3%, which was 7.82% at March 31, 2006 based on the 3-month LIBOR contract in effect at that time. The Revolving Facility bears interest at LIBOR plus 2.75%. Interest expense related to the Term Facility was $62,000 for the three months ended March 31, 2006. Interest expense related to the Revolving Facility was $36,000 for the three months ended March 31, 2006. During 2005, the Company incurred $760,000 in closing and other transaction costs related to the Senior Secured Facilities, which are amortized to interest expense over the duration of the Term Facility. Amortization of deferred financing fees was $38,000 for the three months ended March 31, 2006, and is included in interest expense.

Loans under the Revolving Facility were made available after April 1, 2005 and until the earlier of (i) April 1, 2008, and (ii) the date of termination of the commitment of the Lender to make revolving credit loans and of the obligation of the Lender to make letter of credit extensions.

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

The Company is in compliance with all of its loan covenants as of March 31, 2006.

In November 2005, the Company entered into a loan agreement with a vendor for the purchase of a customer relationship management system. The loan agreement is for $343,957 plus interest at a rate of 9% per annum, to be paid over a 36-month period, in monthly installments of $10,938, with the first payment due in January 2006. As of March 31, 2006, the outstanding balance on this note was $318,000.

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

Other Commitments and Contingencies

The following table includes aggregate information about our contractual obligations as of March 31, 2006 and the periods in which payments are due.

	As of March 31, 2006
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Notes payable	$4,143,000	$1,005,000	$2,013,000	$1,125,000	$--
Non-cancelable operating lease commitments	9,155,000	1,517,000	2,922,000	2,531,000	2,185,000
Long term capital lease commitments	105,000	75,000	30,000	--	--
Deferred compensation and other	23,000	23,000	--	--	--
	$13,426,000	$2,620,000	$4,965,000	$3,656,000	$2,185,000

Interest has been excluded from the above table due to the fact that the Company has variable interest contracts with its lender. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” elsewhere in this Form 10-Q for additional information regarding these interest contracts.

See Note O “Acquisitions” to the Company’s financial statements included elsewhere in this Form 10-Q for information regarding contingent payments related to the acquisitions of Atlantic and Signia.

Acquisitions

Atlantic Consulting & Research

On April 1, 2005, the Company acquired all of the capital stock of Atlantic Research & Consulting, Inc. as described in the Stock Purchase Agreement (the “Atlantic Purchase Agreement”) between the Company and Peter Hooper (“Hooper”), as the sole stockholder of Atlantic. The consideration for this acquisition consisted of $3,600,000 in cash paid at closing, 312,598 shares of common stock, and an aggregate of up to $2,250,000 in deferred consideration payable in cash over three years, which deferred payments are contingent upon Atlantic achieving certain prescribed amounts of EBITDA (as defined in the Atlantic Purchase Agreement). If EBITDA for the three-year period beginning on May 1, 2005 exceeds $3,300,000, Hooper will also receive additional deferred consideration equal to the amount of such excess multiplied by 0.50. As of March 31, 2006, the Company has accrued approximately $750,000, which represents the estimated Year One Deferred Consideration (as defined in the purchase agreement) earned as of that date.

For more information regarding the acquisition of Atlantic, please see Note O “Acquisitions” to the financial statements included elsewhere in this Form 10-Q.

Signia Partners

On April 1, 2005, the Company acquired all of the capital stock of Signia Partners Incorporated as described in the Stock Purchase Agreement (the “Signia Purchase Agreement”) between the Company and Charles Douglas House (“House”), as the sole stockholder of Signia. The consideration for this acquisition consisted of approximately $3,400,000 in cash paid at closing (after taking into account certain closing adjustments), 187,559 shares of common stock, and an aggregate of up to $1,400,000 in deferred consideration payable in cash over three years, which deferred payments are contingent upon Signia achieving certain prescribed amounts of Adjusted EBITDA (as defined in the Signia Purchase Agreement). If aggregate Adjusted EBITDA for the three-year period beginning on February 1, 2005 exceeds $2,550,000, House will also receive additional deferred consideration equal to the amount of such excess multiplied by 0.25. As of March 31, 2006, the Company has accrued approximately $280,000, which represents the estimated One Year Deferred Consideration (as defined in the purchase agreement) earned as of that date.

For more information regarding the acquisition of Signia, please see Note O “Acquisitions” to the financial statements included elsewhere in this Form 10-Q.

The following table sets forth the components of the purchase price for the Atlantic and Signia acquisitions:

	Atlantic	Signia	Total
Cash paid (including transaction costs, net of cash acquired)	$3,713,000	$3,662,000	$7,375,000
Common stock issued to sellers	502,000	301,000	803,000
Accrued estimate of deferred consideration	750,000	280,000	1,030,000
Total purchase consideration	$4,965,000	$4,243,000	$9,208,000

The following table summarizes the amounts allocated to the acquired assets and assumed liabilities. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. The value reflected in these elements of the purchase price do not meet the definition of an intangible asset under FAS 141 and is reflected in goodwill. The valuation of acquired intangible assets was determined by management with the assistance of an independent appraisal firm. The significant assumptions used in the valuations included factors affecting the duration, growth rates and amounts of future cash flows for each income stream, specifically: the future economic outlook for the industry, risks involved in the business, and the impact of competition changes.

	Atlantic	Signia	Total
Current assets	$741,000	$823,000	$1,564,000
Property and equipment	230,000	52,000	282,000
Other assets	--	9,000	9,000
Liabilities assumed, current	(580,000)	(418,000)	(998,000)
Liabilities assumed, non-current	(20,000)	(377,000)	(397,000)
Fair value of net assets acquired	371,000	89,000	460,000
Goodwill	3,499,000	3,432,000	6,931,000
Amortizable intangible assets	695,000	529,000	1,224,000
Indefinite-lived intangible assets	400,000	193,000	593,000
Total purchase consideration	$4,965,000	$4,243,000	$9,208,000

Amortizable intangible assets, which generally include customer lists, are amortized over a period of 7 years. Amortization of intangible assets was $88,000 and $34,000 for the three months ended March 31, 2006 and 2005, respectively.

The pro forma information below represents consolidated results of operations as if the acquisitions of Atlantic and Signia occurred on January 1, 2005. The pro forma information has been included for comparative purposes and is not indicative of results of operations of the consolidated Company had the acquisitions occurred as of January 1, 2005, nor is it necessarily indicative of future results.

Pro Forma Results of Operations

Pro forma three months ended March 31, 2005
Total revenue	$11,274,000
Net loss	$(1,000)
Loss per share attributable to common shareholders: Basic and diluted	$0.00

Inflation

The Company has in the past been able to increase the price of its products and services sufficiently to offset the effects of inflation on direct costs, and anticipates that it will be able to do so in the future.

Forward Looking Information: Certain Cautionary Statements

In this report, and from time to time, we may make or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and services, and similar matters. Such statements are necessarily estimates reflecting management's best judgment based on current information. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are usually identified by the use of words or phrases such as “believes,” “anticipates,” “expects,” “estimates,” “planned,” “outlook,” and “goal.” Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. In order to comply with the terms of the safe harbor, we note that a variety of risks and uncertainties could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in forward-looking statements. While it is impossible to identify all such factors, the risks and uncertainties that may affect the operations, performance and results of our business include the risks and uncertainties set forth in the section headed “Factors That Could Affect Our Future Results” of Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company maintains the Term Facility and Revolving Facility, which are for non-trading purposes, and any future borrowings thereunder would increase our exposure to market risk. An immediate change of one percent in the interest rate would cause a change in interest expense of approximately $38,000 for the fiscal year ended December 31, 2006. The Term Facility bears interest at LIBOR plus 3% (7.82% at March 31, 2006 based on the contract in effect at that time). The Revolving Facility bears interest at LIBOR plus 2.75%. Our objective in maintaining the Revolving Facility is the ability to obtain funding that provides flexibility regarding early repayment without penalties, and that has a lower overall cost as compared with fixed-rate borrowings. Management does not believe that the risk inherent in the variable-rate nature of the Term and Revolving Facilities would have a material adverse effect on the Company if interest rates accrued on such borrowings were to increase. However, no assurance can be given that such a risk will not have a material adverse effect on the Company.

There has been no material change in our assessment of our sensitivity to market risk as of March 31, 2006, as compared to the information included in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 30, 2006.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the period covered by this report, with the exception of the acquisitions of Atlantic and Signia, whose internal control over financial reporting continued to be integrated by the Company into its internal control over financial reporting structure during the quarter ended March 31, 2006.

PART II.
OTHER INFORMATION

ITEM 6. Exhibits.

Exhibit	Description

*4.1	Specimen of the Company’s Common Stock Certificate.

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Guideline, Inc. (REGISTRANT)

Date: May 15, 2006	By:	/s/ David Walke
David Walke
Chief Executive Officer

Date: May 15, 2006	By:	/s/ Peter Stone
Peter Stone
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit	Description

*4.1	Specimen of the Company’s Common Stock Certificate.

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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