Form 10-Q
period 2006-06-30
Guideline, Inc.
filed 2006-08-14
CIK 801338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

YES ☐   NO ☒

There were 20,925,134 shares of the registrant’s common stock, par value $.0001 per share, outstanding at August 10, 2006.

Guideline, Inc. and Subsidiaries
Index

Page
PART I. Financial Information
ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets	3
June 30, 2006 and December 31, 2005 (unaudited)

Condensed Consolidated Statements of Operations	4
Six Months Ended June 30, 2006 and 2005 (unaudited)

Condensed Consolidated Statements of Operations	5
Three Months Ended June 30, 2006 and 2005 (unaudited)

Condensed Consolidated Statements of Cash Flows	6
Six Months Ended June 30, 2006 and 2005 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2. Management's Discussion and Analysis of Financial Condition and	18
Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	30

ITEM 4. Controls and Procedures	31

PART II. Other Information

ITEM 4. Submission of Matters to a vote of Security Holders	31

ITEM 6. Exhibits	32

Signatures	33

Index to Exhibits	34

PART I.
FINANCIAL INFORMATION

ITEM 1. Financial Statements.
Guideline, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share data)

Assets	June 30, 2006	December 31, 2005

Current assets:
Cash and cash equivalents	$1,319	$2,697
Accounts receivable, net	10,465	8,646
Deferred tax assets	349	386
Prepaid expenses and other current assets	651	671
Total current assets	12,784	12,400
Equipment, software development and leasehold improvements, at cost, less accumulated depreciation and amortization of $12,086 at June 30, 2006 and $11,851 at December 31, 2005	2,433	2,572
Goodwill, net	19,295	18,245
Intangibles, net	2,347	2,522
Deferred tax assets	1,057	987
Deferred financing fees, net	570	647
Other assets	738	834
	$39,224	$38,207
Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$2,668	$2,425
Accrued expenses and other	2,148	2,378
Unearned retainer income	5,754	4,311
Current maturities of notes payable	2,505	3,005
Total current liabilities	13,075	12,119

Notes payable	2,887	3,389
Deferred compensation and other liabilities	537	761
Total liabilities	16,499	16,269
Redeemable convertible preferred stock, $.0001 par value.
Authorized 2,000,000 shares; issued and outstanding 333,333 shares at June 30, 2006 and December 31, 2005, and accrued dividends	630	610
Commitments and contingencies
Shareholders’ equity:
Common stock, $.0001 par value. Authorized 100,000,000 shares; issued and outstanding 20,456,254 shares at June 30, 2006 and 20,305,060 shares at December 31, 2005	2	2
Capital in excess of par value	28,556	28,367
Comprehensive loss	(34)	(25)
Accumulated deficit	(6,429)	(7,016)
Total shareholders’ equity	22,095	21,328
	$39,224	$38,207

See accompanying notes to condensed consolidated financial statements.

Guideline, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
Six months ended June 30,
(in thousands, except share and per share data)

	2006	2005

Revenues	$23,218	$20,115

Operating expenses:
Direct costs	13,998	11,912
Selling, general and administrative expenses	8,372	8,472
Total operating expenses	22,370	20,384

Operating income (loss)	848	(269)

Other income	23	25
Equity loss on investment	(20)	(89)
Interest expense	(311)	(115)
Income (loss) before provision for income taxes and cumulative effect of accounting change	540	(448)
Provision for income taxes	(48)	(68)
Income (loss) before cumulative effect of accounting change	492	(516)
Cumulative effect of accounting change	96	--
Net income (loss)	588	(516)
Less: Preferred dividends	(20)	(20)
Income (loss) attributable to common shareholders	$568	$(536)

Earnings per common share - basic and diluted:
Income before cumulative effect of accounting change	$0.02	$(0.03)
Cumulative effect of accounting change	0.01	0.00
Earnings per share	$0.03	$(0.03)

Weighted average number of common shares outstanding:
Basic and diluted	20,677,922	19,787,331

See accompanying notes to condensed consolidated financial statements.

Guideline, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
Three months ended June 30,
(in thousands, except share and per share data)

	2006	2005

Revenues	$11,962	$11,329

Operating expenses:
Direct costs	7,050	6,638
Selling, general and administrative expenses	4,337	5,173
Total operating expenses	11,387	11,811

Operating income (loss)	575	(482)

Other income (expense)	(5)	11
Equity loss on investment	(6)	(42)
Interest expense	(164)	(111)
Income (loss) before (provision) benefit for income taxes	400	(624)
(Provision) benefit for income taxes	(36)	57
Net income (loss)	364	(567)
Less: Preferred dividends	(10)	(10)
Income (loss)attributable to common shareholders	$354	$(577)

Earnings per common share - basic and diluted	$0.02	$(0.03)

Weighted average number of common shares outstanding:
Basic and diluted	20,905,842	20,168,505

See accompanying notes to condensed consolidated financial statements.

Guideline, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
Six months ended June 30,
(in thousands)

	2006	2005

Cash flows from operating activities:
Net income (loss)	$588	$(516)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	795	617
Allowance for doubtful accounts	40	54
Deferred income taxes	48	62
Share-based payments	312	342
Deferred compensation	(129)	(22)
Non-cash interest	76	40
Repurchase option	8	--
Equity (loss) income on investment	(28)	89
Cumulative effect of accounting change	(96)	--

Changes in assets and liabilities:
Increase in accounts receivable	(1,861)	(872)
Decrease (increase) in prepaid expenses and other current assets	20	(92)
Decrease (increase) in other assets	8	(589)
Increase in unearned retainer income	1,443	1,113
(Decrease) increase in other liabilities	(84)	69
(Decrease) increase in accounts payable and accrued expenses	(257)	319

Net cash provided by operating activities	883	614
Cash flows from investing activities:
Capital expenditures	(459)	(240)
Purchase of Atlantic (payment of deferred consideration in 2006)	(500)	(3,664)
Purchase of Signia (payment of deferred consideration in 2006)	(280)	(3,624)

Net cash used in investing activities	(1,239)	(7,528)
Cash flows from financing activities:
Principal borrowings under notes payable, net of closing costs	1,500	4,500
Principal payments under notes payable	(2,476)	--
Proceeds from issuance of common stock	--	(22)
Proceeds from exercise of stock options and warrants	--	146
Proceeds from satisfaction of employee loan	--	50
Payments under capital leases	(46)	(42)
Net cash (used in) provided by financing activities	(1,022)	4,632
Net decrease in cash and cash equivalents	(1,378)	(2,282)

Cash and cash equivalents at beginning of period	2,697	4,519
Cash and cash equivalents at end of period	$1,319	$2,237

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$351	$4
Taxes paid	$114	$61

See accompanying notes to condensed consolidated financial statements.

Guideline, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

A. Management's Statement

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position at June 30, 2006, and the results of operations and cash flows for the six- and three-month periods ended June 30, 2006 and 2005. All such adjustments are of a normal and recurring nature. Operating results for the six- and three-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

C. Accounting Changes

On January 1, 2006, the Company adopted SFAS 123(R) using the modified-prospective transition method. As a result of adopting SFAS 123(R), the Company recognized an after-tax gain of $96,000 ($96,000 pre-tax), with an impact on basic and diluted earnings per share of $0.01, as the cumulative effect of a change in accounting principle attributable to the requirement to estimate forfeitures at the grant date instead of recognizing them as incurred. The adoption of SFAS 123(R) did not otherwise have a material effect on the 2006 consolidated financial statements for the six months ended June 30, 2006 and is not expected to otherwise have a material effect on the consolidated financial statements for the year ending December 31, 2006.

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

Warrants to purchase 4,975,515 shares of common stock at prices ranging from $0.01 to $3.00 per share, and related weighted average price per share of $2.12, were outstanding during the six and three months ended June 30, 2006, and options, restricted stock and redeemable convertible preferred shares, including accrued preferred dividends, to purchase 3,158,125 shares of common stock at prices ranging from $0.01 to $3.6875 per share, and related weighted average prices per share of $1.23, were outstanding during the six and three months ended June 30, 2006, but were not included in the computation of diluted EPS because the warrants, options, preferred shares and dividends were anti-dilutive pursuant to Statement of Financial Accounting Standards No. 128.

Warrants to purchase 4,975,515 shares of common stock at prices ranging from $0.01 to $3.00 per share, and related weighted average price per share of $2.12 were outstanding during the six and three months ended June 30, 2005, and options and redeemable convertible preferred shares, including accrued preferred dividends, to purchase 3,130,325 shares of common stock at prices ranging from $0.01 to $3.6875 per share, and a related weighted average price per share of $1.30, were outstanding during the six and three months ended June 30, 2005, but were not included in the computation of diluted EPS because the Company had a net loss attributable to common shareholders for the six and three months ended June 30, 2005.

E. Goodwill and Intangibles

Goodwill:

The changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows:

	Strategic Intelligence Segment	Custom Market Research Segment	Product Development Intelligence Segment	Total

Balance as of January 1, 2006	$3,202,000	$10,288,000	$4,755,000	$18,245,000
Contractual earnout adjustment and other	290,000	760,000	--	1,050,000

Balance as of June 30, 2006	$3,492,000	$11,048,000	$4,755,000	$19,295,000

Goodwill is evaluated for impairment annually on July 1st.

Intangibles:

The table below represents the gross carrying amount, accumulated amortization, and amortization expense related to the Company’s intangible assets:

	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets as of December 31, 2005
Customer relationships and non-compete agreements	$2,172,000	$(515,000)
Unamortized intangible assets as of December 31, 2005
Trade names	$865,000
Amortized intangible assets as of June 30, 2006
Customer relationships and non-compete agreements	$2,172,000	$(690,000)
Unamortized intangible assets as of June 30, 2006
Trade names	$865,000
Aggregate Amortization Expense:
For the six months ended June 30, 2006	$175,000
For the six months ended June 30, 2005	$122,000
For the three months ended June 30, 2006	$88,000
For the three months ended June 30, 2005	$88,000

F. Other Assets

As discussed in the Annual Report on Form 10-K, on November 28, 2005, the Company sold the find.com URL and licensed certain related intellectual property assets, to Tigo Search, Inc., (“Tigo Search”), a majority-owned subsidiary of Scientigo Inc. (“Scientigo”), a publicly traded company. The total consideration for the sale included (i) $250,000 in cash, (ii) $150,000 in Scientigo common stock, (iii) a secured promissory note for $100,000, and (iv) a 49% interest in Tigo Search. In accordance with the terms of the Operating Agreement of FIND.COM, LLC dated September 24, 2004, and a written consent executed by the members of FIND.COM, LLC, the Company expects to retain approximately 59% of the net proceeds (after payment of certain obligations and transaction costs related to FIND.COM, LLC) realized from this transaction, with the remainder being passed through to the remaining members of FIND.COM, LLC.

During the six and three months ended June 30, 2006, the company recorded a comprehensive loss of $9,000 and $23,000, respectively, related to its investment. As a result, the Company’s investment in Scientigo was $50,000 as of June 30, 2006.

Scientigo had the option until May 28, 2006 to acquire the Company’s interest in Tigo Search for $700,000, payable $350,000 in cash and $350,000 in Scientigo Stock. On July 10, 2006, the Company and Scientigo entered into Amendment No. 1 to the Stock Repurchase Agreement (“Amendment No. 1”) and an allonge to a secured promissory note (“Amended Note”), whereby Scientigo is now obligated to purchase the Company’s investment in Tigo Search by the earlier of (i) the date by which Scientigo raises $2,000,000 from certain debt and equity financing transactions, or (ii) October 10, 2006. The find.com URL and trademark license serve as collateral to secure obligations of Scientigo and Tigo Search under Amendment No. 1 and the Amended Note. The Company’s carrying value of its interest in Tigo Search was initially reduced by the fair value of a written option of approximately $21,000 as of December 31, 2005. The Company recorded a further reduction to the fair value of the option of $8,000 during 2006. As of June 30, 2006 the fair value of the written option was $13,000. The Company recorded the adjustment to the fair value of the option in other income. Furthermore, the Company recorded an equity loss on investment of $28,000 and $14,000, representing its share of Tigo Search’s loss for the six and three months ended June 30, 2006, respectively. The Company’s investment in Tigo Search is valued at $249,000 at June 30, 2006.

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

As of June 30, 2006, $3,600,000 remains outstanding under the Term Facility. As of June 30, 2006, $1,500,000 remains outstanding under the Revolving Facility. Accrued but unpaid interest related to the Term and Revolving Facilities was approximately $34,000 as of June 30, 2006. The Term Facility bears interest at LIBOR plus 3%, which was 8.23% at June 30, 2006 based on the three-month LIBOR contract in effect at that time. The Revolving Facility bears interest at LIBOR plus 2.75%, which was 7.96% at June 30, 2006 based on a separate two-month LIBOR contract in effect at that time. Interest expense related to the Term Facility was $149,000 and $87,000 for the six and three months ended June 30, 2006, respectively. Interest expense related to the Revolving Facility was $65,000 and $29,000 for the six and three months ended June 30, 2006, respectively. During 2005, the Company incurred $760,000 in closing and other transaction costs related to the Senior Secured Facilities, which are amortized to interest expense over the duration of the Term Facility. Amortization of deferred financing fees was $76,000 and $38,000 for the six and three months ended June 30, 2006, and is included in interest expense.

Loans under the Revolving Facility were made available after April 1, 2005 and until the earlier of (i) April 1, 2008, and (ii) the date of termination of the commitment of the Lender to make revolving credit loans and of the obligation of the Lender to make letter of credit extensions.

All obligations under the Senior Secured Facilities are secured by a security interest in substantially all of the personal property of the Company. The Credit Agreement contains financial covenants that require the Company to maintain certain leverage and fixed charge ratios and a minimum net worth, which the Company was in compliance with at June 30, 2006.

In November 2005, the Company entered into a loan agreement with a vendor for the purchase of a customer relationship management system. The loan agreement is for $343,957 plus interest at a rate of 9% per annum, to be paid over a 36-month period, in monthly installments of $10,938, with the first payment due in January 2006. As of June 30, 2006, the outstanding balance on this note was $292,000.

H. Income Taxes

The $48,000 and $36,000 income tax provisions for the six and three months ended June 30, 2006, respectively, represent 9% of the income before provision for income taxes and the $68,000 income tax provision and the $57,000 income tax benefit for the six and three months ended June 30, 2005, respectively, represent 15% and 9%, respectively, of the loss before provision for income taxes. The difference between these rates and the statutory rate primarily relates to expenses that are not deductible for income tax purposes and reflects the utilization of $273,000 and $203,000 of federal net operating loss carryforwards during the six and three months ended June 30, 2006, respectively.

I. Shareholders’ Equity

Stock Options

At the Annual Meeting of Shareholders held on June 12, 2003, shareholders ratified and approved the Guideline, Inc. 2003 Stock Incentive Plan, which was adopted by the Company’s Board of Directors on April 30, 2003. On April 27, 2006, the Board of Directors approved an amendment to the Guideline, Inc. 2003 Stock Incentive Plan (as amended, the “2003 Incentive Plan”), which was approved by the shareholders at the annual meeting of shareholders held on June 9, 2006, to increase the number of authorized shares of Common Stock that may be issued under the plan by 1,250,000 shares to a total of 2,750,000 shares. The 2003 Incentive Plan authorizes the issuance of up to 2,750,000 shares, of the Company’s Common Stock upon the exercise of stock options or in connection with the issuance of restricted stock and stock bonuses. Upon exercise of stock options, new common shares are issued from the Company’s authorized shares. Options granted under our other equity plans remain outstanding according to their terms.

The Company’s 1996 Stock Option Plan (the “1996 Plan” and together with the 2003 Incentive Plan, the “Stock Option Plans”), as amended in 1998, 2000 and 2001, authorized grants of options to purchase up to 3,500,000 shares of common stock, issuable to employees, directors and consultants of the Company. This plan expired in January 2006.

The Company utilizes the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. Stock options granted have exercise prices equal to the market price of the Company’s common stock on the date of grant. The principal assumptions utilized in valuing options and our methodology for estimating such model inputs include: 1) risk-free interest rate - estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the options, 2) expected volatility - estimate is based on the historical volatility of our common stock for the five years preceding the award date and 3) expected option life - estimate is based on internal studies of historical experience and projected exercise behavior of employees and specific option characteristics, including the effect of employee terminations. During the six months ended June 30, 2006, no options were granted under the Company’s Stock Option Plans. During the six months ended June 30, 2005, 169,750 options to purchase shares of common stock were granted under the Company’s Stock Option Plans, with exercise prices ranging from $1.40 to $1.48, which represents the fair market value of such shares on the dates of grant. Stock based compensation expense was $171,000 and $270,000 for the six months ended June 30, 2006 and 2005, respectively, and $88,000 and $168,000 for the three months ended June 30, 2006 and 2005, respectively.

During the six-month periods ended June 30, 2006 and 2005, 37,260 and 146,563 options, respectively, were cancelled or terminated under the Company’s Stock Option Plans, at prices ranging from $0.625 to $3.69 and $0.50 to $3.69, respectively.

As of June 30, 2006, there was $788,000 of total unrecognized compensation cost related to the nonvested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over a period of 3.5 years.

Activity under the stock option plans is summarized as follows:

	Available for grant	Options Granted	Weighted average exercise price	Weighted average grant- date fair value
January 1, 2006	1,052,316	2,410,151	$1.38	$0.98
Additional shares authorized under the Plan	1,250,000	--	--	--
Granted	--	--	--	--
Exercised	--	(1,190)	0.87	0.50
Cancelled	37,260	(37,260)	2.16	1.52
No longer available under the 1996 Plan	(792,740)	--	--	--
June 30, 2006	1,546,836	2,371,701	$1.37	$0.98
Exercisable at June 30, 2006		1,845,252	$1.25	$0.89
Aggregate Intrinsic value of vested options at June 30, 2006		$653,483

	Available for grant	Options Granted	Weighted average exercise price	Weighted average grant- date fair value
January 1, 2005	1,026,666	2,841,051	$0.99	$0.88
Granted	(169,750)	169,750	1.45	0.95
Exercised	--	(393,670)	0.41	0.25
Cancelled	146,563	(146,563)	1.68	1.29
June 30, 2005	1,003,479	2,470,568	$1.41	$1.00
Exercisable at June 30, 2005		1,675,735	$1.21	$0.85
Aggregate Intrinsic value of vested options at June 30, 2006		$527,110

	Outstanding				Exercisable
Range	Number of options	Weighted average exercise price	Aggregate intrinsic value at June 30, 2006	Remaining average contractual life in years	Number of options	Weighted average exercise price	Aggregate intrinsic value at June 30, 2006	Remaining average contractual life in years

$0.41 - $0.50	364,600	$0.41	$317,202	5.35	364,600	$0.41	$317,202	5.35
$0.63 - $0.80	226,250	$0.79	$196,838	4.93	226,250	$0.79	$196,838	4.93
$0.97 - $1.40	821,625	$1.18	$714,814	5.18	734,625	$1.19	$639,124	5.18
$1.45 - $1.84	517,250	$1.58	$450,008	6.86	247,210	$1.58	$215,073	6.81
$1.95 - $3.69	441,976	$2.55	$386,846	7.06	272,567	$2.62	$273,133	7.04

	2,371,701		$2,065,708		1,845,252		$1,641,370

Restricted Stock

On January 1, 2005, 100,000 shares of restricted stock, with a grant-date fair value of $1.59 per share, were granted to the Company’s Chief Executive Officer under the 2003 Incentive Plan. On January 1, 2006, an additional 150,000 shares of restricted stock, with a grant-date fair value of $1.19 per share, were granted under the 2003 Incentive Plan. These shares were calculated at fair value on the date of grant, and are being amortized over a vesting period of three years. Compensation expense related to these shares was $71,000 and $27,000 for the six months ended June 30, 2006 and 2005, respectively, and $36,000 and $14,000 for the three months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, there was $213,000 of total unrecognized compensation cost related to the nonvested portion of these awards.

On January 1, 2005, 25,000 shares of restricted stock, with a grant-date fair value of $1.59 per share, were granted to the Company’s Chief Financial Officer under the 2003 Incentive Plan. On January 1, 2006, an additional 50,000 shares of restricted stock, with a grant-date fair value of $1.19 per share, were granted under the 2003 Incentive Plan. These shares were calculated at fair value on the date of grant, and are being amortized over a vesting period of three years. Compensation expense related to these shares was $22,000 and $7,000 for the six months ended June 30, 2006 and 2005, respectively, and $11,000 and $4,000 for the three months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, there was $65,000 of total unrecognized compensation cost related to the nonvested portion of these awards.

During 2004, 100,000 shares of restricted stock, with a grant-date fair value of $2.55 per share, were granted to the Company’s Chief Operating Officer under the 2003 Incentive Plan. In July 2005, an additional 50,000 shares of restricted stock, with a grant-date fair value of $1.19 per share, were granted. These shares were calculated at fair value on the date of grant, and are being amortized over the vesting period of four years. Compensation expense related to these shares was $48,000 and $38,000 for the six months ended June 30, 2006 and 2005, respectively, and $24,000 and $19,000 for the three months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, there was $137,000 of total unrecognized compensation cost related to the nonvested portion of these awards.

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

(in thousands)	Six Months Ended June 30,
	2006	2005	$ Change	% Change
Revenues
On-Demand Business Research	$7,400	$7,900	$(500)	(6.33)%
Strategic Intelligence	2,540	1,921	619	32.22%
Custom Market Research	8,364	6,086	2,278	37.43%
Product Development Intelligence	4,914	4,208	706	16.78%
Revenues	$23,218	$20,115	$3,103	15.43%

Operating income (loss)
On-Demand Business Research	$723	$374	$349	93.32%
Strategic Intelligence	605	420	185	44.05%
Custom Market Research	1,040	383	657	171.54%
Product Development Intelligence	668	364	304	83.52%
Total segment operating income	3,036	1,541	1,495	97.01%
Corporate & other (1)	(2,188)	(1,810)	(378)	(20.88)%
Operating income (loss)	$848	$(269)	$1,117	415.24%

Income (loss) before income taxes (2)
On-Demand Business Research	$723	$374	$349	93.32%
Strategic Intelligence	610	422	188	44.55%
Custom Market Research	1,048	382	666	174.35%
Product Development Intelligence	667	363	304	83.75%
Total segment income before income taxes	3,048	1,541	1,507	97.79%
Corporate & other (1)	(2,508)	(1,989)	(519)	(26.09)%
Income (loss) before income taxes	$540	$(448)	$988	220.54%

(1) Represents the effect of direct costs and selling, general, and administrative expenses not attributable to a single segment. (2) Excludes the impact of the cumulative effect of accounting change.

(in thousands)	Three Months Ended June 30,
	2006	2005	$ Change	% Change
Revenues
On-Demand Business Research	$3,620	$3,950	$(330)	(8.35)%
Strategic Intelligence	1,305	1,518	(213)	(14.03)%
Custom Market Research	4,563	3,704	859	23.19%
Product Development Intelligence	2,474	2,157	317	14.70%
Revenues	$11,962	$11,329	$633	5.59%

Operating income (loss)
On-Demand Business Research	$324	$229	$95	41.48%
Strategic Intelligence	314	337	(23)	(6.82)%
Custom Market Research	772	225	547	243.11%
Product Development Intelligence	279	203	76	37.44%
Total segment operating income	1,689	994	695	69.92%
Corporate & other (1)	(1,114)	(1,476)	362	24.53%
Operating income (loss)	$575	$(482)	$1,057	219.29%

Income (loss) before income taxes (2)
On-Demand Business Research	$324	$229	$95	41.48%
Strategic Intelligence	314	339	(25)	(7.37)%
Custom Market Research	775	224	551	245.98%
Product Development Intelligence	279	203	76	37.44%
Total segment income before income taxes	1,692	995	697	70.05%
Corporate & other (1)	(1,292)	(1,619)	327	20.20%
Income (loss) before income taxes	$400	$(624)	$1,024	164.10%

(1) Represents the effect of direct costs and selling, general, and administrative expenses not attributable to a single segment. (2) Excludes the impact of the cumulative effect of accounting change.

K. Commitments and Contingencies

See Note O. “Acquisitions” for information regarding contingent payments related to the acquisitions of Atlantic and Signia.

L. Accrued Expenses

As of December 31, 2005, a balance of $154,000 remained accrued for charges under a severance plan approved by the Board of Directors. During the six months ended June 30, 2006, the Company accrued an additional charge of $39,000. Payments totaling $136,000 were made to eight individuals during the six months ended June 30, 2006. The remaining balance of $57,000 will be paid through July 2006.

As of June 30, 2006, the Company paid approximately $780,000 in cash, which was previously accrued, representing One Year Deferred Consideration (as defined in the respective purchase agreements) paid to the former owners of Atlantic and Signia.

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

N. Supplemental Disclosure of Non-Cash Investing and Financing Activities

Non-cash investing activities:

As of June 30, 2006, the Company has accrued $250,000, representing the portion of One Year Deferred Consideration to be paid in shares of unregistered Common Stock to the former owner of Atlantic.

As of June 30, 2006, the Company has accrued approximately $11,000, which represents unpaid transaction costs related to the private placement of the Company’s Common Stock.

As of June 30, 2005, the Company had accrued approximately $2.2 million, which represented the estimated Two Year Deferred Consideration earned as of that date in connection with the Guideline Research acquisition.

As of June 30, 2005, the Company had accrued approximately $17,000, which represented unpaid transaction costs related to the acquisitions of Atlantic and Signia.

On April 1, 2005, the Company issued 500,157 shares of its Common Stock to the former owners of Atlantic and Signia as part of these acquisitions.

Non-cash financing activities:

During the six months ended June 30, 2006, the Company recorded the exercise of 5,250 options at prices ranging from $0.625 to $1.062, in exchange for 1,190 shares of common stock at prices ranging from $1.20 to $1.29.

During the six months ended June 30, 2006 and 2005, the Company recorded preferred dividends of $20,000 for such periods.

During the six months ended June 30, 2005, the Company recorded the exercise of 6,300 options at prices ranging from $0.50 to $1.062, in exchange for 3,170 shares of common stock at prices ranging from $1.39 to $1.53.

O. Acquisitions

Atlantic Research & Consulting

As discussed in the Company’s Annual Report on Form 10-K, on April 1, 2005, the Company acquired all of the capital stock of Atlantic Research & Consulting, Inc. as described in the Stock Purchase Agreement (the “Atlantic Purchase Agreement”) between the Company and Peter Hooper (“Hooper”), as the sole stockholder of Atlantic. The consideration for this acquisition consisted of $3,600,000 in cash paid at closing, 312,598 shares of common stock, and an aggregate of up to $2,250,000 in deferred consideration payable in cash over three years, which deferred payments are contingent upon Atlantic achieving certain prescribed amounts of EBITDA (as defined in the Atlantic Purchase Agreement). If EBITDA for the three-year period beginning on March 1, 2005 exceeds $3,300,000, Hooper will also receive additional deferred consideration equal to the amount of such excess multiplied by 0.50. As of June 30, 2006, the Company paid $500,000 in cash and will issue shares of unregistered Common Stock valued at $250,000, which represents the Year One Deferred Consideration (as defined in the purchase agreement) earned.

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

Signia Partners

As discussed in the Company’s Annual Report on Form 10-K, on April 1, 2005, the Company acquired all of the capital stock of Signia Partners Incorporated as described in the Stock Purchase Agreement (the “Signia Purchase Agreement”) between the Company and Charles Douglas House (“House”), as the sole stockholder of Signia. The consideration for this acquisition consisted of approximately $3,400,000 in cash paid at closing (after taking into account certain closing adjustments), 187,559 shares of common stock, and an aggregate of up to $1,400,000 in deferred consideration payable in cash over three years, which deferred payments are contingent upon Signia achieving certain prescribed amounts of Adjusted EBITDA (as defined in the Signia Purchase Agreement). If aggregate Adjusted EBITDA for the three-year period beginning on February 1, 2005 exceeds $2,550,000, House will also receive additional deferred consideration equal to the amount of such excess multiplied by 0.25. As of June 30, 2006, the Company paid $280,000, which represents the One Year Deferred Consideration (as defined in the purchase agreement) earned.

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

The following table sets forth the components of the purchase price for the Atlantic and Signia acquisitions:

	Atlantic	Signia	Total
Cash paid (including transaction costs, net of cash acquired)	$4,213,000	$3,942,000	$8,155,000
Common stock issued to sellers	502,000	301,000	803,000
One Year Deferred Consideration and other	260,000	10,000	270,000
Total purchase consideration	$4,975,000	$4,253,000	$9,228,000

The valuation of acquired intangible assets was determined by management with the assistance of an independent appraisal firm. The purchase price allocations have been finalized in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, with the exception of deferred consideration for Atlantic and Signia which will be determined for the periods ending March 31, 2007 and 2008.

Amortizable intangible assets, which generally include customer lists, are amortized over a period of seven years. Amortization of intangible assets was $175,000 and $88,000 for the six and three months ended June 30, 2006, respectively, and was $122,000 and $88,000 for the six and three months ended June 30, 2005, respectively.

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

Pro Forma Results of Operations

Pro forma six months ended June 30, 2005
Total revenue	$22,600,000
Net loss	$(491,000)
Loss per share attributable to common shareholders: Basic and diluted	$(0.02)

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

Results of Operations - Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The following represents the Company’s analysis of its results of operations for the six months ended June 30, 2006 as compared with the six months ended June 30, 2005.

(in thousands)	Six Months Ended June 30,
	2006	2005	$ Change	% Change
Revenues
On-Demand Business Research	$7,400	$7,900	$(500)	(6.33)%
Strategic Intelligence	2,540	1,921	619	32.22%
Custom Market Research	8,364	6,086	2,278	37.43%
Product Development Intelligence	4,914	4,208	706	16.78%
Revenues	$23,218	$20,115	$3,103	15.43%

Direct costs	$13,998	$11,912	$2,086	17.51%

Selling, general and administrative expenses	$8,372	$8,472	$(100)	(1.18)%

Interest expense	$(311)	$(115)	$(196)	(170.43)%

Income tax provision	$(48)	$(68)	$20	29.41%

Net income (loss) attributable to common shareholders	$568	$(536)	$1,104	205.97%

Revenues

Revenues increased by $3,103,000, or 15.4%, from $20,115,000 for the six months ended June 30, 2005 to $23,218,000 for the six months ended June 30, 2006. See below for more details regarding this increase.

On-Demand Business Research

On-Demand Business Research revenues, which result from annual subscription contracts, decreased by $500,000, or 6.3%, from $7,900,000 for the six months ended June 30, 2005 to $7,400,000 for the six months ended June 30, 2006. The decrease from 2005 to 2006 was a result of customer cancellations that were not sufficiently offset by the sale of new customer accounts. We believe that our failure to generate sufficient new sales to offset client cancellations resulted primarily from our replacement in 2005 of the direct sales force that had previously been responsible for selling new subscriptions with a two person telesales staff, as well as from the perception among certain customers and prospects that they can satisfy their day-to-day research needs internally through the use of the internet.

Strategic Intelligence

Strategic Intelligence revenues increased by $619,000, or 32.2%, from $1,921,000 for the six months ended June 30, 2005 to $2,540,000 for the six months ended June 30, 2006. This increase was primarily due to the acquisition of Signia on April 1, 2005 and the subsequent integration of Signia’s operations and financial results into this business segment.

Custom Market Research

Market Research revenues increased by $2,278,000, or 37.4%, from $6,086,000 for the six months ended June 30, 2005 to $8,364,000 for the six months ended June 30, 2006. This increase was due to the acquisition of Atlantic on April 1, 2005 with $3,712,000 and $1,596,000 of revenues from Atlantic for the six months ended June 30 2006 and 2005, respectively, in addition to an increase in revenue of $162,000 at the Company’s Guideline Research business. The revenue increase at Guideline Research resulted primarily from an overall increase in business from existing clients, primarily in the pharmaceutical sector.

Product Development Intelligence

Product Development Intelligence revenues increased by $706,000, or 16.8%, from $4,208,000 for the six months ended June 30, 2005 to $4,914,000 for the six months ended June 30, 2006. This was primarily the result of the introduction in January 2005 of a new Litigation Support business, which provides customers with access to subject-matter experts to support customer litigation activities, as well as an increase in in-depth consulting engagements. Also, unused subscription account funds that were recognized into revenue as the contracts expired increased in 2006.

Direct costs

Direct costs, which are those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases, increased by $2,086,000, or 17.5%, from $11,912,000 for the six months ended June 30, 2005 to $13,998,000 for the six months ended June 30, 2006. Direct costs represented 60.3% and 59.2% of revenues for the six months ended June 30, 2006 and 2005, respectively. The increase in total direct costs was primarily the result of the acquisitions of Atlantic and Signia (total direct costs for Atlantic and Signia were $3,804,000 for the six months ended June 30, 2006 and $1,743,000 for the six months ended June 30, 2005). Exclusive of Atlantic and Signia, direct costs increased by $25,000, from $10,169,000 for the six months ended June 30, 2005 to $10,194,000 for the six months ended June 30, 2006. This increase was primarily a result of an increase in direct labor, including stock compensation expense, of $302,000 partially offset by a decrease in external costs of sales related to fulfillment, including the cost paid to content providers, of $268,000.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $100,000, or 1.2%, from $8,472,000, or 42.1% of revenue, for the six months ended June 30, 2005 to $8,372,000, or 36.1% of revenue. Total selling, general and administrative expenses for Atlantic and Signia were $1,290,000 for the six months ended June 30, 2006 and $672,000 for the six months ended June 30, 2005. Exclusive of Atlantic and Signia, selling, general and administrative expenses decreased by $718,000, from $7,800,000 for the six months ended June 30, 2005 to $7,082,000 for the six months ended June 30, 2006. This decrease was due primarily to a decrease in indirect labor of $419,000 and a decrease in severance costs of $650,000 partially offset by general increases in such areas as rent expense, moving expenses, costs associated with the Company’s name change to Guideline, Inc. and depreciation and amortization.

Interest expense

Interest expense increased by $196,000 from $115,000 for the six months ended June 30, 2005 to $311,000 for the six months ended June 30, 2006. The increase was related to the new credit facility with Fleet National Bank, a Bank of America company, entered into in March 2005. The increase was also related to the Company’s increased borrowings under the Revolving Facility. There was $1,500,000 outstanding under the Revolving Facility at June 30, 2006, while there were no borrowings under the Revolving Facility at June 30, 2005. (See Note G. to the Condensed Consolidated Financial Statements, included elsewhere in this Form 10-Q, for more information regarding this credit facility).

Income Taxes

The $48,000 income tax provision for the six months ended June 30, 2006 and the $68,000 income tax provision for the six months ended June 30, 2005, represent 9% and 15%, respectively, of the income/(loss) before provision for income taxes. The difference between these rates and the statutory rate primarily relates to expenses that are not deductible for income tax purposes and reflects the utilization of $273,000 of federal net operating loss carryforwards during the six months ended June 30, 2006.

Net Income(Loss) Attributable to Common Shareholders

Net income attributable to common shareholders for the six months ended June 30, 2006 was $568,000, as compared to a net loss attributable to common shareholders for the six months ended June 30, 2005 of $(536,000). Included in net income in 2006 was the cumulative effect of accounting change of $96,000 in conjunction with the adoption of SFAS 123(R).

Results of Operations - Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The following represents the Company’s analysis of its results of operations for the three months ended June 30, 2006 as compared with the three months ended June 30, 2005.

(in thousands)	Three Months Ended June 30,
	2006	2005	$ Change	% Change
Revenues
On-Demand Business Research	$3,620	$3,950	$(330)	(8.35)%
Strategic Intelligence	1,305	1,518	(213)	(14.03)%
Custom Market Research	4,563	3,704	859	23.19%
Product Development Intelligence	2,474	2,157	317	14.70%
Revenues	$11,962	$11,329	$633	5.59%

Direct costs	$7,050	$6,638	$412	6.21%

Selling, general and administrative expenses	$4,337	$5,173	$(836)	(16.16)%

Interest expense	$(164)	$(111)	$(53)	(47.75)%

Income tax (provision) benefit	$(36)	$57	$(93)	(163.16)%

Net income (loss) attributable to common shareholders	$354	$(577)	$931	161.35%

Revenues

Revenues increased by $633,000, or 5.6%, from $11,329,000 for the three months ended June 30, 2005 to $11,962,000 for the three months ended June 30, 2006. See below for more details regarding this increase.

On-Demand Business Research

On-Demand Business Research revenues, which result from annual subscription contracts, decreased by $330,000, or 8.4%, from $3,950,000 for the three months ended June 30, 2005 to $3,620,000 for the three months ended June 30, 2006. The decrease from 2005 to 2006 was a result of customer cancellations that were not sufficiently offset by the sale of new customer accounts. We believe that our failure to generate sufficient new sales to offset client cancellations resulted primarily from our replacement in 2005 of the direct sales force that had previously been responsible for selling new subscriptions with a two person telesales staff, as well as from the perception among certain customers and prospects that they can satisfy their day-to-day research needs internally through the use of the internet.

Strategic Intelligence

Strategic Intelligence revenues decreased by $213,000, or 14.0%, from $1,518,000 for the three months ended June 30, 2005 to $1,305,000 for the three months ended June 30, 2006. This decrease was primarily due to the timing of projects, which can fluctuate throughout the year based on client needs.

Custom Market Research

Market Research revenues increased by $859,000, or 23.2%, from $3,704,000 for the three months ended June 30, 2005 to $4,563,000 for the three months ended June 30, 2006. This increase was primarily due to an increased volume of projects, especially from existing pharmaceutical clients, as well as a recent initiative to increase pricing on new projects.

Product Development Intelligence

Product Development Intelligence revenues increased by $317,000, or 14.7%, from $2,157,000 for the three months ended June 30, 2005 to $2,474,000 for the three months ended June 30, 2006. This was primarily the result of the introduction in January 2005 of a new Litigation Support business, which provides customers with access to subject-matter experts to support customer litigation activities, as well as an increase in in-depth consulting engagements. Also, increased and unused subscription account funds were recognized into revenue as these contracts expired.

Direct costs

Direct costs, which are those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases, increased by $412,000, or 6.2%, from $6,638,000 for the three months ended June 30, 2005 to $7,050,000 for the three months ended June 30 2006. Direct costs represented 58.9% and 58.6% of revenues for the three months ended June 30, 2006 and 2005, respectively. This increase was primarily a result of an increase in direct labor of $379,000 and an increase in external costs of sales related to fulfillment, including the cost paid to content providers, of $184,000 related to increases in revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $836,000, or 16.2%, from $5,173,000, or 45.7% of revenue, for the three months ended June 30, 2005 to $4,337,000, or 36.3% of revenue, for the three months ended June 30, 2006. This decrease was due primarily to a decrease in indirect labor of $210,000, a decrease in professional fees of $97,000 and a decrease in severance costs of $643,000 partially offset by general increases in such areas as rent expense, moving expenses, costs associated with the Company’s name change to Guideline, Inc. and depreciation and amortization.

Interest expense

Interest expense increased by $53,000 from $111,000 for the three months ended June 30, 2005 to $164,000 for the three months ended June 30, 2006. The increase was related to the Company’s increased borrowings under the Revolving Facility. There was $1,500,000 outstanding under the Revolving Facility at June 30, 2006, while there were no borrowings under the Revolving Facility at June 30, 2005. (See Note G. to the Condensed Consolidated Financial Statements, included elsewhere in this Form 10-Q, for more information regarding this credit facility).

Income Taxes

The $36,000 income tax provision for the three months ended June 30, 2006 and the $57,000 income tax benefit for the three months ended June 30, 2005, represent 9% of the income (loss) before (provision) benefit for income taxes. The difference between these rates and the statutory rate primarily relates to expenses that are not deductible for income tax purposes and reflects the utilization of $203,000 of federal net operating loss carryforwards during the three months ended June 30, 2006.

Net Income(Loss) Attributable to Common Shareholders

Net income attributable to common shareholders for the three months ended June 30, 2006 was $354,000, as compared to a net loss attributable to common shareholders for the three months ended June 30, 2005 of $(577,000).

New Accounting Principles

In December 2004, the FASB issued the revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123 (R)”), which the Company adopted on January 1, 2006. SFAS 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the requisite service period, generally as the award vests. As a result of adopting SFAS 123(R), the Company recognized an after-tax gain of $96,000 ($96,000 pre-tax), with an impact on basic and diluted earnings per share of $0.00, as the cumulative effect of a change in accounting principle attributable to the requirement to estimate forfeitures at the grant date instead of recognizing them as incurred. The adoption of SFAS 123(R) did not otherwise have a material effect on the 2006 consolidated financial statements for the six months ended June 30, 2006 and is not expected to otherwise have a material effect on the consolidated financial statements for the year ending December 31, 2006.

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

Revenue Recognition

Approximately 41% of the Company’s revenues for the six months ended June 30, 2006 were derived from subscription contracts with customers, including approximately 96% of the revenues of the On-Demand business segment and approximately 49% of the revenues of the Product Development Intelligence business segment. The remaining 59% of the Company’s revenues for the six months ended June 30, 2006 consisted of market research projects, in-depth research projects and outsourced information services.

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

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from retainer accounts (including prepaid retainer fees from clients) and borrowings. Cash balances were $1,319,000 and $2,697,000 at June 30, 2006 and December 31, 2005, respectively. Our working capital deficit position (current assets less current liabilities) at June 30, 2006 was $(291,000) as compared to our working capital surplus position of $281,000 at December 31, 2005. Included in current liabilities is unearned retainer income of $5,754,000 as of June 30, 2006 and $4,311,000 as of December 31, 2005. Such amounts reflect amounts billed, but not yet earned. Unearned retainer income is typically higher in the first half of each year due to a large volume of annual subscription renewals that are on a calendar year basis, in addition to the level of projects in process.

Cash of $883,000 and $614,000 was provided by operating activities during the six months ended June 30, 2006 and 2005, respectively. During the six months ended June 30, 2006, operating cash was provided primarily by unearned retainer income of $1,443,000, depreciation and amortization of $795,000, share-based payments of $312,000, a $8,000 fair value adjustment to the Tigo Search written option, the $96,000 cumulative effect of accounting change related to the adoption of SFAS No. 123(R) and deferred income taxes of $48,000, partially offset by an increase in accounts receivable of $1,861,000, a decrease in accounts payable and accrued expenses of $257,000, equity loss on investment of $28,000 related to the Company’s share of Tigo Search’s loss and cash used for other general operating purposes. During the six months ended June 30, 2005, operating cash was provided primarily by unearned retainer income of $1,113,000, an increase in accounts payable and accrued expenses of $319,000, and depreciation and amortization of $617,000 partially offset by an increase in accounts receivable of $872,000 and cash used for other general operating purposes. Adjustments to reconcile net loss to net cash provided by operating activities for the six months ended June 30, 2005 were also impacted by the acquisitions of Atlantic and Signia.

Cash used in investing activities was $(1,239,000) and $(7,528,000) in the six-month periods ended June 30, 2006 and 2005, respectively. In 2006 the primary use of cash was related to One Year Deferred Consideration of $500,000 paid to the former owner of Atlantic, One Year Deferred Consideration of $280,000 paid to the former owner of Signia and capital expenditures for computer hardware upgrades and leasehold improvements of $459,000. In 2005, the primary use of cash was related to the purchase of Atlantic of $3,664,000, the purchase of Signia of $3,624,000 and capital expenditures for computer hardware upgrades and leasehold improvements of $240,000. During 2006 the Company expects to spend approximately $875,000 for capital items, which will relate primarily to computer hardware and software upgrades and for leasehold improvements.

Cash of $(1,022,000) was used for financing activities during the six months ended June 30, 2006 and cash of $4,632,000 was provided by financing activities during the six months ended June 30, 2005. In 2006, the most significant item was the repayment of notes payable of $2,476,000, including the pay-down of $2,000,000 on the senior secured revolving credit facility (“Revolving Facility”), offset by additional borrowings under the Revolving Facility of $1,500,000. In 2005, the most significant items were borrowings under notes payable of $4,500,000, proceeds from the exercise of stock options of $146,000 and proceeds from satisfaction of employee loan of $50,000, partially offset by payments under capital leases of $42,000.

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

As of June 30, 2006, $3,600,000 remains outstanding under the Term Facility. As of June 30, 2006, $1,500,000 remains outstanding under the Revolving Facility. Accrued but unpaid interest related to the Term and Revolving Facilities was approximately $34,000 as of June 30, 2006. The Term Facility bears interest at LIBOR plus 3%, which was 8.23% at June 30, 2006 based on the 3-month LIBOR contract in effect at that time. The Revolving Facility bears interest at LIBOR plus 2.75%, which was 7.96% at June 30, 2006 based on a separate 2-month LIBOR contract in effect at that time. Interest expense related to the Term Facility was $149,000 and $87,000 for the six and three months ended June 30, 2006, respectively. Interest expense related to the Revolving Facility was $65,000 and $29,000 for the six and three months ended June 30, 2006, respectively. During 2005, the Company incurred $760,000 in closing and other transaction costs related to the Senior Secured Facilities, which are amortized to interest expense over the duration of the Term Facility. Amortization of deferred financing fees was $76,000 and $38,000 for the six and three months ended June 30, 2006, and is included in interest expense.

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

The Company is in compliance with all of its loan covenants as of June 30, 2006.

In November 2005, the Company entered into a loan agreement with a vendor for the purchase of a customer relationship management system. The loan agreement is for $343,957 plus interest at a rate of 9% per annum, to be paid over a 36-month period, in monthly installments of $10,938, with the first payment due in January 2006. As of June 30, 2006, the outstanding balance on this note was $292,000.

We believe that our cash and cash equivalents on hand, cash generated from operations and collections of our accounts receivable, and the availability of the Revolving Facility with the Lender, will be sufficient to fund our operations for the foreseeable future.

Other Commitments and Contingencies

The following table includes aggregate information about our contractual obligations as of June 30, 2006 and the periods in which payments are due.

	As of June 30, 2006
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Notes payable	$5,392,000	$2,505,000	$1,987,000	$900,000	$--
Non-cancelable operating lease commitments	8,842,000	1,525,000	2,850,000	2,514,000	1,953,000
Capital lease commitments	79,000	71,000	8,000	--	--
Deferred compensation and other	13,000	13,000	--	--	--
	$14,326,000	$4,114,000	$4,845,000	$3,414,000	$1,953,000

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

Acquisitions

Atlantic Consulting & Research

On April 1, 2005, the Company acquired all of the capital stock of Atlantic Research & Consulting, Inc. as described in the Stock Purchase Agreement (the “Atlantic Purchase Agreement”) between the Company and Peter Hooper (“Hooper”), as the sole stockholder of Atlantic. The consideration for this acquisition consisted of $3,600,000 in cash paid at closing, 312,598 shares of common stock, and an aggregate of up to $2,250,000 in deferred consideration payable in cash over three years, which deferred payments are contingent upon Atlantic achieving certain prescribed amounts of EBITDA (as defined in the Atlantic Purchase Agreement). If EBITDA for the three-year period beginning on May 1, 2005 exceeds $3,300,000, Hooper will also receive additional deferred consideration equal to the amount of such excess multiplied by 0.50. As of June 30, 2006, the Company paid $500,000 in cash and will issue shares of unregistered Common Stock valued at $250,000, which represents the Year One Deferred Consideration (as defined in the purchase agreement) earned.

For more information regarding the acquisition of Atlantic, please see Note O “Acquisitions” to the financial statements included elsewhere in this Form 10-Q.

Signia Partners

On April 1, 2005, the Company acquired all of the capital stock of Signia Partners Incorporated as described in the Stock Purchase Agreement (the “Signia Purchase Agreement”) between the Company and Charles Douglas House (“House”), as the sole stockholder of Signia. The consideration for this acquisition consisted of approximately $3,400,000 in cash paid at closing (after taking into account certain closing adjustments), 187,559 shares of common stock, and an aggregate of up to $1,400,000 in deferred consideration payable in cash over three years, which deferred payments are contingent upon Signia achieving certain prescribed amounts of Adjusted EBITDA (as defined in the Signia Purchase Agreement). If aggregate Adjusted EBITDA for the three-year period beginning on February 1, 2005 exceeds $2,550,000, House will also receive additional deferred consideration equal to the amount of such excess multiplied by 0.25. As of June 30, 2006, the Company paid $280,000, which represents the One Year Deferred Consideration (as defined in the purchase agreement) earned.

For more information regarding the acquisition of Signia, please see Note O “Acquisitions” to the financial statements included elsewhere in this Form 10-Q.

The following table sets forth the components of the purchase price for the Atlantic and Signia acquisitions:

	Atlantic	Signia	Total
Cash paid (including transaction costs, net of cash acquired)	$4,213,000	$3,942,000	$8,155,000
Common stock issued to sellers	502,000	301,000	803,000
One Year Deferred Consideration and other	260,000	10,000	270,000
Total purchase consideration	$4,975,000	$4,253,000	$9,228,000

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

	Atlantic	Signia	Total
Current assets	$741,000	$823,000	$1,564,000
Property and equipment	230,000	52,000	282,000
Other assets	--	9,000	9,000
Liabilities assumed, current	(580,000)	(418,000)	(998,000)
Liabilities assumed, non-current	(20,000)	(377,000)	(397,000)
Fair value of net assets acquired	371,000	89,000	460,000
Goodwill	3,509,000	3,442,000	6,951,000
Amortizable intangible assets	695,000	529,000	1,224,000
Indefinite-lived intangible assets	400,000	193,000	593,000
Total purchase consideration	$4,975,000	$4,253,000	$9,228,000

Amortizable intangible assets, which generally include customer lists, are amortized over a period of 7 years. Amortization of intangible assets was $175,000 and $88,000 for the six and three months ended June 30, 2006, respectively, and was $122,000 and $88,000 for the six and three months ended June 30, 2005, respectively.

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

Pro Forma Results of Operations

Pro forma six months ended June 30, 2005
Total revenue	$22,600,000
Net loss	$(491,000)
Loss per share attributable to common shareholders: Basic and diluted	$(0.02)

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company maintains the Term Facility and Revolving Facility, which are for non-trading purposes, and any future borrowings thereunder would increase our exposure to market risk. An immediate change of one percent in the interest rate would cause a change in interest expense of approximately $51,000 for the fiscal year ended December 31, 2006. The Term Facility bears interest at LIBOR plus 3.00% (8.23% at June 30, 2006 based on the contract in effect at that time). The Revolving Facility bears interest at LIBOR plus 2.75% (7.96% at June 30, 2006 based on a separate contract in effect at that time). Our objective in maintaining the Revolving Facility is the ability to obtain funding that provides flexibility regarding early repayment without penalties, and that has a lower overall cost as compared with fixed-rate borrowings. Management does not believe that the risk inherent in the variable-rate nature of the Term and Revolving Facilities would have a material adverse effect on the Company if interest rates accrued on such borrowings were to increase. However, no assurance can be given that such a risk will not have a material adverse effect on the Company.

There has been no material change in our assessment of our sensitivity to market risk as of June 30, 2006, as compared to the information included in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 30, 2006.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the period covered by this report, with the exception of the acquisitions of Atlantic and Signia, whose internal control over financial reporting continued to be integrated by the Company into its internal control over financial reporting structure during the quarter ended June 30, 2006.

PART II.
OTHER INFORMATION

ITEM 4. Submission of Matters to a vote of Security Holders.

The Company held its annual meeting of shareholders on June 9, 2006. Shareholders voted on three proposals.

The following votes were cast on Proposal #1, for the nominees for election of directors, and all such nominees were elected:

	FOR	WITHHELD

David Walke	13,447,435	914,850
Andrew P. Garvin	13,339,172	1,023,113
Warren Struhl	13,212,790	1,149,495
Denise Shapiro	13,452,285	910,000
Brian Ruder	13,232,847	1,038,438
Regina Paolillo	13,458,485	903,800

The following votes were cast for Proposal #2, on the ratification and approval of the amendment to the Company’s 2003 Stock Incentive Plan to increase the number of authorized shares of Common Stock under the plan from 1,500,000 shares to 2,750,000 shares:

6,452,575 votes for the ratification
1,255,313 votes against the ratification
128,393 votes abstained from voting

The following votes were cast for Proposal #3, on the ratification of the selection of Deloitte & Touche LLP as independent registered public accounting firm for the Company for the year ending December 31, 2006:

14,302,980 votes for the ratification
49,850 votes against the ratification
9,455 votes abstained from voting

ITEM 6. Exhibits.

Exhibit	Description

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Guideline, Inc.
(REGISTRANT)

Date: August 14, 2006	By:	/s/ David Walke
David Walke Chief Executive Officer

Date: August 14, 2006	By:	/s/ Peter Stone
Peter Stone Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit	Description

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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