Form 10-Q
period 2006-09-30
Guideline, Inc.
filed 2006-11-14
CIK 801338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period_____________ to _____________

______________________________________

Commission file no. 0-15152

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

YES☒   NO ☐

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

YES ☐   NO☒

There were 20,925,134 shares of the registrant’s common stock, par value $.0001 per share, outstanding at November 9, 2006.

Guideline, Inc. and Subsidiaries

PART I.
FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Guideline, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$2,015	$2,697
Accounts receivable, net	9,526	8,646
Deferred tax assets	45	386
Prepaid expenses and other current assets	757	671
Total current assets	12,343	12,400

Equipment, software development and leasehold improvements, at cost, less accumulated depreciation and amortization of $12,309 at September 30, 2006 and $11,851 at December 31, 2005	2,394	2,572

Goodwill, net	19,295	18,245
Intangibles, net	2,259	2,522
Deferred tax assets	1,057	987
Deferred financing fees, net	533	647
Other assets	781	834
	$38,662	$38,207
Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$2,289	$2,425
Accrued expenses and other	2,181	2,378
Unearned retainer income	4,682	4,311
Current maturities of notes payable	2,005	3,005
Deferred tax liability	142	—
Total current liabilities	11,299	12,119

Notes payable	2,636	3,389
Deferred compensation and other liabilities	511	761
Total liabilities	14,446	16,269

Redeemable convertible preferred stock, $.0001 par value. Authorized 2,000,000 shares; issued and outstanding 333,333 shares at September 30, 2006 and December 31, 2005, and accrued dividends	661	610

Commitments and contingencies

Shareholders’ equity:
Common stock, $.0001 par value. Authorized 100,000,000 shares; issued and outstanding 20,925,134 shares at September 30, 2006 and 20,305,060 shares at December 31, 2005	2	2
Capital in excess of par value	29,517	28,367
Comprehensive loss	(56)	(25)
Accumulated deficit	(5,908)	(7,016)
Total shareholders’ equity	23,555	21,328
	$38,662	$38,207

See accompanying notes to condensed consolidated financial statements.

Guideline, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
Nine months ended September 30,
(in thousands, except share and per share data)

	2006	2005

Revenues	$34,671	$31,548

Operating expenses:
Direct costs	20,791	19,120
Selling, general and administrative expenses	12,597	11,897
Total operating expenses	33,388	31,017

Operating income	1,283	531

Other income	652	29
Equity loss on investment	(21)	(98)
Interest expense	(453)	(259)
Income before provision for income taxes and cumulative effect of accounting change	1,461	203
Provision for income taxes	(449)	(274)
Income (loss) before cumulative effect of accounting change	1,012	(71)
Cumulative effect of accounting change	96	—
Net income (loss)	1,108	(71)
Less: Preferred dividends	(51)	(30)
Income (loss) attributable to common shareholders	$1,057	$(101)
Earnings (loss) per common share - basic and diluted:
Income (loss) before cumulative effect of accounting change	$0.04	$(0.01)
Cumulative effect of accounting change	0.01	0.00
Earnings (loss) per share	$0.05	$(0.01)

Weighted average number of common shares outstanding:
Basic and Diluted	20,747,349	19,959,258

See accompanying notes to condensed consolidated financial statements.

Guideline, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
Three months ended September 30,
(in thousands, except share and per share data)

	2006	2005

Revenues	$11,453	$11,433

Operating expenses:
Direct costs	6,793	7,208
Selling, general and administrative expenses	4,225	3,425
Total operating expenses	11,018	10,633

Operating income	435	800

Other income	629	4
Equity loss on investment	(1)	(9)
Interest expense	(142)	(144)
Income before provision for income taxes	921	651
Provision for income taxes	(401)	(206)
Net income	520	445
Less: Preferred dividends	(31)	(10)
Income attributable to common shareholders	$489	$435

Earnings per common share:
Basic and diluted	$0.02	$0.02

Weighted average number of common shares outstanding:
Basic	20,883,940	20,297,505
Diluted	20,883,940	21,808,245

See accompanying notes to condensed consolidated financial statements.

Guideline, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
Nine months ended September 30,
(in thousands)

	2006	2005

Cash flows from operating activities:
Net income (loss)	$1,108	$(71)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,115	905
Allowance for doubtful accounts	50	70
Deferred income taxes	449	265
Share-based payments	670	483
Deferred compensation	(136)	(33)
Non-cash interest	114	68
Repurchase option	21	—
Equity (loss) income on investment	(14)	98
Cumulative effect of accounting change	(96)	—

Changes in assets and liabilities:
Increase in accounts receivable	(933)	(780)
(Increase) decrease in prepaid expenses and other current assets	(86)	527
Decrease (increase) in other assets	42	(587)
Increase in unearned retainer income	371	172
(Decrease) increase in other liabilities	(79)	62
(Decrease) increase in accounts payable and accrued expenses	(326)	345

Net cash provided by operating activities	2,270	1,524

Cash flows from investing activities:
Capital expenditures	(642)	(361)
Purchase of minority interest	(100)	—
Purchase of Atlantic	(10)	(3,686)
Purchase of Signia	(10)	(3,636)
Deferred consideration related to purchase of Atlantic	(500)	—
Deferred consideration related to purchase of Signia	(280)	—
Deferred consideration related to purchase of Guideline	—	(2,160)

Net cash used in investing activities	(1,542)	(9,843)

Cash flows from financing activities:
Principal borrowings under notes payable, net of closing costs	1,500	6,500
Principal payments under notes payable	(3,253)	(2,225)
Costs related to issuance of common stock	(35)	(22)
Proceeds from exercise of stock options and warrants	425	146
Proceeds from satisfaction of employee loan	—	50
Payments under capital leases	(47)	(72)
Net cash (used in) provided by financing activities	(1,410)	4,377
Net decrease in cash and cash equivalents	(682)	(3,942)

Cash and cash equivalents at beginning of period	2,697	4,519
Cash and cash equivalents at end of period	$2,015	$577

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$377	$131
Taxes paid	$128	$84

See accompanying notes to condensed consolidated financial statements.

Guideline, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

A. Management's Statement

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position at September 30, 2006, and the results of operations and cash flows for the nine- and three-month periods ended September 30, 2006 and 2005. All such adjustments are of a normal and recurring nature. Operating results for the nine- and three-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

C. Accounting Changes

On January 1, 2006, the Company adopted SFAS 123(R) using the modified-prospective transition method. As a result of adopting SFAS 123(R), the Company recognized an after-tax gain of $96,000 ($96,000 pre-tax), with an impact on basic and diluted earnings per share of $0.01, as the cumulative effect of a change in accounting principle attributable to the requirement to estimate forfeitures at the grant date instead of recognizing them as incurred. The adoption of SFAS 123(R) did not otherwise have a material effect on the 2006 consolidated financial statements for the nine months ended September 30, 2006 and is not expected to otherwise have a material effect on the consolidated financial statements for the year ending December 31, 2006.

The FASB issued SFAS Statement No. 157 ("SFAS No. 157"), “Fair Value Measurements” in September 2006. This standard provides guidance on how to measure fair value where it is permitted or required under other accounting pronouncements. SFAS No. 157 also requires additional disclosures about fair value measurements. The Company will adopt SFAS No. 157 on January 1, 2008, and is currently assessing the impact of this standard.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB No. 108 are effective for the Company for the year ending December 31, 2006. The adoption of SAB No. 108 is not expected to have a material impact on the Company’s financial statements.

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

	Nine months ended September 30,		Three months ended September 30,
	2006	2005	2006	2005
Basic number of common shares	20,747,349	19,959,258	20,883,940	20,297,505
Effect of dilutive securities:
Warrants	—	—	—	895,389
Convertible preferred shares	—	—	—	—
Restricted common shares	—	—	—	223,228
Stock options	—	—	—	392,123
Diluted number of common shares	20,747,349	19,959,258	20,883,940	21,808,245

Warrants to purchase 4,167,222 shares of common stock at prices ranging from $0.01 to $3.00 per share, and related weighted average price per share of $2.24, were outstanding during the nine and three months ended September 30, 2006, and options, restricted stock and redeemable convertible preferred shares, including accrued preferred dividends, to purchase 3,650,664 shares of common stock at prices ranging from $0.01 to $3.6875 per share, and related weighted average prices per share of $1.10, were outstanding during the nine and three months ended September 30, 2006, but were not included in the computation of diluted EPS because the warrants, options, restricted shares, preferred shares and dividends were anti-dilutive pursuant to Statement of Financial Accounting Standards No. 128.

Warrants to purchase 4,975,515 shares of common stock at prices ranging from $0.01 to $3.00 per share, and related weighted average price per share of $2.12 were outstanding during the nine months ended September 30, 2005, and options, restricted stock and redeemable convertible preferred shares, including accrued preferred dividends, to purchase 3,040,275 shares of common stock at prices ranging from $0.01 to $3.6875 per share, and a related weighted average price per share of $1.31, were outstanding during the nine months ended September 30, 2005, but were not included in the computation of diluted EPS because the Company had a net loss attributable to common shareholders for the nine months ended September 30, 2005. Warrants to purchase 3,808,293 shares of common stock at prices ranging from $1.47 to $3.00 per share, and related weighted average price per share of $2.68 were outstanding during the three months ended September 30, 2005, and options, and redeemable convertible preferred shares, including accrued preferred dividends, to purchase 1,539,300 shares of common stock at prices ranging from $0.01 to $3.6875 per share, and a related weighted average price per share of $1.87, were outstanding during the three months ended September 30, 2005, but were not included in the computation of diluted EPS because the warrants, options, preferred shares and dividends were anti-dilutive.

E. Goodwill and Intangibles

Goodwill:

The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows:

	Strategic Intelligence Segment	Custom Market Research Segment	Product Development Intelligence Segment	Total

Balance as of January 1, 2006	$3,202,000	$10,288,000	$4,755,000	$18,245,000
Contractual earnout adjustment and other	290,000	760,000	—	1,050,000

Balance as of September 30, 2006	$3,492,000	$11,048,000	$4,755,000	$19,295,000

Goodwill and indefinite life intangibles are evaluated for impairment annually on July 1st. An impairment analysis was performed on July 1, 2006, and no impairment was noted.

Intangibles:

As of September 30, 2006, the Company had $865,000 of trade name intangible assets that are considered indefinite life assets.

The table below represents the gross carrying amount, accumulated amortization, and amortization expense related to the Company’s intangible assets:

	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets as of December 31, 2005
Customer relationships and non-compete agreements	$2,172,000	$(515,000)
Amortized intangible assets as of September 30, 2006
Customer relationships and non-compete agreements	$2,172,000	$(778,000)
Aggregate Amortization Expense:
For the nine months ended September 30, 2006	$263,000
For the nine months ended September 30, 2005	$209,000
For the three months ended September 30, 2006	$88,000
For the three months ended September 30, 2005	$88,000

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

During the nine and three months ended September 30, 2006, the company recorded a comprehensive loss of $31,000 and $22,000, respectively, related to the change in the market value of its investment. As a result, the Company’s investment in Scientigo was $28,000 as of September 30, 2006.

Scientigo had the option until May 28, 2006 to acquire the Company’s interest in Tigo Search for $700,000, payable $350,000 in cash and $350,000 in Scientigo Stock. On July 10, 2006, the Company and Scientigo entered into Amendment No. 1 to the Stock Repurchase Agreement (“Amendment No. 1”) and an allonge to a secured promissory note (“Amended Note”), whereby Scientigo was obligated to purchase the Company’s investment in Tigo Search by the earlier of (i) the date by which Scientigo raises $2,000,000 from certain debt and equity financing transactions, or (ii) October 10, 2006. At that time, the Company determined that a sale could not be recognized until such time as collectibility seemed reasonably assured.  The find.com URL and trademark license serve as collateral to secure obligations of Scientigo and Tigo Search under Amendment No. 1 and the Amended Note. The Company’s carrying value of its interest in Tigo Search was initially reduced by the fair value of a written option of approximately $21,000 as of December 31, 2005. As of September 30, 2006 the fair value of the written option was $0 because Scientigo is obligated to purchase the Company’s investment in Tigo Search. The Company recorded the adjustment to the fair value of the option as a component of other income. Furthermore, the Company recorded an equity loss on investment of $42,000 and $14,000, representing its share of Tigo Search’s loss for the nine and three months ended September 30, 2006, respectively. The Company’s investment in Tigo Search is valued at $219,000 at September 30, 2006. Subsequent to September 30, 2006, the Company received the $350,000 in Scientigo stock and $100,000 in cash proceeds and the Company expects to retain approximately 59% of the net proceeds therefrom. The Company is currently in the process of working with Scientigo to extend the due date for the receipt of the remaining $250,000 in cash proceeds to the end of 2006.

In August 2006, the Company made a $100,000 investment for a minority interest of 5.3% in DataBanq LLC (“Databanq”), a provider of search engine optimization strategies. The Company accounts for its investment in Databanq under the cost method.

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

As of September 30, 2006, $3,375,000 remains outstanding under the Term Facility. As of September 30, 2006, $1,000,000 remains outstanding under the Revolving Facility. Accrued but unpaid interest related to the Term and Revolving Facilities was approximately $29,000 as of September 30, 2006. The Term Facility bears interest at LIBOR plus 3%, which was 8.36% at September 30, 2006 based on the two-month LIBOR contract in effect at that time. The Revolving Facility bears interest at LIBOR plus 2.75%. The Company had two separate LIBOR contracts in effect at September 30, 2006 related to the Revolving Facility, a one-month contact for $500,000 at 8.08% and a two-month contract for $500,000 at 8.11%. Interest expense related to the Term Facility was $222,000 and $73,000 for the nine and three months ended September 30, 2006, respectively. Interest expense related to the Revolving Facility was $88,000 and $23,000 for the nine and three months ended September 30, 2006, respectively. During 2005, the Company incurred $760,000 in closing and other transaction costs related to the Senior Secured Facilities, which are amortized to interest expense over the duration of the Term Facility. Amortization of deferred financing fees was $114,000 and $38,000 for the nine and three months ended September 30, 2006, and is included in interest expense.

Loans under the Revolving Facility were made available after April 1, 2005 and until the earlier of (i) April 1, 2008, and (ii) the date of termination of the commitment of the Lender to make revolving credit loans and of the obligation of the Lender to make letter of credit extensions.

All obligations under the Senior Secured Facilities are secured by a security interest in substantially all of the personal property of the Company. The Credit Agreement contains financial covenants that require the Company to maintain certain leverage and fixed charge ratios and a minimum net worth, which the Company was in compliance with at September 30, 2006.

In November 2005, the Company entered into a loan agreement with a vendor for the purchase of a customer relationship management system. The loan agreement is for $343,957 plus interest at a rate of 9% per annum, to be paid over a 36-month period, in monthly installments of $10,938, with the first payment due in January 2006. As of September 30, 2006, the outstanding balance on this note was $266,000.

H. Income Taxes

The $449,000 and $401,000 income tax provisions for the nine and three months ended September 30, 2006, respectively, represent 31% and 44%, respectively, of the income before provision for income taxes and the $274,000 and $206,000 income tax provisions for the nine and three months ended September 30, 2005, respectively, represent 135% and 32%, respectively, of the income before provision for income taxes. The difference between these rates and the statutory rate primarily relates to expenses that are not deductible for income tax purposes and reflects the benefit taken and release of valuation allowance of $442,000 and $169,000 related to federal, state and local income taxes, as a result of available net operating loss carryforwards, during the nine and three months ended September 30, 2006, respectively.

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

The Company utilizes the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. Stock options granted have exercise prices equal to the market price of the Company’s common stock on the date of grant. The principal assumptions utilized in valuing options and our methodology for estimating such model inputs include: 1) risk-free interest rate - estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the options, 2) expected volatility - estimate is based on the historical volatility of our common stock for the five years preceding the award date and 3) expected option life - estimate is based on internal studies of historical experience and projected exercise behavior of employees and specific option characteristics, including the effect of employee terminations. During the nine months ended September 30, 2006, 48,750 options to purchase shares of common stock were granted under the Company’s Stock Option Plan, with an exercise price of $1.50, which represents the fair market value of such shares on the date of grant. During the nine months ended September 30, 2005, 179,750 options to purchase shares of common stock were granted under the Company’s Stock Option Plans, with exercise prices ranging from $1.20 to $1.48, which represents the fair market value of such shares on the dates of grant. Stock based compensation expense was $275,000 and $371,000 for the nine months ended September 30, 2006 and 2005, respectively, and $104,000 and $100,000 for the three months ended September 30, 2006 and 2005, respectively.

During the nine-month periods ended September 30, 2006 and 2005, 37,260 and 208,187 options, respectively, were cancelled or terminated under the Company’s Stock Option Plans, at prices ranging from $0.625 to $3.69 and $0.50 to $3.69, respectively.

As of September 30, 2006, there was $729,000 of total unrecognized compensation cost related to the nonvested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over a period of 3.5 years.

Activity under the stock option plans is summarized as follows:

	Available for grant	Options Granted	Weighted average exercise price	Weighted average grant-date fair value
January 1, 2006	1,052,316	2,410,151	$1.38	$0.98
Additional shares authorized under the Plan	1,250,000	—	—	—
Granted	(48,750)	48,750	1.50	0.74
Exercised	—	(1,190)	0.87	0.50
Cancelled	37,260	(37,260)	2.16	1.52
No longer available under the 1996 Plan	(552,953)	—	—	—
September 30, 2006	1,737,873	2,420,451	$1.37	$0.97
Exercisable at September 30, 2006		1,926,288	$1.27	$0.91
Aggregate Intrinsic value of vested options at September 30, 2006		$791,720

	Available for grant	Options Granted	Weighted average exercise price	Weighted average grant-date fair value
January 1, 2005	1,026,666	2,841,051	$0.99	$0.88
Granted	(179,750)	179,750	1.42	0.92
Exercised	—	(400,013)	0.42	0.26
Cancelled	208,187	(208,187)	1.63	1.18
September 30, 2005	1,055,103	2,412,601	$1.40	$1.00
Exercisable at September 30, 2005		1,674,134	$1.22	$0.86
Aggregate Intrinsic value of vested options at September 30, 2005		$370,533

	Outstanding				Exercisable
Range	Number of options	Weighted average exercise price	Aggregate intrinsic value at September 30, 2006	Remaining average contractual life in years	Number of options	Weighted average exercise price	Aggregate intrinsic value at September 30, 2006	Remaining average contractual life in years

$0.41 - $0.50	364,600	$0.41	$396,100	5.10	364,600	$0.41	$396,100	5.10
$0.63 - $0.80	226,250	$0.79	160,501	4.60	226,250	$0.79	160,501	4.60
$0.97 - $1.40	821,625	$1.18	261,939	4.67	745,591	$1.19	233,253	4.67
$1.45 - $1.84	566,000	$1.58	3,495	6.64	297,130	$1.59	1,866	6.64
$1.95 - $3.69	441,976	$2.54	—	6.23	292,717	$2.68	—	6.23

	2,420,451		$822,035		1,926,288		$791,720

Restricted Stock

In January 2005, 100,000 shares of restricted stock, with a grant-date fair value of $1.59 per share, were granted to the Company’s Chief Executive Officer under the 2003 Incentive Plan. In January 2006, an additional 150,000 shares of restricted stock, with a grant-date fair value of $1.19 per share, were granted under the 2003 Incentive Plan. In July 2006, an additional 48,528 shares of restricted stock, with a grant-date fair value of $1.49 per share, were granted under the 2003 Incentive Plan. These shares were calculated at fair value on the date of grant, and are being amortized over a vesting period of three years. Compensation expense related to these shares was $131,000 and $40,000 for the nine months ended September 30, 2006 and 2005, respectively, and $59,000 and $14,000 for the three months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, there was $226,000 of total unrecognized compensation cost related to the nonvested portion of these awards.

In January 2005, 25,000 shares of restricted stock, with a grant-date fair value of $1.59 per share, were granted to the Company’s Chief Financial Officer under the 2003 Incentive Plan. In January 2006, an additional 50,000 shares of restricted stock, with a grant-date fair value of $1.19 per share, were granted under the 2003 Incentive Plan. In July 2006, an additional 16,415 shares of restricted stock, with a grant-date fair value of $1.49 per share, were granted under the 2003 Incentive Plan. These shares were calculated at fair value on the date of grant, and are being amortized over a vesting period of three years. Compensation expense related to these shares was $40,000 and $10,000 for the nine months ended September 30, 2006 and 2005, respectively, and $19,000 and $4,000 for the three months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, there was $70,000 of total unrecognized compensation cost related to the nonvested portion of these awards.

During 2004, 100,000 shares of restricted stock, with a grant-date fair value of $2.55 per share, were granted to the Company’s Chief Operating Officer under the 2003 Incentive Plan. In July 2005, an additional 50,000 shares of restricted stock, with a grant-date fair value of $1.19 per share, were granted. In July 2006, an additional 206,203 shares of restricted stock, with a grant-date fair value of $1.49 per share, were granted under the 2003 Incentive Plan. These shares were calculated at fair value on the date of grant, and are being amortized over the vesting period of four years. Compensation expense related to these shares was $174,000 and $62,000 for the nine months ended September 30, 2006 and 2005, respectively, and $126,000 and $24,000 for the three months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, there was $279,000 of total unrecognized compensation cost related to the nonvested portion of these awards.

In July 2006, a total of 142,008 shares of restricted stock, with a grant-date fair value of $1.49 per share, were granted to the members of the Company’s Board of Directors and to two of the Company’s Senior Managing Directors under the 2003 Incentive Plan. These shares were calculated at fair value on the date of grant. The shares granted to the members of the Company’s Board of Directors are being amortized over the service period of one year. The shares granted to two of the Company’s Senior Managing Directors are being amortized over the vesting period of three years. Compensation expense related to these shares was $45,000 for the nine and three months ended September 30, 2006. As of September 30, 2006, there was $95,000 of total unrecognized compensation cost related to the nonvested portion of these awards.

In August 2006, 10,000 shares of restricted stock, with a grant-date fair value of $1.45 per share, were granted to the Company’s Founder under the 2003 Incentive Plan. These shares were calculated at fair value on the date of grant, and are being amortized over the service period of one year. Compensation expense related to these shares was $5,000 for the nine and three months ended September 30, 2006. As of September 30, 2006, there was $10,000 of total unrecognized compensation cost related to the nonvested portion of these awards.

Warrants

During July 2006, 289,089 warrants, previously issued during a private placement in 2003, were exercised at an exercise price of $1.47 per share. The Company received approximately $425,000 in proceeds from these exercises. Also in July 2006, 519,204 warrants expired without being exercised.

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

(in thousands)	Nine Months Ended September 30,
	2006	2005	$ Change	% Change
Revenues
On-Demand Business Research	$10,811	$11,890	$(1,079)	(9.07%)
Strategic Intelligence	3,793	3,032	761	25.10%
Custom Market Research	12,631	10,288	2,343	22.77%
Product Development Intelligence	7,436	6,338	1,098	17.32%
Revenues	$34,671	$31,548	$3,123	9.90%

Operating income
On-Demand Business Research	$987	$833	$154	18.49%
Strategic Intelligence	907	496	411	82.86%
Custom Market Research	1,859	967	892	92.24%
Product Development Intelligence	959	525	434	82.67%
Total segment operating income	4,712	2,821	1,891	67.03%
Corporate & other (1)	(3,429)	(2,290)	(1,139)	49.74%
Operating income	$1,283	$531	$752	141.62%

Income before income taxes (2)
On-Demand Business Research	$987	$833	$154	18.49%
Strategic Intelligence	912	499	413	82.77%
Custom Market Research	1,869	965	904	93.68%
Product Development Intelligence	957	523	434	82.98%
Total segment income before income taxes	4,725	2,820	1,905	67.55%
Corporate & other (1)	(3,264)	(2,617)	(647)	24.72%
Income before income taxes	$1,461	$203	$1,258	619.70%

(1) Represents the effect of direct costs and selling, general, and administrative expenses not attributable to a single segment.
(2) Excludes the impact of the cumulative effect of accounting change.

(in thousands)	Three Months Ended September 30,
	2006	2005	$ Change	% Change
Revenues
On-Demand Business Research	$3,411	$3,990	$(579)	(14.51%)
Strategic Intelligence	1,253	1,111	142	12.78%
Custom Market Research	4,267	4,202	65	1.55%
Product Development Intelligence	2,522	2,130	392	18.40%
Revenues	$11,453	$11,433	$20	0.17%

Operating income
On-Demand Business Research	$264	$459	$(195)	(42.48%)
Strategic Intelligence	302	75	227	302.67%
Custom Market Research	819	584	235	40.24%
Product Development Intelligence	291	161	130	80.75%
Total segment operating income	1,676	1,279	397	31.04%
Corporate & other (1)	(1,241)	(479)	(762)	159.08%
Operating income	$435	$800	$(365)	(45.63%)

Income before income taxes (2)
On-Demand Business Research	$264	$459	$(195)	(42.48%)
Strategic Intelligence	302	77	225	292.21%
Custom Market Research	821	583	238	40.82%
Product Development Intelligence	290	160	130	81.25%
Total segment income before income taxes	1,677	1,279	398	31.12%
Corporate & other (1)	(756)	(628)	(128)	20.38%
Income before income taxes	$921	$651	$270	41.47%

(1) Represents the effect of direct costs and selling, general, and administrative expenses not attributable to a single segment.
(2) Excludes the impact of the cumulative effect of accounting change.

K. Commitments and Contingencies

See Note O. “Acquisitions” for information regarding contingent payments related to the acquisitions of Atlantic and Signia.

L. Accrued Expenses

As of December 31, 2005, a balance of $154,000 remained accrued for charges under a severance plan approved by the Board of Directors. During the nine months ended September 30, 2006, the Company accrued an additional charge of $52,000. Payments totaling $158,000 were made to nine individuals during the nine months ended September 30, 2006. The remaining balance of $48,000 will be paid through December 2006.

As of September 30, 2006, the Company paid approximately $780,000 in cash, which was previously accrued, representing One Year Deferred Consideration (as defined in the respective purchase agreements) paid to the former owners of Atlantic and Signia. During September 2006, the Company paid $20,000 in cash related to previously accrued transaction fees. Also as of September 30, 2006, the Company issued 179,791 shares of its Common Stock, valued at $250,000 which had been previously accrued, to one of the former owners, representing the portion of the One Year Deferred Consideration to be paid in shares of unregistered Common Stock.

M. Deferred Compensation

The Company had a deferred compensation arrangement with Andrew Garvin, the founder and former President of the Company. In November 2003, Mr. Garvin announced his early retirement as of December 31, 2003. The Company revised the calculation of Mr. Garvin’s accrued deferred compensation to reflect his announced date of retirement. Accordingly, the present value of the obligation as of December 31, 2003 was approximately $243,000. This was to be paid over the contractual term of 10 years, which began in January 2004. On September 29, 2004, the Company and Mr. Garvin executed Amendment No. 1 to the Separation Agreement dated as of December 31, 2003 in order to restructure the timing and reduced amount of certain deferred compensation payments. The remaining balance of $125,000 was paid by March 31, 2006.

N. Supplemental Disclosure of Non-Cash Investing and Financing Activities

Non-cash investing activities:

In September 2006, the Company issued 179,791 shares of its Common Stock, valued at $250,000, representing the portion of One Year Deferred Consideration to be paid in shares of unregistered Common Stock to the former owner of Atlantic.

As of September 30, 2006, the Company has accrued approximately $6,000, which represents unpaid transaction costs related to the private placement of the Company’s Common Stock.

During the quarter ended September 30, 2005, the Company recorded a $168,000 addition to leasehold improvements for new carpet at one of its locations, which was paid for directly by its landlord. This was included as a component of deferred rent, and will be amortized to expense over the life of the lease.

As of September 30, 2005, the Company had accrued approximately $17,000, which represented unpaid transaction costs related to the acquisitions of Atlantic and Signia.

On April 1, 2005, the Company issued 500,157 shares of its Common Stock to the former owners of Atlantic and Signia as part of these acquisitions.

Non-cash financing activities:

During the nine months ended September 30, 2006, the Company recorded the cashless exercise of 5,250 options at prices ranging from $0.625 to $1.062, in exchange for 1,190 shares of common stock at prices ranging from $1.20 to $1.29.

During the nine months ended September 30, 2006 and 2005, the Company recorded preferred dividends of $51,000 and $30,000, respectively.

During the nine months ended September 30, 2005, the Company recorded the cashless exercise of 21,600 options at prices ranging from $0.50 to $1.062, in exchange for 9,513 shares of common stock at prices ranging from $1.30 to $1.54.

O. Acquisitions

Atlantic Research & Consulting

As discussed in the Company’s Annual Report on Form 10-K, on April 1, 2005, the Company acquired all of the capital stock of Atlantic Research & Consulting, Inc. as described in the Stock Purchase Agreement (the “Atlantic Purchase Agreement”) between the Company and Peter Hooper (“Hooper”), as the sole stockholder of Atlantic. The consideration for this acquisition consisted of $3,600,000 in cash paid at closing, 312,598 shares of common stock, and an aggregate of up to $2,250,000 in deferred consideration payable in cash over three years, which deferred payments are contingent upon Atlantic achieving certain prescribed amounts of EBITDA (as defined in the Atlantic Purchase Agreement). If EBITDA for the three-year period beginning on March 1, 2005 exceeds $3,300,000, Hooper will also receive additional deferred consideration equal to the amount of such excess multiplied by 0.50. As of September 30, 2006, the Company paid $500,000 in cash and issued 179,791 shares of unregistered Common Stock valued at $250,000, which represents the Year One Deferred Consideration (as defined in the purchase agreement) earned. During September 2006, the Company also paid $10,000 in cash related to previously accrued transaction fees.

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

Signia Partners

As discussed in the Company’s Annual Report on Form 10-K, on April 1, 2005, the Company acquired all of the capital stock of Signia Partners Incorporated as described in the Stock Purchase Agreement (the “Signia Purchase Agreement”) between the Company and Charles Douglas House (“House”), as the sole stockholder of Signia. The consideration for this acquisition consisted of approximately $3,400,000 in cash paid at closing (after taking into account certain closing adjustments), 187,559 shares of common stock, and an aggregate of up to $1,400,000 in deferred consideration payable in cash over three years, which deferred payments are contingent upon Signia achieving certain prescribed amounts of Adjusted EBITDA (as defined in the Signia Purchase Agreement). If aggregate Adjusted EBITDA for the three-year period beginning on February 1, 2005 exceeds $2,550,000, House will also receive additional deferred consideration equal to the amount of such excess multiplied by 0.25. As of September 30, 2006, the Company paid $280,000 in cash, which represents the One Year Deferred Consideration (as defined in the purchase agreement) earned. During September 2006, the Company also paid $10,000 in cash related to previously accrued transaction fees.

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

The following table sets forth the components of the purchase price for the Atlantic and Signia acquisitions:

	Atlantic	Signia	Total
Cash paid (including transaction costs, net of cash acquired)	$4,223,000	$3,952,000	$8,175,000
Common stock issued to sellers	752,000	301,000	1,053,000
Total purchase consideration	$4,975,000	$4,253,000	$9,228,000

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

Amortizable intangible assets, which generally include customer lists, are amortized over a period of seven years. Amortization of intangible assets was $263,000 and $88,000 for the nine and three months ended September 30, 2006, respectively, and was $209,000 and $88,000 for the nine and three months ended September 30, 2005, respectively.

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

Pro forma nine months ended September 30, 2005
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

Results of Operations - Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The following represents the Company’s analysis of its results of operations for the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005.

(in thousands)	Nine Months Ended September 30,
	2006	2005	$ Change	% Change
Revenues
On-Demand Business Research	$10,811	$11,890	$(1,079)	(9.07%)
Strategic Intelligence	3,793	3,032	761	25.10%
Custom Market Research	12,631	10,288	2,343	22.77%
Product Development Intelligence	7,436	6,338	1,098	17.32%
Revenues	$34,671	$31,548	$3,123	9.90%

Direct costs	$20,791	$19,120	$1,671	8.74%

Selling, general and administrative expenses	$12,597	$11,897	$700	5.88%

Other income	$652	$29	$623	2,148.28%

Interest expense	$(453)	$(259)	$(194)	(74.90%)

Income tax provision	$(449)	$(274)	$(175)	(63.87%)

Net income (loss) attributable to common shareholders	$1,057	$(101)	$1,158	1,146.53%

Revenues

Revenues increased by $3,123,000, or 9.9%, from $31,548,000 for the nine months ended September 30, 2005 to $34,671,000 for the nine months ended September 30, 2006. See below for more details regarding this increase.

On-Demand Business Research

On-Demand Business Research revenues, which result from annual subscription contracts, decreased by $1,079,000, or 9.1%, from $11,890,000 for the nine months ended September 30, 2005 to $10,811,000 for the nine months ended September 30, 2006. The decrease was a result of customer cancellations that were not sufficiently offset by the sale of new customer accounts. We believe that our failure to generate sufficient new sales to offset client cancellations resulted primarily from our significant reduction in 2005 of the direct sales force responsible for selling new subscriptions, as well as from the perception among certain customers and prospects that they can satisfy their day-to-day research needs internally through the use of the internet.

Strategic Intelligence

Strategic Intelligence revenues increased by $761,000, or 25.1%, from $3,032,000 for the nine months ended September 30, 2005 to $3,793,000 for the nine months ended September 30, 2006. This increase was primarily due to the acquisition of Signia on April 1, 2005 and the subsequent integration of Signia’s operations and financial results into this business segment.

Custom Market Research

Custom Market Research revenues increased by $2,343,000, or 22.8%, from $10,288,000 for the nine months ended September 30, 2005 to $12,631,000 for the nine months ended September 30, 2006. This increase was primarily due to the acquisition of Atlantic on April 1, 2005 with $5,486,000 and $3,105,000 of revenues from Atlantic for the nine months ended September 30, 2006 and 2005, respectively, partially offset by a net decrease in revenue of $38,000 at the Company’s Guideline Research business. The net revenue decrease at Guideline Research resulted primarily from decreased revenue from the consumer packaged goods practice due to employee attrition and fewer projects, partially offset by an increase in business from existing clients primarily in the pharmaceutical sector and new clients.

Product Development Intelligence

Product Development Intelligence revenues increased by $1,098,000, or 17.3%, from $6,338,000 for the nine months ended September 30, 2005 to $7,436,000 for the nine months ended September 30, 2006. This was primarily the result of the introduction in January 2005 of a new Litigation Support business, which provides customers with access to subject-matter experts to support customer litigation activities, as well as an increase in in-depth consulting engagements. Also, unused subscription account funds that were recognized into revenue as the contracts expired increased in 2006.

Direct costs

Direct costs, which are those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases, increased by $1,671,000, or 8.7%, from $19,120,000 for the nine months ended September 30, 2005 to $20,791,000 for the nine months ended September 30, 2006. Direct costs represented 59.97% and 60.61% of revenues for the nine months ended September 30, 2006 and 2005, respectively. The increase in total direct costs was primarily the result of the acquisitions of Atlantic and Signia (total direct costs for Atlantic and Signia were $5,554,000 for the nine months ended September 30, 2006 and $3,555,000 for the nine months ended September 30, 2005). Exclusive of Atlantic and Signia, direct costs decreased by $328,000, from $15,565,000 for the nine months ended September 30, 2005 to $15,237,000 for the nine months ended September 30, 2006. This decrease was primarily a result of a decrease in external costs of sales related to fulfillment, including the cost paid to content providers, of $394,000 and a decrease in depreciation and amortization of $138,000, partially offset by an increase in direct labor, including stock compensation expense, of $225,000.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $700,000, or 5.9%, from $11,897,000, or 37.7% of revenue, for the nine months ended September 30, 2005 to $12,597,000, or 36.3% of revenue for the nine months ended September 30, 2006. Total selling, general and administrative expenses for Atlantic and Signia were $1,893,000 for the nine months ended September 30, 2006 and $1,199,000 for the nine months ended September 30, 2005. Exclusive of Atlantic and Signia, selling, general and administrative expenses increased by $6,000, from $10,698,000 for the nine months ended September 30, 2005 to $10,704,000 for the nine months ended September 30, 2006. This increase was due primarily to a general increases in such areas as rent expense, moving expenses, costs associated with the Company’s name change to Guideline, Inc. and depreciation and amortization partially offset by a decrease in severance costs of $631,000.

Other income

In August 2006, the Company received approximately $626,000, representing its share of the initial distribution of proceeds from the sale of Strategic Research Institute LLC (“SRI”). There is the possibility that future proceeds may be received from funds held in escrow reserved for possible claims against the seller’s representations and warranties. The Company cannot determine at this time whether such proceeds will be received or what amount they could be. The Company had a 9.1% interest in SRI, and it shared in profits of SRI, but did not share in losses. SRI is a business conference and event company.

Interest expense

Interest expense increased by $194,000 from $259,000 for the nine months ended September 30, 2005 to $453,000 for the nine months ended September 30, 2006. The increase was related to the new credit facility with Fleet National Bank, a Bank of America company, entered into in March 2005. The increase was also related to the Company’s increased borrowings under the Revolving Facility. There was $1,000,000 outstanding under the Revolving Facility at September 30, 2006, while there were no borrowings under the Revolving Facility at September 30, 2005. (See Note G. to the Condensed Consolidated Financial Statements, included elsewhere in this Form 10-Q, for more information regarding this credit facility).

Income Taxes

The $449,000 income tax provision for the nine months ended September 30, 2006 and the $274,000 income tax provision for the nine months ended September 30, 2005, represent 31% and 135%, respectively, of the income before provision for income taxes. The difference between these rates and the statutory rate primarily relates to expenses that are not deductible for income tax purposes and reflects the benefit taken and release of valuation allowance of $442,000 related to federal, state and local income taxes, as a result of available net operating loss carryforwards, during the nine months ended September 30, 2006.

Net Income (Loss) Attributable to Common Shareholders

Net income attributable to common shareholders for the nine months ended September 30, 2006 was $1,057,000, as compared to a net loss attributable to common shareholders for the nine months ended September 30, 2005 of $(101,000). Included in net income in 2006 was the cumulative effect of accounting change of $96,000 in conjunction with the adoption of SFAS 123(R), and the $626,000 of proceeds received from SRI.

Results of Operations - Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The following represents the Company’s analysis of its results of operations for the three months ended September 30, 2006 as compared with the three months ended September 30, 2005.

(in thousands)	Three Months Ended September 30,
	2006	2005	$ Change	% Change
Revenues
On-Demand Business Research	$3,411	$3,990	$(579)	(14.51%)
Strategic Intelligence	1,253	1,111	142	12.78%
Custom Market Research	4,267	4,202	65	1.55%
Product Development Intelligence	2,522	2,130	392	18.40%
Revenues	$11,453	$11,433	$20	0.17%

Direct costs	$6,793	$7,208	$(415)	(5.76%)

Selling, general and administrative expenses	$4,225	$3,425	$800	23.36%

Other income	$629	$4	$625	15,625.00%

Interest expense	$(142)	$(144)	$(2)	(1.39%)

Income tax provision	$(401)	$(206)	$195	94.66%

Net income attributable to common shareholders	$489	$435	$54	12.41%

Revenues

Revenues increased by $20,000, or 0.2%, from $11,433,000 for the three months ended September 30, 2005 to $11,453,000 for the three months ended September 30, 2006. See below for more details regarding this increase.

On-Demand Business Research

On-Demand Business Research revenues, which result from annual subscription contracts, decreased by $579,000, or 14.5%, from $3,990,000 for the three months ended September 30, 2005 to $3,411,000 for the three months ended September 30, 2006. The decrease was a result of customer cancellations that were not sufficiently offset by the sale of new customer accounts. We believe that our failure to generate sufficient new sales to offset client cancellations resulted primarily from our significant reduction in 2005 of the direct sales force responsible for selling new subscriptions, as well as from the perception among certain customers and prospects that they can satisfy their day-to-day research needs internally through the use of the internet.

Strategic Intelligence

Strategic Intelligence revenues increased by $142,000, or 13.0%, from $1,111,000 for the three months ended September 30, 2005 to $1,253,000 for the three months ended September 30, 2006. This increase was primarily due to an increase in the number of projects booked, from both existing clients as well as new clients, in the third quarter of 2006 versus the third quarter of 2005, including a large project fulfilled for a global financial services client.

Custom Market Research

Custom Market Research revenues increased by $65,000, or 1.6%, from $4,202,000 for the three months ended September 30, 2005 to $4,267,000 for the three months ended September 30, 2006. This increase was primarily due to an increased volume of projects, especially from existing pharmaceutical clients and a global financial services client, as well as a recent initiative to increase pricing on new projects. This increase was partially offset by a decrease in the consumer packaged goods practice due to employee attrition and fewer projects.

Product Development Intelligence

Product Development Intelligence revenues increased by $392,000, or 18.4%, from $2,130,000 for the three months ended September 30, 2005 to $2,522,000 for the three months ended September 30, 2006. This was primarily the result of the introduction in January 2005 of a new Litigation Support business, which provides customers with access to subject-matter experts to support customer litigation activities, as well as an increase in in-depth consulting engagements.

Direct costs

Direct costs, which are those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases, decreased by $415,000, or 5.8%, from $7,208,000 for the three months ended September 30, 2005 to $6,793,000 for the three months ended September 30 2006. Direct costs represented 59.3% and 63.0% of revenues for the three months ended September 30, 2006 and 2005, respectively. This decrease was primarily a result of a decrease in external costs of sales related to fulfillment, including the cost paid to content providers, of $300,000 and a decrease in depreciation and amortization of $91,000, partially offset by an increase in direct labor of $112,000.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $800,000, or 23.4%, from $3,425,000, or 30.0% of revenue, for the three months ended September 30, 2005 to $4,225,000, or 36.9% of revenue, for the three months ended September 30, 2006. This increase was due primarily to an increase in indirect labor of $534,000. The increase in indirect labor was primarily the result of an increase of $182,000 due to the establishment of a corporate-wide sales force and an increase of $202,000 in stock compensation expense as a result of grants of options and restricted stock to the Board of Directors and certain members of management. Non-labor selling, general and administrative expenses increased as a result of an increase in depreciation and amortization of $124,000 and an increase in rent expense of $80,000, partially offset by general decreases in such areas as insurance, professional fees and advertising.

Other income

In August 2006, the Company received approximately $626,000, representing its share of the initial distribution of proceeds from the sale of Strategic Research Institute LLC (“SRI”). There is the possibility that future proceeds may be received from funds held in escrow reserved for possible claims against the seller’s representations and warranties. The Company cannot determine at this time whether such proceeds will be received or what amount they could be. The Company had a 9.1% interest in SRI, and it shared in profits of SRI, but did not share in losses. SRI is a business conference and event company.

Interest expense

Interest expense decreased by $2,000 from $144,000 for the three months ended September 30, 2005 to $142,000 for the three months ended September 30, 2006. See Note G. to the Condensed Consolidated Financial Statements, included elsewhere in this Form 10-Q, for more information regarding this credit facility.

Income Taxes

The $401,000 income tax provision for the three months ended September 30, 2006 and the $206,000 income tax provision for the three months ended September 30, 2005, represent 44% and 32% of the net income before provision for income taxes, respectively. The difference between these rates and the statutory rate primarily relates to expenses that are not deductible for income tax purposes and reflects the benefit taken and release of valuation allowance of $169,000 related to federal, state and local income taxes, as a result of available net operating loss carryforwards, during the three months ended September 30, 2006.

Net Income Attributable to Common Shareholders

Net income attributable to common shareholders for the three months ended September 30, 2006 was $489,000, as compared to net income attributable to common shareholders for the three months ended September 30, 2005 of $435,000. Included in net income in the third quarter of 2006 was proceeds of $626,000 received from SRI.

New Accounting Principles

In December 2004, the FASB issued the revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS 123 (R)”), which the Company adopted on January 1, 2006. SFAS 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the requisite service period, generally as the award vests. As a result of adopting SFAS 123(R), the Company recognized an after-tax gain of $96,000 ($96,000 pre-tax), with an impact on basic and diluted earnings per share of $0.00, as the cumulative effect of a change in accounting principle attributable to the requirement to estimate forfeitures at the grant date instead of recognizing them as incurred. The adoption of SFAS 123(R) did not otherwise have a material effect on the 2006 consolidated financial statements for the nine months ended September 30, 2006 and is not expected to otherwise have a material effect on the consolidated financial statements for the year ending December 31, 2006.

The FASB issued SFAS Statement No. 157 ("SFAS No. 157"), “Fair Value Measurements” in September 2006. This standard provides guidance on how to measure fair value where it is permitted or required under other accounting pronouncements. SFAS No. 157 also requires additional disclosures about fair value measurements. The Company will adopt SFAS No. 157 on January 1, 2008, and is currently assessing the impact of this standard.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB No. 108 are effective for the Company for the year ending December 31, 2006. The adoption of SAB No. 108 is not expected to have a material impact on the Company’s financial statements.

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

Revenue Recognition

Approximately 40% of the Company’s revenues for the nine months ended September 30, 2006 were derived from subscription contracts with customers, including approximately 96% of the revenues of the On-Demand business segment and approximately 55% of the revenues of the Product Development Intelligence business segment. The remaining 60% of the Company’s revenues for the nine months ended September 30, 2006 consisted of market research projects, in-depth research projects and outsourced information services.

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

Intangible Assets, including customer relationships, trademarks and other intangible assets are amortized over their estimated useful lives unless they are deemed to have indefinite useful lives. Upon the adoption of SFAS 142, intangible assets deemed to have indefinite useful lives, such as trade names, are not amortized and are subject to annual impairment tests on July 1st. An impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. For other intangible assets subject to amortization, an impairment is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. Amortizable intangibles are tested for impairment if a triggering event occurs.

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

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from retainer accounts (including prepaid retainer fees from clients) and borrowings. Cash balances were $2,015,000 and $2,697,000 at September 30, 2006 and December 31, 2005, respectively. Our working capital surplus position (current assets less current liabilities) at September 30, 2006 was $1,044,000 as compared to $281,000 at December 31, 2005. Included in current liabilities is unearned retainer income of $4,682,000 as of September 30, 2006 and $4,311,000 as of December 31, 2005. Such amounts reflect amounts billed, but not yet earned.

Cash of $2,270,000 and $1,524,000 was provided by operating activities during the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006, operating cash was provided primarily by depreciation and amortization of $1,115,000, share-based payments of $670,000, unearned retainer income of $371,000, deferred income taxes of $449,000 and a $21,000 fair value adjustment to the Tigo Search written option, partially offset by the $96,000 cumulative effect of accounting change related to the adoption of SFAS No. 123(R), an increase in accounts receivable of $933,000, a decrease in accounts payable and accrued expenses of $326,000, equity loss on investment of $14,000 related to the Company’s share of Tigo Search’s loss and cash used for other general operating purposes. Receivables and unearned revenue are increasing as a result of increased profitability and the volume of projects that have commenced, driving cash provided by operations. During the nine months ended September 30, 2005, operating cash was provided primarily by depreciation and amortization of $905,000, a decrease in prepaid expenses and other current assets of $527,000, an increase in accounts payable and accrued expenses of $345,000 and unearned retainer income of $172,000 partially offset by an increase in accounts receivable of $780,000 and cash used for other general operating purposes. Adjustments to reconcile net loss to net cash provided by operating activities for the nine months ended September 30, 2005 were also impacted by the acquisitions of Atlantic and Signia.

Cash used in investing activities was $(1,542,000) and $(9,843,000) in the nine-month periods ended September 30, 2006 and 2005, respectively. In 2006 the primary use of cash was related to One Year Deferred Consideration of $500,000 paid to the former owner of Atlantic, One Year Deferred Consideration of $280,000 paid to the former owner of Signia, capital expenditures for computer hardware upgrades and leasehold improvements of $642,000, and an investment in non-marketable securities of $100,000. In 2005, the primary use of cash was related to the purchase of Atlantic of $3,686,000, the purchase of Signia of $3,636,000, the payment of deferred consideration related to the purchase of Guideline Research of $2,160,000 and capital expenditures for computer hardware upgrades and leasehold improvements of $361,000. During 2006 the Company expects to spend approximately $875,000 for capital items, which will relate primarily to computer hardware and software upgrades and for leasehold improvements.

Cash of $(1,410,000) was used for financing activities during the nine months ended September 30, 2006 and cash of $4,377,000 was provided by financing activities during the nine months ended September 30, 2005. In 2006, the most significant item was the repayment of notes payable of $3,253,000, including the pay-down of $2,500,000 on the senior secured revolving credit facility (“Revolving Facility”), offset by additional borrowings under the Revolving Facility of $1,500,000 and the proceeds from the exercise of warrants of $425,000. In 2005, the most significant items were borrowings under notes payable of $6,500,000 upon the closing of a new senior credit facility, proceeds from the exercise of stock options of $146,000 and proceeds from satisfaction of employee loan of $50,000, partially offset by repayment of notes payable of $2,225,000 and payments under capital leases of $72,000.

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

As of September 30, 2006, $3,375,000 remains outstanding under the Term Facility. As of September 30, 2006, $1,000,000 remains outstanding under the Revolving Facility. Accrued but unpaid interest related to the Term and Revolving Facilities was approximately $29,000 as of September 30, 2006. The Term Facility bears interest at LIBOR plus 3%, which was 8.36% at September 30, 2006 based on the two-month LIBOR contract in effect at that time. The Revolving Facility bears interest at LIBOR plus 2.75%. The Company had two separate LIBOR contracts in effect at September 30, 2006 related to the Revolving Facility, a one-month contact for $500,000 at 8.08% and a two-month contract for $500,000 at 8.11%. Interest expense related to the Term Facility was $222,000 and $73,000 for the nine and three months ended September 30, 2006, respectively. Interest expense related to the Revolving Facility was $88,000 and $23,000 for the nine and three months ended September 30, 2006, respectively. During 2005, the Company incurred $760,000 in closing and other transaction costs related to the Senior Secured Facilities, which are amortized to interest expense over the duration of the Term Facility. Amortization of deferred financing fees was $114,000 and $38,000 for the nine and three months ended September 30, 2006, and is included in interest expense.

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

The Company is in compliance with all of its loan covenants as of September 30, 2006.

In November 2005, the Company entered into a loan agreement with a vendor for the purchase of a customer relationship management system. The loan agreement is for $343,957 plus interest at a rate of 9% per annum, to be paid over a 36-month period, in monthly installments of $10,938, with the first payment due in January 2006. As of September 30, 2006, the outstanding balance on this note was $266,000.

We believe that our cash and cash equivalents on hand, cash generated from operations and collections of our accounts receivable, and the availability of the Revolving Facility with the Lender, will be sufficient to fund our operations for the foreseeable future.

Other Commitments and Contingencies

The following table includes aggregate information about our contractual obligations as of September 30, 2006 and the periods in which payments are due.

	As of September 30, 2006
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Notes payable (1)	$4,641,000	$2,005,000	$1,961,000	$675,000	$—
Non-cancelable operating lease commitments	8,582,000	1,504,000	2,831,000	2,471,000	1,776,000
Capital lease commitments	66,000	66,000	—	—	—
Deferred compensation and other	8,000	8,000	—	—	—
	$13,297,000	$3,583,000	$4,792,000	$3,146,000	$1,776,000

(1)Interest to be paid has been excluded from notes payable since the Company has variable interest contracts with its lender. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” elsewhere in this Form 10-Q for additional information regarding these interest contracts.

See Note O “Acquisitions” to the Company’s financial statements included elsewhere in this Form 10-Q for information regarding contingent payments related to the acquisitions of Atlantic and Signia.

Acquisitions

Atlantic Consulting & Research

On April 1, 2005, the Company acquired all of the capital stock of Atlantic Research & Consulting, Inc. as described in the Stock Purchase Agreement (the “Atlantic Purchase Agreement”) between the Company and Peter Hooper (“Hooper”), as the sole stockholder of Atlantic. The consideration for this acquisition consisted of $3,600,000 in cash paid at closing, 312,598 shares of common stock, and an aggregate of up to $2,250,000 in deferred consideration payable in cash over three years, which deferred payments are contingent upon Atlantic achieving certain prescribed amounts of EBITDA (as defined in the Atlantic Purchase Agreement). If EBITDA for the three-year period beginning on May 1, 2005 exceeds $3,300,000, Hooper will also receive additional deferred consideration equal to the amount of such excess multiplied by 0.50. As of September 30, 2006, the Company paid $500,000 in cash and issued 179,971 shares of unregistered Common Stock valued at $250,000, which represents the Year One Deferred Consideration (as defined in the purchase agreement) earned. During September 2006, the Company also paid $10,000 in cash related to previously accrued transaction fees.

For more information regarding the acquisition of Atlantic, please see Note O “Acquisitions” to the financial statements included elsewhere in this Form 10-Q.

Signia Partners

On April 1, 2005, the Company acquired all of the capital stock of Signia Partners Incorporated as described in the Stock Purchase Agreement (the “Signia Purchase Agreement”) between the Company and Charles Douglas House (“House”), as the sole stockholder of Signia. The consideration for this acquisition consisted of approximately $3,400,000 in cash paid at closing (after taking into account certain closing adjustments), 187,559 shares of common stock, and an aggregate of up to $1,400,000 in deferred consideration payable in cash over three years, which deferred payments are contingent upon Signia achieving certain prescribed amounts of Adjusted EBITDA (as defined in the Signia Purchase Agreement). If aggregate Adjusted EBITDA for the three-year period beginning on February 1, 2005 exceeds $2,550,000, House will also receive additional deferred consideration equal to the amount of such excess multiplied by 0.25. As of September 30, 2006, the Company paid $280,000 in cash, which represents the One Year Deferred Consideration (as defined in the purchase agreement) earned. During September 2006, the Company also paid $10,000 in cash related to previously accrued transaction fees.

For more information regarding the acquisition of Signia, please see Note O “Acquisitions” to the financial statements included elsewhere in this Form 10-Q.

The following table sets forth the components of the purchase price for the Atlantic and Signia acquisitions:

	Atlantic	Signia	Total
Cash paid (including transaction costs, net of cash acquired)	$4,223,000	$3,952,000	$8,175,000
Common stock issued to sellers	752,000	301,000	1,053,000
Total purchase consideration	$4,975,000	$4,253,000	$9,228,000

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

Amortizable intangible assets, which generally include customer lists, are amortized over a period of 7 years. Amortization of intangible assets was $263,000 and $88,000 for the nine and three months ended September 30, 2006, respectively, and was $209,000 and $88,000 for the nine and three months ended September 30, 2005, respectively.

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

Pro forma nine months ended September 30, 2005
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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company maintains the Term Facility and Revolving Facility, which are for non-trading purposes, and any future borrowings thereunder would increase our exposure to market risk. An immediate change of one percent in the interest rate would cause a change in interest expense of approximately $44,000 for the fiscal year ended December 31, 2006. The Term Facility bears interest at LIBOR plus 3.00% (8.36% at September 30, 2006 based on the contract in effect at that time). The Revolving Facility bears interest at LIBOR plus 2.75% (8.08% on $500,000 principal balance and 8.11% on $500,000 principal balance at September 30, 2006 based on two separate contracts in effect at that time). Our objective in maintaining the Revolving Facility is the ability to obtain funding that provides flexibility regarding early repayment without penalties, and that has a lower overall cost as compared with fixed-rate borrowings. Management does not believe that the risk inherent in the variable-rate nature of the Term and Revolving Facilities would have a material adverse effect on the Company if interest rates accrued on such borrowings were to increase. However, no assurance can be given that such a risk will not have a material adverse effect on the Company.

There has been no material change in our assessment of our sensitivity to market risk as of September 30, 2006, as compared to the information included in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 30, 2006.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the period covered by this report. The Company has excluded from its assessment of and conclusions on the effectiveness of internal controls over financial reporting Atlantic’s and Signia’s internal controls over financial reporting for fiscal year 2005.

PART II.
OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 1, 2005, the Company acquired all of the capital stock of Atlantic Research & Consulting, Inc. as described in the Stock Purchase Agreement (the “Atlantic Purchase Agreement”) between the Company and Peter Hooper (“Hooper”), as the sole stockholder of Atlantic. Between July 1, 2006 and September 30, 2006, the Company issued 179,791 shares of unregistered Common Stock valued at $250,000, which represents a portion of the Year One Deferred Consideration (as defined in the Atlantic Purchase agreement) earned by Hooper. The issuance of these shares of Common Stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D of the rules and regulations promulgated thereunder, as a transaction by an issuer not involving a public offering. The shares were restricted as to transfers and appropriate legends were affixed to the certificates representing the shares.

During July 2006, 289,089 warrants, previously issued during a private placement in 2003, were exercised at an exercise price of $1.47 per share. The Company received approximately $425,000 in proceeds from these exercises. The issuance of these shares of Common Stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D of the rules and regulations promulgated thereunder, as a transaction by an issuer not involving a public offering. The shares were restricted as to transfers and appropriate legends were affixed to the certificates representing the shares.

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

GUIDELINE, INC. (REGISTRANT)

Date: November 14, 2006	By:	/s/ David Walke
David Walke Chief Executive Officer

Date: November 14, 2006	By:	/s/ Peter Stone
Peter Stone Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit	Description

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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