Form 10-K
period 2006-12-31
Guideline, Inc.
filed 2007-04-17
CIK 801338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Registrant's telephone number, including area code: (212) 645-4500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of class:	Name of each exchange on which registered: None
Common Stock, par value $.0001 per share	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

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

As of June 30, 2006, the aggregate market value of the voting common stock held by non-affiliates of the registrant was $17,637,345 based on the average bid and ask price per share of the common stock on the OTC Bulletin Board on June 30, 2006, which was $1.38 per share.

All (i) executive officers and directors of the registrant and (ii) all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock who hold 10% or more of the registrant’s outstanding common stock, have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

There were 20,954,034 shares outstanding of the registrant’s common stock, par value $.0001 per share, as of April 9, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders, which is anticipated to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days following the end of the Company’s fiscal year ended December 31, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GUIDELINE, INC.

PART I

Item 1. Business

BUSINESS OVERVIEW

GUIDELINE, INC. and its wholly-owned subsidiaries (collectively, "Guideline" or the "Company" which may be also referred to in this report as “we”, “us” or “our”) is a single-source provider of customized business research and analysis. Through our end-to-end continuum of On-Demand Business Research, Custom Market Research, Strategic Intelligence and Product Development Intelligence, our research analysts create integrated solutions that enable clients to make informed decisions to address their critical business needs. We specialize in nearly all major industries, including healthcare and pharmaceuticals, financial services, advertising and professional services, industrial, consumer and retail, food and beverage, media and entertainment and chemicals. In many cases, we function as our customers’ primary information and business intelligence resource on an outsourced basis, especially among the growing universe of companies that have downsized their internal research staffs and information resources. In other cases, we serve as a reliable supplemental resource to customers’ internal capabilities.

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

We sell research and consulting services to approximately 1,500 corporate customers annually, approximately 1,000 of which subscribe under recurring revenue contracts generally averaging twelve months in length. We currently perform approximately 30,000 individual research assignments annually for our customers.

We are organized into four business segments:

•
ON-DEMAND BUSINESS RESEARCH offers on-demand access to a dedicated research team that quickly provides the insights and knowledge customers need related to competitors, markets, technology and new opportunities. Customers pay a fixed monthly, quarterly, semi-annual or annual subscription fee for the right to access our in-house consulting staff on a continuous and as-needed basis to answer short custom research requests on virtually any business-related topic. This service enables customers to satisfy their day-to-day business information needs on an outsourced basis, which is generally more effective and less expensive than performing the work in-house.

•
STRATEGIC INTELLIGENCE provides insightful primary intelligence, legally obtained from unpublished sources, industry experts, market watchers and market participants who know the companies you want to understand. Customers are billed according to the agreed upon terms of each project.

•
CUSTOM MARKET RESEARCH provides in-depth custom quantitative and qualitative research and analysis through advanced techniques including surveys, focus groups, in-depth interviewing and mystery shopping, both domestically and internationally. Customers are billed according to the agreed upon terms of each project.

•
PRODUCT DEVELOPMENT INTELLIGENCE (“PDI”) provides analysis and expert advice in conceiving, developing and commercializing new products and processes in a wide range of industries, including chemicals, consumer products, healthcare and industrial. For subscription customers, billing is similar to ON-DEMAND above, and for projects, billing is similar to STRATEGIC INTELLIGENCE and CUSTOM MARKET RESEARCH above.

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

The research resources we use to service our customers’ needs include our in-house staff of 151 full time researchers and consultants, access to approximately 1,500 computer databases and subscription-paid websites, 5,200 internal information files, 4,300 books and reference works, 800 periodicals and trade journals, and our internal database of over 500,000 previously completed research assignments. In addition, through our licensing agreement with SVP, we have access to approximately 1,000 additional SVP research personnel worldwide, and access to approximately 10,000 outside consultants as part of our Expert Network.

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

In terms of size, the total available market for our services is very large. The U.S. market for market research alone is over $7 billion (as per Euromonitor International, Market Research in the USA), and the markets for our other research and intelligence services are also significant. While large overall, these markets are fragmented, with even the largest participants not maintaining dominant market shares. For example, we believe that our On-Demand Business Research segment is one of the largest on-demand research companies in the U.S., while our Custom Market Research segment is among the top fifty custom market research firms in the U.S.

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

•
Maintain and Enhance Subscription Model. We believe that our subscription model, which accounted for approximately 44% of our revenues in 2006, is one of the keys to our financial and operating success. It produces a predictable, recurring revenue stream, as well as a close, ongoing relationship with the customer. Through recent acquisitions, as well as through internal product development efforts, we now have additional products and services that can be incorporated into our subscription service offerings to make them more unique, enhance their value and increase their price point.

•
Cross-Sell Services to our Customer Base. We believe that our recent acquisitions have created cross-selling opportunities. For example, approximately 369 individual users of our On-Demand Business Research service have the words “Market Research” in their titles, representing prime cross-selling candidates for our custom market research and strategic intelligence services. Also, our primary relationships within our 782 On-Demand Business Research clients are typically with sales and marketing departments, providing significant cross-selling opportunities for Teltech, which specializes in services for technical departments such as R&D, Product Development and Engineering.

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

•
Leverage Existing Assets to Create New Products and Services. We derive most of our revenues from custom research and consulting services provided for the one-time use of individual customers. We believe there are opportunities to leverage our database of over 500,000 previously completed research assignments, our current volume of approximately 30,000 research assignments annually, and our 151 in-house research and consulting staff to produce and sell products such as syndicated research and multi-client studies at very little incremental cost.

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

At December 31, 2006, we had 844 On-Demand Business Research subscription customers, a 13.2% decrease from December 31, 2005, and 6,722 holders of the Membership Card, a 12.6% decrease from December 31, 2005. In addition, the average annual On-Demand Business Research retainer subscription rate at December 31, 2006 was $15,048, a 15.0% increase from December 31, 2005. The dramatic change in On-Demand Business Research’s share of total revenues resulted from the acquisitions of Guideline Research, Teltech, Atlantic and Signia in addition to a decrease in the On-Demand Business Research subscription base.

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

CUSTOM MARKET RESEARCH

Our Custom Market Research segment provides in-depth custom quantitative and qualitative research and analysis through advanced techniques including surveys, focus groups, in-depth interviewing and mystery shopping, both domestically and internationally. Custom market research studies have an average selling price of over $30,000, and are typically custom-designed for, and proprietary to, each individual client. All projects in this segment are quoted in advance and billed separately.

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

Outsourced Information Centers and Information Portals. We also have long term contracts with nine corporate customers pursuant to which we serve as the outsourced information center for those customers. In these arrangements, we typically build and operate an online information portal which serves as the virtual library for these customers. These portals are private labeled with the customers’ own names and logos, but typically contain the notation “Powered by Guideline”. These tend to be large contracts, averaging over $300,000 per agreement in 2006.

Product Development Intelligence utilizes multiple contract forms and pricing arrangements to sell its services, including annual subscription contracts, long-term outsourcing contracts and per-transaction engagements. In 2006, approximately 47% of revenues resulted from annual subscription clients, 6% resulted from long-term outsourcing contracts and 47% resulted from transaction engagements.

SALES AND MARKETING

Our primary sales and marketing goals are to retain our subscription client bases, and to grow our project businesses through sales to new customers and cross-sales to existing customers at each of our business segments. Our sales and marketing techniques include direct sales through a four person direct sales force, telemarketing, public relations, direct mail, email, conference exhibits, sales promotion activities and our web site. We also maintain a sophisticated lead management system which captures new leads generated, forwards them to the appropriate people, tracks them during subsequent follow-up, and provides detailed reports. We also maintain a staff of account development managers, whose primary function is to interact regularly with our research professionals and clients to ensure customer satisfaction and promote our other products and services. The additional involvement of On-Demand Business Research professionals as relationship managers further enhances our client relationships, and provides us with an additional avenue to cross-sell our other products and services.

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

-
one of the country’s largest private business libraries with access to approximately 1,500 computer databases and subscription-paid websites, 5,200 internal information files, 4,300 books and reference works, 800 periodicals and trade journals, and our internal database of over 500,000 past completed research assignments.

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

EMPLOYEES

As of December 31, 2006, we had 239 full-time employees, including 22 marketing and sales employees, 151 consultants and research analysts and 66 administrative and general personnel. Our ability to develop, market and sell our services and to establish and maintain our competitive position will depend, in part, on our ability to attract and retain qualified personnel. While we believe that we have been successful to date in attracting such personnel, there can be no assurance that we will continue to do so in the future. We are not a party to any collective bargaining agreements with our employees. We consider our relations with our employees to be good.

Our corporate headquarters are located at 625 Avenue of the Americas, New York, New York 10011, and the telephone number is (212) 645-4500. Our Code of Ethics for senior executives and financial officers is posted on our website www.guideline.com. We make available free of charge through our website, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the proxy statement for our annual meeting of shareholders, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Information on our website does not constitute part of this filing on Form 10-K.

Materials we file with the Securities and Exchange Commission may be read and copied at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Securities and Exchange Commission's Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission also maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at www.sec.gov.

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

On March 31, 2005, we entered into a new senior secured credit facility pursuant to the Credit Agreement, dated as of March 31, 2005 (the “Credit Agreement”), between the Company and Fleet National Bank, a Bank of America company, as lender. The Credit Agreement establishes a commitment by the lender to provide us with up to $9,000,000 in the aggregate of loans and other financial accommodations consisting of a senior secured term loan facility in an aggregate principal amount of $4,500,000 and a senior secured revolving credit facility in an aggregate principal amount of up to $4,500,000. On April 1, 2005, the full amount of our term facility was drawn in a single drawing and applied, among other things, to consummate the acquisition of Atlantic Research & Consulting, Inc., consummate the acquisition of Signia Partners Incorporated, and pay transaction-related costs and expenses. As of December 31, 2006, $3,150,000 remains outstanding under our senior secured term loan facility and $1,000,000 has been drawn and remains outstanding under our senior secured revolving credit facility.

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

In addition, our senior credit facility requires us to meet certain financial covenants. From time to time we have had to seek waivers from compliance with certain of these financial covenants. However, there can be no assurances that we will be able to obtain such waivers in the future. Any failure to comply with the terms of our senior credit facility or to obtain waivers from such compliance may result in an event of default. Substantially all of our assets are pledged to secure our indebtedness under our senior credit facility. If we default on the financial or other covenants in our senior credit facility, our lenders could foreclose on their security interest in our assets, which would have a material adverse effect on our business, results of operations and financial condition. In addition, the lenders may be able to terminate any commitments with respect to future financing.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2006 we leased office space as follows:

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

•
Approximately 8,800 square feet in Arlington, VA which is the principal location of Signia which represents our Strategic Intelligence segment. The lease is subject to standard escalation clauses, and expires in September 2011. Basic annual rent expense, determined on the straight-line basis over the term of the lease, is approximately $256,000.

•
Approximately 8,900 square feet in Boston, MA which is the principal location of Atlantic which is part of our Custom Market Research segment. The lease is subject to standard escalation clauses, and expires in November 2007. Basic annual rent expense, determined on the straight-line basis over the term of the lease, is approximately $78,000.

•
Approximately 7,900 square feet in Bloomington, MN which is the principal location of Teltech which represents our Product Development Intelligence segment. The lease is subject to standard escalation clauses, and expires in November 2009. Basic annual rent expense, determined on the straight-line basis over the term of the lease, is approximately $139,000.

•
Approximately 4,000 square feet in Chicago, IL which is a satellite office of Guideline Research which is part of our Custom Market Research segment. The lease is subject to standard escalation clauses, and expires in January 2009. Basic annual rent expense, determined on the straight-line basis over the term of the lease, is approximately $81,000.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $.0001 per share (“Common Stock”) is traded on the Over The Counter Bulletin Board under the symbol “GDLN.OB”. There were approximately 715 common shareholders of record on April 9, 2007. We currently do not, and do not intend in the future, to pay cash dividends on our common stock in the foreseeable future, and we are restricted from doing so under the terms of our debt agreements including, without limitation, our senior credit facility. For more information, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report on Form 10-K and Note 9 “Notes Payable” to the financial statements contained elsewhere in this Annual Report on Form 10-K. Cash generated from operations will be used for general corporate purposes, including acquisitions and supporting organic growth.

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

Price Range	High	Low
2006
1st Quarter	1.35	1.13
2nd Quarter	1.75	1.06
3rd Quarter	1.60	1.15
4th Quarter	1.80	1.25

2005
1st Quarter	1.85	1.41
2nd Quarter	1.48	1.22
3rd Quarter	1.55	1.07
4th Quarter	1.29	0.97

Performance Graph

Comparison of Five−Year Cumulative Total Returns
Performance Graph for
Guideline, Inc

Produced on 01/30/2007 including data to 12/29/2006

$400
$300
$200
$100
$0
12/31/2001
12/31/2002
12/31/2003
12/31/2004
12/30/2005
12/29/2006
194.0
162.2
126.2

Legend

Symbol	CRSP Total Returns Index for:	12/2001	12/2002	12/2003	12/2004	12/2005	12/2006
———— ■	Guideline, Inc	100.0	158.3	213.1	190.5	153.6	194.0
— — — *	Nasdaq Stock Market (US Companies)	100.0	69.1	103.4	112.5	114.9	126.2
- - - - ▲	NASDAQ Stocks (SIC 7380−7389 US Companies) Miscellaneous Business Services	100.0	86.7	157.2	254.0	202.4	162.2

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year−end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100.0 on 12/31/2001.
E. Client provided company data from 12−31−01 to 12−31−06

We did not purchase any shares of our common stock during the Company’s fourth quarter of 2006.

Item 6. Selected Financial Data

The following table sets forth our selected financial data as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002. The selected financial data set forth below has been derived from our audited consolidated financial statements and related notes for the respective fiscal years. The selected financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operation” contained in Part II, Item 7 of this report as well as our consolidated financial statements and notes thereto included elsewhere in this report. These historical results are not necessarily indicative of the results to be expected in the future.

Statements of Operations

	Years Ended December 31,
	(in thousands, except per share amounts)
	2006	2005	2004	2003	2002
Revenues	$46,285	$43,034	$38,437	$31,569	$20,828
Operating income (loss)	917	983	(256)	(169)	(1,683)
Income (loss) before cumulative effect of accounting change	938	452	(1,945)	(947)	(1,875)
Cumulative effect of accounting change[1]	96	—	—	—	—
Net income (loss)	1,034	452	(1,945)	(947)	(1,875)
Net income (loss) attributable to common shareholders [2]	970	412	(2,098)	(1,227)	(1,875)

Income (loss) per common share:
Basic and Diluted	0.05	0.02	(0.12)	(0.10)	(0.18)
Weighted average number of common shares:
Basic	20,678	20,046	17,213	11,766	10,139
Diluted	20,678	21,631	17,213	11,766	10,139
Cash dividends paid per common share	-	-	-	-	-

Balance Sheet Data

	As of December 31
	(in thousands)
	2006	2005	2004	2003	2002
Working capital (current assets less current liabilities) [3]	$(211)	$281	$2,832	$(2,066)	$(43)
Total assets	40,166	37,842	30,022	22,968	9,414
Long-term notes payable, excluding current amounts	2,384	3,389	-	3,170	1,200
Shareholders' equity[1]	23,209	21,328	18,120	7,370	3,589

1 Included in net income for 2006 is the cumulative effect of accounting change of $96,000 recorded in conjunction with the adoption of SFAS 123(R)

2 Net income (loss) attributable to common shareholders is the result of accretion on redeemable common stock and accrued preferred dividends for 2005, 2004 and 2003 only. Accretion on redeemable common stock exists when the fair value of redeemable common stock exceeds the original amount of $727,000 at the balance sheet date. As of December 31, 2005, 2004 and 2003, the fair value of the redeemable common stock was zero, $1,090,000 and $977,000, respectively, resulting in zero, $113,000 and $250,000 of accretion for the years then ended. The maximum fair value of the redeemable common stock was $1,090,000, as defined. Beginning at April 1, 2003, the Guideline Research acquisition date, preferred dividends are accrued at 8% per annum on the $500,000 preferred stock redemption value. At December 31, 2006, 2005, 2004 and 2003, accrued dividends amounted to $174,000, $110,000, $70,000 and $30,000, respectively.

3 Working capital includes $4,351,000, $4,311,000, $3,472,000, $3,612,000 and $1,476,000 of unearned income as of December 31, 2006, 2005, 2004, 2003 and 2002, respectively. Such amounts reflect amounts billed, but not yet earned.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with “Selected Financial Data” as well as our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

General

Guideline is a single-source provider of customized business research and analysis. Through our end-to-end continuum of On-Demand Business Research, Custom Market Research, Strategic Intelligence and Product Development Intelligence, our research analysts create integrated solutions that enable clients to make informed decisions to address their critical business needs. We specialize in nearly all major industries, including healthcare and pharmaceuticals, financial services, advertising and professional services, industrial, consumer and retail, food and beverage, media and entertainment and chemicals. In many cases, we function as our customers’ primary information and business intelligence resource on an outsourced basis, especially among the growing universe of companies that have downsized their internal research staffs and information resources. In other cases, we serve as a reliable supplemental resource to customers’ internal capabilities.

The Company manages its research and business advisory services in the following four business segments: On-Demand Business Research, Strategic Intelligence, Custom Market Research and Product Development Intelligence. Upon the Company’s acquisition of Signia on April 1, 2005, the operations and financial results of Signia were integrated into the business segment known as Strategic Intelligence. Upon the Company’s acquisition of Atlantic on April 1, 2005, the operations and financial results of Atlantic were integrated into the business segment known as Custom Market Research. References to “Corporate” and “Other” in our financial statements refer to the portion of assets and activities that are not allocated to a segment.

On April 1, 2005 we acquired each of Atlantic and Signia, and each of Atlantic’s and Signia’s results of operations are included in our results of operations from such date.

Results of Operations - Calendar Year 2006 Compared to Calendar Year 2005

The following represents the Company’s analysis of its results of operations for the year ended December 31, 2006 as compared with the year ended December 31, 2005:

	Years Ended December 31,
	(in thousands)
	2006	2005	$ Change	% Change
Revenues
On-Demand Business Research	$14,387	$15,850	$(1,463)	(9.23)%
Strategic Intelligence	4,584	4,157	427	10.27%
Custom Market Research	17,530	14,410	3,120	21.65%
Product Development Intelligence	9,784	8,617	1,167	13.54%
Total revenues	$46,285	$43,034	$3,251	7.55%

Direct costs	$27,960	$25,708	$2,252	8.76%

Selling, general and administrative expenses	$17,408	$16,343	$1,065	6.52%

Operating income	$917	$983	$(66)	(6.71)%

Gain on sale of investments	$772	$226	$546	241.59%

Interest expense	$601	$401	$200	49.88%

Income tax provision	$161	$211	$(50)	(23.7)%

Net income attributable to common shareholders	$970	$412	$558	135.441%

Revenues

Revenues increased from $43,034,000 in 2005 to $46,285,000 in 2006, which represents a 7.6% increase. See below for more details regarding this increase.

On-Demand Business Research

On-Demand Business Research revenues, which result from annual retainer contracts paid by clients on a monthly, quarterly, semi-annual or annual basis, decreased by $1,463,000, or 9.23%, from $15,850,000 in 2005 to $14,387,000 in 2006. The decrease from 2005 to 2006 was a result of 172 cancellations that were not sufficiently offset by an increase in new client business despite increased retainer rates. We believe that our failure to generate sufficient new sales to offset client cancellations resulted primarily from our replacement in 2005 of the direct sales force that had previously been responsible for selling new subscriptions with a four person telesales staff, as well as from the perception among certain customers and prospects that they can satisfy their day-to-day research needs internally through the use of the internet.

Strategic Intelligence

Strategic Intelligence revenues, which result from more in-depth research and consulting engagements, increased by $427,000, or 10.27%, from $4,157,000 in 2005 to $4,584,000 in 2006. The increase from 2005 to 2006 was a result of Signia which was not acquired until April 1, 2005 and the subsequent integration of Signia’s operations and financial results into this business segment.

Custom Market Research

Custom Market Research revenues, which result from custom market research consulting engagements, such as market surveys and focus groups, increased by $3,120,000, or 21.65%, from $14,410,000 in 2005 to $17,530,000 in 2006. Approximately $1,601,000 of the increase in revenue was because our Atlantic Research subsidiary was not acquired until April 1, 2005. The balance of the increase was primarily due to an increase of approximately $1,015,000 in revenue from the Company’s Custom Market Research business in Boston due to a greater volume of projects across all sectors. In addition, another $504,000 revenue increase resulted from an increase in business volume from existing clients primarily in the pharmaceutical and legal sectors.

Product Development Intelligence

Product Development Intelligence revenues, which result from on-demand research, outsourced information services and in-depth projects, increased by $1,167,000, or 13.54%, from $8,617,000 in 2005 to $9,784,000 in 2006. This was primarily the result of significant growth in its Litigation Support business, which was launched in January 2005, as well as an increase in the volume of in-depth consulting engagements, partially offset by a decrease in deposit and outsourced revenues due to lower usage.

Direct Costs

Direct costs, which are those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases, increased by $2,252,000, or 8.76%, from $25,708,000 in 2005 to $27,960,000 in 2006. Direct costs represented 60.41% and 59.74% of revenues in 2006 and 2005, respectively. The increase in total direct costs was primarily the result of the acquisitions of Atlantic and Signia (total direct costs of both Atlantic and Signia were $5,272,000 for the year ended December 31, 2005 and $7,503,000 for the year ended December 31, 2006.) Exclusive of Atlantic and Signia, direct costs increased by $21,000, from $20,436,000 in 2005 to $20,457,000 in 2006. This increase was primarily due to an increase in direct labor, including stock compensation expense, of $212,000 and an increase in depreciation of $45,000, partially offset by a decrease in purchases made on behalf of clients, including the cost paid to content providers, of $167,000 and decreases in rent and photocopy charges totaling $70,000.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $1,065,000, or 6.52%, from $16,343,000, or 37.98% of revenue, in 2005 to $17,408,000, or 37.61% of revenue, in 2006.  The increase in total selling, general and administrative expenses was partially a result of the acquisitions of Atlantic and Signia (total selling, general and administrative expenses of both Atlantic and Signia were $2,128,000 for the year ended December 31, 2005 and $2,392,000 for the year ended December 31, 2006). Exclusive of Atlantic and Signia, selling, general and administrative expenses increased by $801,000, or 5.63%, from $14,215,000 in 2005 to $15,016,000 in 2006. This increase was due primarily to an increase in indirect labor costs, including stock compensation expense, of $682,000, an increase in depreciation and amortization of $131,000, an increase in M&A related expenses of $400,000 and a general increase in operating expenses, partially offset by a decrease in severance and related charges of $746,000.

Operating income

Operating income for 2006 was $917,000, as compared with operating income of $983,000 for 2005, a decline of $66,000. This decline in operating income was a result of increases in direct costs and selling, general and administrative expenses, partially offset by increases in revenues. See discussion above for further details.

Gain on sale of investments

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

On November 28, 2005, the Company sold its investment in FIND.COM LLC to Scientigo, Inc. The sale proceeds to the Company consisted of $250,000 in cash, $150,000 in Scientigo common stock at $1.3325 per share, a secured promissory note for $100,000 and a 49% interest in Tigo Search, Inc. The Company recorded a gain on sale of investments of $226,000. During 2006, the Company recorded a further gain on sale of investments related to the sale of FIND.COM LLC of $146,000.

Interest expense

Interest expense increased by $200,000 from $401,000 in 2005 to $601,000 in 2006. The increase was due to a higher balance outstanding under the Revolving Facility, offset by a reduction in the balance outstanding under the Term Facility. Furthermore, the Term and Revolving Facilities were only in effect for a portion of 2005. Also, the variable nature of the LIBOR interest agreements also served to increase interest expense. For the Term Note and Revolving Facility, LIBOR rates ranged from 7.47% to 8.36% and 6.12% to 7.11% for 2006 and 2005, respectively.

Income Taxes

The $161,000 income tax provision for the year ended December 31, 2006 represents 14.65% of the income before provision for income taxes. The difference between this rates and the statutory rate primarily relates to the benefit taken and release of valuation allowance of $635,000 related to federal, state and local income taxes, as a result of available net operating loss carryforwards partially offset by expenses that are not deductible for income tax purposes.

The $211,000 income tax provision for the year ended December 31, 2005 represents 31.8% of the income before provision for income taxes. The difference between this rate and the statutory rate primarily relates to expenses that are not deductible for income tax purposes and reflects the utilization of net operating loss carryforwards.

Net Income Attributable to Common Shareholders

Net income attributable to common shareholders for 2006 was $970,000, as compared with net income attributable to common shareholders of $412,000 for 2005. Included in net income for 2006 is the cumulative effect of accounting change of $96,000 in conjunction with the adoption of SFAS 123(R), the $626,000 of proceeds received from SRI and the gain related to the sale of FIND.COM LLC of $146,000.

Net income attributable to common shareholders for 2005 was $412,000, as compared with a net loss attributable to common shareholders of ($2,098,000) for 2004. Included in net income for 2005 is a gain on sale of assets of $226,000 related to the sale of FIND.COM LLC.

Results of Operations - Calendar Year 2005 Compared to Calendar Year 2004

The following represents the Company’s analysis of its results of operations for the year ended December 31, 2005 as compared with the year ended December 31, 2004:

	Years Ended December 31,
	(in thousands)
	2005	2004	$ Change	% Change
Revenues
On-Demand Business Research	$15,850	$16,904	$(1,054)	(6.24)%
Strategic Intelligence	4,157	1,936	2,221	114.72%
Custom Market Research	14,410	11,371	3,039	26.73%
Product Development Intelligence	8,617	8,226	391	4.75%
Total revenues	$43,034	$38,437	$4,597	11.96%

Direct costs	$25,708	$22,384	$3,324	14.85%

Selling, general and administrative expenses	$16,343	$16,309	$34	0.21%

Operating income (loss)	$983	$(256)	$1,239	483.98%

Gain on sale of assets	$226	$92	$164	145.65%

Interest expense	$401	$1,609	$(1,208)	(75.08)%

Income tax provision	$211	$—	$211	100%

Net income (loss) attributable to common shareholders	$412	$(2,098)	$2,510	119.64%

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

Custom Market Research

Custom Market Research revenues, which result from custom market research consulting engagements, such as market surveys and focus groups, increased by $3,039,000, or 26.7%, from $11,371,000 in 2004 to $14,410,000 in 2005. This increase was due to the acquisition of Atlantic on April 1, 2005 and the inclusion from that date of $4,882,000 of revenues from Atlantic partially offset by a revenue decrease of $1,843,000 at the Company’s Guideline Research business. The revenue decrease at Guideline Research resulted from the combination of delays on the part of certain customers in commencing new projects, as well as reduced demand within certain customers and markets.

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

Operating income

Operating income for 2005 was $983,000, as compared with operating loss of $256,000 for 2004, an improvement of $1,239,000. This improvement in operating income was a result of increases in revenue, partially offset by increases in direct costs and selling, general and administrative expenses. See discussion above for further details.

Gain on sale of assets

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

Net Income (Loss) Attributable to Common Shareholders

Net income attributable to common shareholders for 2005 was $412,000, as compared with a net loss attributable to common shareholders of ($2,098,000) for 2004. Included in net income for 2005 is a gain on sale of assets of $226,000 related to the sale of FIND.COM LLC. Included in net loss for 2004 was an impairment on investment related to the Company’s investment in idealab! of $96,000, an equity loss on investment related to the Company’s investment in FIND.COM LLC of $94,000, offset by the gain on sale of the Information Advisor newsletter of $92,000.

Segment Data

The Company manages its research and business advisory services in the following four business segments: On-Demand Business Research, Strategic Intelligence, Custom Market Research and Product Development Intelligence. Upon the Company’s acquisition of Signia on April 1, 2005, the operations and financial results of Signia were integrated into the business segment known as Strategic Intelligence. Upon the Company’s acquisition of Atlantic on April 1, 2005, the operations and financial results of Atlantic were integrated into the business segment known as Custom Market Research. References to “Corporate” and “Other” in our financial statements refer to the portion of assets and activities that are not allocated to a segment.

	Years Ended December 31,
		(in thousands)
	2006	2005	2004
Revenues
On-Demand Business Research	$14,387	$15,850	$16,904
Strategic Intelligence	4,584	4,157	1,936
Custom Market Research	17,530	14,410	11,371
Product Development Intelligence	9,784	8,617	8,226
Total revenues	$46,285	$43,034	$38,437
Depreciation and amortization
On-Demand Business Research	$685	$963	$577
Strategic Intelligence	25	33	79
Custom Market Research	66	75	36
Product Development Intelligence	66	93	98
Total segment depreciation and amortization	842	1,164	790
Corporate and other[2]	708	186	141
Total depreciation and amortization	$1,550	$1,350	$931
Operating income (loss)
On-Demand Business Research	$1,124	$1,267	$1,357
Strategic Intelligence	818	586	164
Custom Market Research	2,832	1,380	1,160
Product Development Intelligence	1,236	762	922
Segment operating income	6,010	3,995	3,603
Corporate and other [1,2]	(5,093)	(3,012)	(3,859)
Operating income (loss)	$917	$983	$(256)
Income (loss) before taxes[1]
On-Demand Business Research	$1,124	$1,267	$1,357
Strategic Intelligence	825	594	164
Custom Market Research	2,845	1,378	1,023
Product Development Intelligence	1,233	760	782
Segment income before taxes	6,027	3,999	3,326
Corporate and other [2]	(4,928)	(3,336)	(5,271)
Income (loss) before taxes	$1,099	$663	$(1,945)

Total Assets
On-Demand Business Research	$1,653	$2,731
Strategic Intelligence	1,794	2,203
Custom Market Research	4,788	4,262
Product Development Intelligence	4,303	3,519
Total segment assets	12,538	12,715
Corporate and other[2]	27,628	25,127
Total assets	$40,166	$37,842
Capital Expenditures
On-Demand Business Research	$89	$133	$186
Strategic Intelligence	2	45	8
Custom Market Research	126	114	23
Product Development Intelligence	53	—	62
Total segment capital expenditures	270	292	279
Corporate and other[2]	504	139	253
Total capital expenditures	$774	$431	$532

[1] Before the impact of cumulative effect from change in accounting principle.
[2]Represents assets and the effect of direct costs and selling, general and administrative expenses not attributable to a single segment.

Quarterly Financial Data (unaudited)

The following table sets forth selected quarterly data for the years ended December 31, 2006 and 2005 (in thousands, except per share data). The operating results are not indicative of results for any future period.

Quarter ended	Revenues	Operating income (loss)	Income (loss) before provision (benefit) for income taxes [1]	Net income (loss) attributable to common shareholders	Income (loss) per share: basic[2]	Income (loss) per share: diluted[2]
March 31, 2006[3]	$11,256	$334	$201	$269	$0.01	$0.01
June 30, 2006[3]	11,962	586	411	365	0.02	0.02
September 30, 2006[3]	11,453	423	908	481	0.02	0.02
December 31, 2006	11,614	(426)	(397)	(145)	(0.00)	(0.00)

March 31, 2005	$8,786	$213	$176	$41	$0.00	$0.00
June 30, 2005	11,329	(482)	(624)	(577)	(0.03)	(0.03)
September 30, 2005	11,433	800	651	435	0.02	0.02
December 31, 2005	11,486	452	460	513	0.03	0.02

[1] Before the impact of cumulative effect from change in accounting principle.
[2] Quarterly data is rounded and totals may or may not equal year end basic and diluted earnings per share.
[3] Results for the Company for the first three quarters of 2006 were adjusted. (See "Application of SAB No. 108" within Management's Discussion and Analysis of Financial Condition and Results of Operation).

As discussed in Note 8 to the Consolidated Financial Statements, during 2006 and 2005, the Company recorded a charge to operations of $52,000 and $778,000, respectively, related to severance payments to be made to former employees. Approximately $1,247,000 and $1,339,000 was recorded related to discretionary bonus arrangements in the quarter ended December 31, 2006 and 2005, respectively.

Financial Condition, Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from retainer accounts (including prepaid retainer fees from clients) and borrowings. Cash balances were $2,939,000 and $2,697,000 at December 31, 2006 and 2005, respectively. Our working capital deficit position (current assets less current liabilities) at December 31, 2006 was $(211,000) as compared to our working capital position of $281,000 at December 31, 2005. Included in current liabilities is unearned retainer income of $4,351,000 and $4,311,000 as of December 31, 2006 and 2005, respectively. Such amounts reflect amounts billed, but not yet earned.

Cash provided by (used in) operating activities was $3,542,000, $2,715,000 and $(1,078,000) in the years ended December 31, 2006, 2005 and 2004, respectively. In 2006, the most significant operating activities were: net income of $1,034,000, depreciation and amortization of $1,550,000, an increase in accounts payable and accrued expenses of $1,688,000, compensation from option grants of $792,000, deferred income taxes of $161,000 and an increase in unearned revenue of $40,000, offset by an increase in accounts receivable of $976,000, application of SAB No. 108 of $447,000, a gain on sale of investments of $146,000 and a decrease in other liabilities of $352,000 and cash used for other general operating purposes. Receivables and unearned revenue are increasing as a result of increased profitability and the volume of projects that have commenced, driving cash provided by operations. In 2005, the most significant operating activities were: net income of $452,000, depreciation and amortization of $1,350,000, compensation from option grants of $631,000, deferred income taxes of $211,000, a decrease in prepaid expenses and other current assets of $612,000, an increase in unearned retainer income of $418,000 and an unrealized loss on investment of $177,000, offset by an increase in accounts receivable of $1,031,000, a decrease in accounts payable and accrued expenses of $159,000, and a gain on sale of assets of $226,000. Adjustments to reconcile net income to net cash provided by operating activities in 2005 were also impacted by the acquisitions of Atlantic and Signia. In 2004, the most significant operating activities were: a net loss of $1,945,000, a decrease in accounts payable and accrued expenses of $1,349,000, an increase in prepaid expense of $320,000, an increase in other assets of $155,000, an increase in accounts receivable of $154,000, a decrease in unearned revenue of $140,000 and a decrease in deferred compensation of $126,000, partially offset by non-cash interest of $1,357,000, depreciation and amortization of $931,000 and compensation from option grants of $596,000.

Cash used in investing activities was $1,587,000, $9,932,000 and $2,033,000 in the years ended December 31, 2006, 2005 and 2004, respectively. In 2006 the primary use of cash was related to the payment of deferred consideration related to the acquisitions of Atlantic and Signia of $500,000 and $280,000, respectively. The primary use of cash in 2005 was related to the acquisition of Atlantic of $3,696,000, the acquisition of Signia of $3,645,000 and the payment of deferred consideration related to the acquisition of Guideline Research of $2,160,000. The primary use of cash in 2004 was the payment of deferred consideration related to the acquisition of Guideline Research of $1,127,000, and Teltech of $441,000. Capital expenditures during 2006, 2005 and 2004 were mainly for computer hardware upgrades, software purchases and related implementation and development, and leasehold improvements. Total capital expenditures were $779,000, $431,000 and $532,000 in the years ended December 31, 2006, 2005 and 2004, respectively. During the year ending December 31, 2007, we expect to spend approximately $780,000 for capital items, the major portions of which will be used for computer hardware and software upgrades and for leasehold improvements.

Cash (used in) provided by financing activities was $(1,713,000), $5,395,000 and $6,809,000 in the years ended December 31, 2006, 2005 and 2004, respectively. In 2006 the most significant financing activities were: the proceeds from borrowings under notes payable of $1,500,000 related to the drawing down of funds from and proceeds from the exercise of options and warrants of $425,000, offset by repayments under notes payable of $3,505,000 primarily related to payments on our revolving credit facility. In 2005, the most significant financing activities were: the proceeds from borrowings under notes payable of $8,500,000, offset by repayments under notes payable of $2,450,000 and increased deferred financing fees of $759,000. In 2004, the most significant financing activities were: the net proceeds obtained through the private placement of common stock in the aggregate amount of $12,168,000, proceeds from the exercise of stock options of $45,000 and proceeds obtained from borrowings under notes payable of $200,000, offset by principal payments under notes payable of $5,576,000 and payments under capital leases of $28,000.

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

As of December 31, 2006, $3,150,000 remains outstanding under the Term Facility, and $1,000,000 is outstanding under the Revolving Facility. Accrued but unpaid interest related to the Term Facility and the Revolving Facility is approximately $32,000 as of December 31, 2006. The Term Facility bears interest at LIBOR plus 3%, which was 8.35% at December 31, 2006 based on the LIBOR contract in effect at that time. The Revolving Facility bears interest at LIBOR plus 2.75%, which was 8.10% at December 31, 2006 based on separate LIBOR contracts in effect at that time. Interest expense related to the Term Facility was $292,000 for the year ended December 31, 2006. Interest expense related to the Revolving Facility was $109,000 for the year ended December 31, 2006. During 2005, the Company incurred $760,000 in closing and other transaction costs related to the Senior Secured Facilities, which are amortized to interest expense over the duration of the Term Facility. Amortization of deferred financing fees was $152,000 for the year ended December 31, 2006, and is included in interest expense.

Loans under the Revolving Facility will be made available until the earlier of (i) April 1, 2008, and (ii) the date of termination of the commitment of the Lender to make revolving credit loans and of the obligation of the Lender to make letter of credit extensions.

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

The Company received a waiver from Fleet National Bank as of December 31, 2006 with respect to the Net Income covenant of the Credit Agreement, but was in compliance with all other covenants. The Company expects to be in compliance with all covenants in 2007.

In November 2005, the Company entered into a loan agreement with a vendor for the purchase of a customer relationship management system. The loan agreement is for $343,957 plus interest at a rate of 9% per annum, to be paid over a 36-month period, in monthly installments of $10,938, with the first payment due in January 2006. As of December 31, 2006, $239,000 remains outstanding under this agreement.

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

Contractual Obligations

The following table includes aggregate information about our contractual obligations as of December 31, 2006 and the periods in which payments are due:

	As of December 31, 2006
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Non-cancelable operating lease commitments	$8,057,000	$1,452,000	$2,671,000	$2,409,000	$1,525,000
Long-term capital lease commitments	48,000	48,000	—	—	—
Notes payable [1]	4,388,000	2,014,000	1,924,000	450,000	—
Employment contracts	653,000	653,000	—	—	—
	$13,146,000	$4,167,000	$4,595,000	$2,859,000	$1,525,000

[1] Does not include interest. Under the terms of the Credit Facility, interest is based on LIBOR contracts, and is therefore variable. At December 31, 2006 there was $3,150,000 under the Term Facility at an interest rate of 8.349% and $1,000,000 outstanding under the Revolving Facility at an interest rate of 8.1%.

See Note 3 to the Consolidated Financial Statements for information regarding contingent payments related to the acquisitions of Atlantic and Signia.

Inflation

We have in the past been able to increase the price of our products and services sufficiently to offset the effects of inflation on direct costs, however, there are no guarantees that we will be able to do so in the future.

Off-Balance-Sheet Arrangements

As of December 31, 2006, we did not have any off-balance-sheet arrangements.

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

Revenue Recognition

Approximately 44% of the Company’s 2006 revenues were derived from subscription contracts with customers, including approximately 96% of the revenues of the On-Demand Business Research business segment and approximately 46% of the revenues of the Product Development Intelligence business segment. The remaining 61% of the Company’s 2006 revenues consisted of market research projects, in-depth consulting projects and outsourced information services.

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

With regard to the Company’s non-subscription based services, including custom market research, in-depth consulting and outsourced information services, revenues are recognized primarily on a percentage-of-completion basis using the costs to total estimated costs method. The Company typically enters into discrete contracts with customers for these services on a project-by-project basis. Payment milestones differ from contract to contract based on the client and the type of work performed. Generally, the Company invoices a client for a portion of a project in advance of work performed, with the balance invoiced throughout the fulfillment period and/or after the work is completed. However, revenue and costs are only recognized to the extent of each contract’s percentage-of-completion. Any revenue earned in excess of billings is recorded as a current asset on the Company’s balance sheet, while any billings in excess of revenue earned, which represent billed amounts relating to future periods, are recorded as unearned revenue, a current liability on the Company’s balance sheet. Losses on such contracts are recognized when probable.

Goodwill and Intangibles

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Effective January 1, 2002 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized. Instead, goodwill is evaluated for impairment using a two-step process that is performed at least annually (July 1st for goodwill related to our Guideline Research, Teltech, Atlantic and Signia businesses) and whenever events or circumstances indicate impairment may have occurred. The first step is a comparison of the fair value of an internal reporting unit with its carrying amount including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, a second test is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of the goodwill is greater than the implied value, an impairment loss is recognized for the difference. The implied value of the goodwill is determined as of the test date by performing a purchase price allocation as if the reporting unit had just been acquired, using currently estimated fair values of the individual assets and liabilities of the reporting unit, together with an estimate of the fair value of the reporting unit taken as a whole. The estimate of the fair value of the reporting unit is based upon information available regarding prices of similar groups of assets, or other valuation techniques including present value techniques based upon estimates of future cash flow.

Intangible Assets, including customer relationships, trademarks and other intangible assets are amortized over their estimated useful lives unless they are deemed to have indefinite useful lives. Upon the adoption of SFAS 142, intangible assets deemed to have indefinite useful lives, such as trade names, are not amortized and are subject to annual impairment tests (July 1st for intangibles related to our Guideline Research, Teltech, Atlantic and Signia businesses). An impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. For other intangible assets subject to amortization, an impairment is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. Amortizable intangibles are tested for impairment if a triggering event occurs.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We have tax loss carryforwards that have been recognized as assets on our balance sheet. These assets are subject to expiration from 2013 to 2023. Realization of the net deferred tax assets is dependent on future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards. In 2004 and 2003, after we performed an analysis of our deferred tax assets and projected future taxable income, valuation allowances were provided for various carryforward tax operating loss assets, as we determined then that it was more likely than not that these assets may not be fully realized during the carryforward period. In 2006, after performing analyses on our deferred tax assets, we released these valuation allowances as we determined then that it was more likely than not that these assets will be fully realized during the carryforward period.

Non-Marketable Equity Securities

The Company’s investment in Scientigo, Inc. is valued at $49,000 as of December 31, 2006. This security is accounted for under the fair value method, where unrealized gains or losses are recorded as comprehensive income or loss in equity as the above securities are considered to be available for sale securities.

The preferred share securities in idealab! is an investment in a start-up enterprise. As of December 31, 2006, the carrying value of these preferred share securities is $22,500. It is reasonably possible in the near term that our estimate of the net realizable value of the preferred shares will be less than the carrying value of the preferred shares.

Application of SAB No. 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a Rollover and Iron Curtain approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The Company has historically used the Rollover Method. The provisions of SAB No. 108 are effective for the Company for the year ended December 31, 2006. In connection with the application of SAB No. 108, the Company has recorded a $447,000 charge to retained earnings which relates to (i) a $300,000 overstatement of deferred tax assets that accumulated over several previous years and, (ii) a $147,000 understatement of accrued expenses related to travel costs as of December 31, 2005.

The nature of the adjustments and the impact on the Company’s consolidated balance sheet as of January 1, 2006 are presented below:

	Increase (Decrease)
	Accrued expenses and other	Deferred tax assets	Retained earnings

Overstatement of deferred tax assets (1)	$--	$(300,000)	$(300,000)
Understatement of accrued expenses (2)	147,000	--	(147,000)
	$147,000	$(300,000)	$(447,000)

(1) The Company adjusted the tax basis of property, plant and equipment by reducing deferred tax assets as a result of an overstatement of these deferred tax assets that accumulated over several previous years.
(2) The Company recorded travel expenses incurred in 2005 as an expense in 2006 when these expenses were paid. If the criteria in SAB No. 108 were applied, these expenses should have been recorded in 2005.

Adoption of SFAS No. 123R

In December 2004, the FASB issued the revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS 123 (R)”), which the Company adopted on January 1, 2006. SFAS 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the requisite service period, generally as the award vests. As a result of adopting SFAS 123(R), the Company recognized an after-tax gain of $96,000 ($96,000 pre-tax), with an impact on basic and diluted earnings per share of $0.00, as the cumulative effect of a change in accounting principle attributable to the requirement to estimate forfeitures at the grant date instead of recognizing them as incurred. The adoption of SFAS 123(R) did not otherwise have a material effect on the 2006 consolidated financial statements.

New Accounting Pronouncements

The FASB issued SFAS Statement No. 157 (“SFAS No. 157”), “Fair Value Measurements” in September 2006. This standard provides guidance on how to measure fair value where it is permitted or required under other accounting pronouncements. SFAS No. 157 also requires additional disclosures about fair value measurements. The Company will adopt SFAS No. 157 on January 1, 2008, and is currently assessing the impact of this standard.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which will become effective for the Company on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company is currently evaluating the impact, if any, of the adoption of FIN 48 on its financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Accounting principles generally accepted within the United States has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 159 on its financial statements.

Acquisitions

Atlantic Research & Consulting

On April 1, 2005, the Company acquired all of the capital stock of Atlantic Research & Consulting, Inc. as per the Stock Purchase Agreement (the “Atlantic Purchase Agreement”) between the Company and Peter Hooper (“Hooper”), as the sole stockholder of Atlantic. The consideration for this acquisition consisted of $3,600,000 in cash paid at closing, 312,598 shares of common stock, and an aggregate of up to $2,250,000 in deferred consideration payable in cash over three years, which deferred payments are contingent upon Atlantic achieving certain prescribed amounts of EBITDA (as defined in the Atlantic Purchase Agreement). If EBITDA for the three-year period beginning on March 1, 2005 exceeds $3,300,000, Hooper will also receive additional deferred consideration equal to the amount of such excess multiplied by 0.50. As of December 31, 2006, the Company paid $500,000 in cash and issued 179,971 shares of unregistered Common Stock valued at $250,000, which represents the Year One Deferred Consideration (as defined in the Atlantic Purchase Agreement) earned, the payment of which is not contingent upon Hooper’s continued employment with the Company, and therefore, was recorded as additional goodwill. During 2006, the Company also paid $10,000 in cash related to previously accrued transaction fees. As of December 31, 2006, the Company has accrued approximately $750,000, which represents the estimated Year Two Deferred Consideration earned as of that date.

For more information regarding the acquisition of Atlantic, please see Note 3 “Acquisitions” to the financial statements included elsewhere in this Form 10-K.

Signia Partners

On April 1, 2005, the Company acquired all of the capital stock of Signia Partners Incorporated as per the Stock Purchase Agreement (the “Signia Purchase Agreement”) between the Company and Charles Douglas House (“House”), as the sole stockholder of Signia. The consideration for this acquisition consisted of approximately $3,400,000 in cash paid at closing (after taking into account certain closing adjustments), 187,559 shares of common stock, and an aggregate of up to $1,400,000 in deferred consideration payable in cash over three years, which deferred payments are contingent upon Signia achieving certain prescribed amounts of Adjusted EBITDA (as defined in the Signia Purchase Agreement). If aggregate Adjusted EBITDA for the three-year period beginning on February 1, 2005 exceeds $2,550,000, House will also receive additional deferred consideration equal to the amount of such excess multiplied by 0.25. As of December 31, 2006, the Company paid $280,000 in cash, which represents the One Year Deferred Consideration (as defined in the Signia Purchase Agreement) earned, the payment of which is not contingent upon House’s continued employment with the Company, and therefore, was recorded as additional goodwill. During 2006, the Company also paid $10,000 in cash related to previously accrued transaction fees. As of December 31, 2006, the Company has accrued approximately $280,000, which represents the estimated Two Year Deferred Consideration earned as of that date.

For more information regarding the acquisition of Signia, please see Note 3 “Acquisitions” to the financial statements included elsewhere in this Form 10-K.

The following table sets forth the components of the purchase price for the Atlantic and Signia acquisitions:

	Atlantic	Signia	Total
Cash paid (including transaction costs, net of cash acquired)	$4,223,000	$3,952,000	$8,175,000
Accrued estimate of deferred consideration and transaction costs	750,000	280,000	1,030,000
Deferred tax liability	458,000	302,000	760,000
Common stock issued to sellers	752,000	301,000	1,053,000
Total purchase consideration	$6,183,000	$4,835,000	$11,018,000

The following table summarizes the amounts allocated to the acquired assets and assumed liabilities. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. The value reflected in these elements of the purchase price do not meet the definition of an intangible asset under FAS 141 and is reflected in goodwill. The valuation of acquired intangible assets was determined by management with the assistance of an independent appraisal firm. The purchase price allocations have been finalized with the exception of deferred consideration for Atlantic and Signia which will be determined for the periods ending March 31, 2007 and 2008. The significant assumptions used in the valuations included factors affecting the duration, growth rates and amounts of future cash flows for each income stream, specifically: the future economic outlook for the industry, risks involved in the business, and the impact of competition changes.

	Atlantic	Signia	Total
Current assets	$741,000	$823,000	$1,564,000
Property and equipment	230,000	52,000	282,000
Other assets	—	9,000	9,000
Liabilities assumed, current	(580,000)	(418,000)	(998,000)
Liabilities assumed, non-current	(20,000)	(377,000)	(397,000)
Fair value of net assets acquired	371,000	89,000	460,000
Goodwill	4,717,000	4,024,000	8,741,000
Amortizable intangible assets	830,000	529,000	1,359,000
Indefinite-lived intangible assets	265,000	193,000	458,000
Total purchase consideration	$6,183,000	$4,835,000	$11,018,000

Amortizable intangible assets include customer relationships and non-compete agreements. Indefinite-lived intangible assets represent trade name intangible assets.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains the Term Facility and Revolving Facility, which are for non-trading purposes, and any future borrowings thereunder would increase our exposure to market risk. An immediate change of one percent in the interest rate would cause a change in interest expense of approximately $41,500 for the fiscal year ended December 31, 2006. The Term Facility bears interest at LIBOR plus 3% (8.34938% at December 31, 2006 based on the contract in effect at that time). The Revolving Facility bears interest at LIBOR plus 2.75%, which was 8.10% at December 31, 2006 based on separate LIBOR contracts in effect at that time. Our objective in maintaining the Revolving Facility is the ability to obtain funding that provides flexibility regarding early repayment without penalties, and that has a lower overall cost as compared with fixed-rate borrowings. Management does not believe that the risk inherent in the variable-rate nature of the Term and Revolving Facilities would have a material adverse effect on the Company if interest rates accrued on such borrowings were to increase. However, no assurance can be given that such a risk will not have a material adverse effect on the Company.

We do not invest or trade in any derivative financial or commodity instruments, nor do we invest in any foreign financial instruments.

Item 8. Financial Statements and Supplementary Data

The response to this item is incorporated by reference to our Consolidated Financial Statements and notes thereto which are included in this report beginning on page F-1. Certain selected quarterly financial data is included under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation contained elsewhere in this report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fiscal quarter ended December 31, 2006.

Item 9B. Other Information

None.

PART III

The information called for pursuant to this Part III, Items 10, 11,12,13 and 14 is incorporated by reference from our definitive proxy statement, which we intend to file with the Securities and Exchange Commission no later 120 days following the end of the Company’s fiscal year ended December 31, 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

Location
In 10-K
Index to Consolidated Financial Statements and Schedule	F-1

Report of Independent Registered Public Accounting Firm	F-2

Consolidated balance sheets - December 31, 2006 and 2005	F-3

Consolidated statements of operations - Years ended December 31, 2006, 2005 and 2004	F-4

Consolidated statements of shareholders’ equity - Years ended December 31, 2006, 2005 and 2004	F-5

Consolidated statements of cash flows - Years ended December 31, 2006, 2005 and 2004	F-6

Notes to consolidated financial statements	F-7

(2)	Financial Statement Schedule:

Valuation and Qualifying Accounts on Schedule II	F-34

(3)	Exhibits:

Exhibit Number	Description of Exhibit
2.1	Stock Purchase Agreement, dated as of March 14, 2005, by and between Find/SVP, INC. and Peter Hooper (incorporated by reference to the Company’s Form 8-K filed on March 15, 2005)
2.2	Stock Purchase Agreement, dated as of March 14, 2005, by and among Find/SVP, Inc. and Charles Douglas House (incorporated by reference to the Company’s Form 8-K filed on March 15, 2005)
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

3.4	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s Definitive Proxy Statement, filed on May 2, 1995)
3.5	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s Definitive Proxy Statement, filed on May 13, 1998)
3.6	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s Definitive Proxy Statement, filed on May 27, 1998)
3.7	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s Definitive Proxy Statement, filed on May 10, 2002)
3.8	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003).
3.9	By-laws of the Company (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 1987)
3.10	Amendment to the By-laws of the Company (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2002)
3.11	Certificate of Amendment to the Certificate of Incorporation, as amended, of the Company (incorporated by reference to the Company’s Form 8-K filed on March 16, 2006).
4.1	Specimen of the Company’s Common Stock Certificate (incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 31, 2006, filed on May 15, 2006.)
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
10.26
Registration Rights Agreement, dated May 10, 2004, by and among the Company and the investors named on the signature pages thereto (incorporated by reference to the Company’s Form 8-K filed on May 13, 2004)

10.27
Transaction Agreement, dated as of November 28, 2005, by and among Scientigo, Inc., TIGO Search, Inc., and FIND/SVP, Inc. (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2005)

10.28	Promissory Note, dated as of November 28, 2005, made by Scientigo, Inc. in favor of FIND/SVP, Inc. . (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2005)
10.29	Allonge dated July 10, 2006, to Promissory Note dated as of November 28, 2005, made by Scientigo, Inc., to the Registrant (incorporated by reference to the Company’s Form 8-K filed July 14, 2006)
10.30
Amendment No. 1 to Stock Repurchase Agreement dated July 10, 2006 by and among Scientigo, Inc., TIGO Search, Inc., and the Registrant. ( incorporated by reference to the Company’s Form 8-K filed December 5, 2006)

10.31
Amendment No. 2 to Stock Repurchase Agreement dated December 1, 2006 by and among Scientigo, Inc., TIGO Search, Inc., and the Registrant. ( incorporated by reference to the Company’s Form 8-K filed December 5, 2006)

10.32	Form of Warrant (incorporated by reference to the Company’s Form 8-K filed on May 13, 2004).
10.33
Credit Agreement, dated as of March 31, 2005, between the Company, as the borrower, and Fleet National Bank, a Bank of America company, as the lender (incorporated by reference to the Company’s Form 8-K filed on April 6, 2005)

10.34
Security Agreement, dated as of April 1, 2005, by and among the Company and the several subsidiary guarantors signatories thereto (incorporated by reference to the Company’s Form 8-K filed on April 6, 2005)

10.35
Guaranty Agreement, dated as of April 1, 2005, between Fleet National Bank, a Bank of America company, and the several subsidiary guarantors signatories thereto (incorporated by reference to the Company’s Form 8-K filed on April 6, 2005)

#10.36	Employment Agreement, dated April 1, 2005, between Peter Hooper and Atlantic Research & Consulting, Inc. (incorporated by reference to the Company’s Form 8-K filed on April 6, 2005)
#10.37	Employment Agreement, dated April 1, 2005, between Charles Douglas House and Signia Partners Incorporated (incorporated by reference to the Company’s Form 8-K filed on April 6, 2005)
#10.38	First Amendment to Employment Agreement, dated July 21, 2005, by and between the Company and Marc Litvinoff (incorporated by reference to the Company’s Form 10-Q filed on August 12, 2005)
#10.39	Amendment No. 1 to Restricted Stock Agreement, dated July 21, 2005, by and between the Company and Marc Litvinoff (incorporated by reference to the Company’s Form 10-Q filed on August 12, 2005)
#10.40	Restricted Stock Award, dated July 21, 2005, by and between the Company and Marc Litvinoff (incorporated by reference to the Company’s Form 10-Q filed on August 12, 2005)
10.41
Amendment and Waiver, dated August 11, 2005, between the Company, as borrower, and Bank of America, successor by merger to Fleet National Bank, as the lender (incorporated by reference to the Company’s Form 10-Q filed on August 12, 2005)

#10.42	Amendment to 2003 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed on April 28, 2006)
*21.1	List of Subsidiaries
*23.1	Consent of Independent Registered Public Accounting Firm
*31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
*31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
*32.1	Certification of Principal Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
*32.2	Certification of Principal Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

*	Filed herewith.
#	This exhibit represents a management contract or a compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDELINE, INC. (Registrant)

By:	/s/ David Walke
David Walke,
Chief Executive Officer
April 17, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(1)	Principal Executive Officer:

/s/ David Walke
David Walke
Chief Executive Officer
April 17, 2007

(2)	Principal Financial Officer and Principal Accounting Officer:

/s/ Peter Stone
Peter Stone
Chief Financial Officer
April 17, 2007

(3)	Board of Directors:

/s/ Andrew P. Garvin
Andrew P. Garvin
Founder and Director
April 17, 2007

/s/ David Walke
David Walke
Chairman of Board of Directors
April 17, 2007

/s/ Regina Paolillo
Regina Paolillo
Director
April 17, 2007

/s/ Denise L. Shapiro
Denise L. Shapiro
Director
April 17, 2007

/s/ Brian Ruder
Brian Ruder
Director
April 17, 2007

/s/ Warren Struhl
Warren Struhl
Director
April 17, 2007

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

3.4	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s Definitive Proxy Statement, filed on May 2, 1995)
3.5	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s Definitive Proxy Statement, filed on May 13, 1998)
3.6	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s Definitive Proxy Statement, filed on May 27, 1998)
3.7	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s Definitive Proxy Statement, filed on May 10, 2002)
3.8	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s Form 8-K filed on April 16, 2003).
3.9	By-laws of the Company (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 1987)
3.10	Amendment to the By-laws of the Company (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2002)
3.11	Certificate of Amendment to the Certificate of Incorporation, as amended, of the Company (incorporated by reference to the Company’s Form 8-K filed on March 16, 2006).
4.1	Specimen of the Company’s Common Stock Certificate (incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 31, 2006, filed on May 15, 2006.)
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
10.26
Registration Rights Agreement, dated May 10, 2004, by and among the Company and the investors named on the signature pages thereto (incorporated by reference to the Company’s Form 8-K filed on May 13, 2004)

10.27
Transaction Agreement, dated as of November 28, 2005, by and among Scientigo, Inc., TIGO Search, Inc., and FIND/SVP, Inc. (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2005)

10.28	Promissory Note, dated as of November 28, 2005, made by Scientigo, Inc. in favor of FIND/SVP, Inc. (incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 2005)
10.29	Allonge dated July 10, 2006, to Promissory Note dated as of November 28, 2005, made by Scientigo, Inc., to the Registrant (incorporated by reference to the Company’s Form 8-K filed July 14, 2006)

10.30
Amendment No. 1 to Stock Repurchase Agreement dated July 10, 2006 by and among Scientigo, Inc., TIGO Search, Inc., and the Registrant. ( incorporated by reference to the Company’s Form 8-K filed December 5, 2006)

10.31
Amendment No. 2 to Stock Repurchase Agreement dated December 1, 2006 by and among Scientigo, Inc., TIGO Search, Inc., and the Registrant. ( incorporated by reference to the Company’s Form 8-K filed December 5, 2006)

10.32	Form of Warrant (incorporated by reference to the Company’s Form 8-K filed on May 13, 2004).
10.33
Credit Agreement, dated as of March 31, 2005, between the Company, as the borrower, and Fleet National Bank, a Bank of America company, as the lender (incorporated by reference to the Company’s Form 8-K filed on April 6, 2005)

10.34
Security Agreement, dated as of April 1, 2005, by and among the Company and the several subsidiary guarantors signatories thereto (incorporated by reference to the Company’s Form 8-K filed on April 6, 2005)

10.35
Guaranty Agreement, dated as of April 1, 2005, between Fleet National Bank, a Bank of America company, and the several subsidiary guarantors signatories thereto (incorporated by reference to the Company’s Form 8-K filed on April 6, 2005)

#10.36	Employment Agreement, dated April 1, 2005, between Peter Hooper and Atlantic Research & Consulting, Inc. (incorporated by reference to the Company’s Form 8-K filed on April 6, 2005)
#10.37	Employment Agreement, dated April 1, 2005, between Charles Douglas House and Signia Partners Incorporated (incorporated by reference to the Company’s Form 8-K filed on April 6, 2005)
#10.38	First Amendment to Employment Agreement, dated July 21, 2005, by and between the Company and Marc Litvinoff (incorporated by reference to the Company’s Form 10-Q filed on August 12, 2005)
#10.39	Amendment No. 1 to Restricted Stock Agreement, dated July 21, 2005, by and between the Company and Marc Litvinoff (incorporated by reference to the Company’s Form 10-Q filed on August 12, 2005)
#10.40	Restricted Stock Award, dated July 21, 2005, by and between the Company and Marc Litvinoff (incorporated by reference to the Company’s Form 10-Q filed on August 12, 2005)
10.41
Amendment and Waiver, dated August 11, 2005, between the Company, as borrower, and Bank of America, successor by merger to Fleet National Bank, as the lender (incorporated by reference to the Company’s Form 10-Q filed on August 12, 2005)

#10.42	Amendment to 2003 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed on April 28, 2006)
*21.1	List of Subsidiaries
*23.1	Consent of Independent Registered Public Accounting Firm
*31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
*31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
*32.1	Certification of Principal Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
*32.2	Certification of Principal Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

*	Filed herewith.
#	This exhibit represents a management contract or a compensatory plan.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GUIDELINE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Guideline, Inc. and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheets of Guideline, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation to adopt the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006. In addition, as also discussed in Note 2, effective December 31, 2006, the Company elected application of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

/s/ Deloitte & Touche LLP
New York, New York
April 16, 2007

 GUIDELINE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
Assets	2006	2005
Current assets:
Cash and cash equivalents	$2,939	$2,697
Accounts receivable, less allowance for doubtful accounts of $99 and $112 in 2006 and 2005, respectively	9,483	8,646
Deferred tax assets	311	326
Prepaid expenses and other current assets	657	671
Total current assets	13,390	12,340

Equipment, software development and leasehold improvements, net	2,228	2,572
Goodwill	21,322	18,245
Intangibles, net	2,137	2,522
Deferred tax assets	—	682
Deferred financing fees, net	504	647
Other assets	585	834
	$40,166	$37,842
Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$2,820	$2,425
Accrued expenses and other	4,425	2,318
Current maturities of notes payable	2,005	3,005
Unearned retainer income	4,351	4,311
Total current liabilities	13,601	12,059

Notes payable	2,384	3,389
Deferred compensation and other liabilities	298	456
Total liabilities	16,283	15,904

Redeemable convertible preferred stock, $.0001 par value per share.
Authorized 2,000,000 shares; issued and outstanding 333,333 shares in 2006 and 2005	674	610
Commitments and contingencies

Shareholders’ equity:

Common stock, $.0001 par value per share. Authorized 100,000,000 shares; issued and outstanding 20,925,134 shares in 2006 and 20,305,060 shares in 2005	2	2
Capital in excess of par value	29,747	28,367
Accumulated other comprehensive loss	(111)	(25)
Accumulated deficit	(6,429)	(7,016)
Total shareholders’ equity	23,209	21,328
	$40,166	$37,842

See accompanying notes to consolidated financial statements.

GUIDELINE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31
(in thousands, except share and per share data)

	2006	2005	2004

Revenues	$46,285	$43,034	$38,437
Operating expenses:
Direct costs	27,960	25,708	22,384
Selling, general and administrative expenses	17,408	16,343	16,309
Total operating expenses	45,368	42,051	38,693

Operating income (loss)	917	983	(256)

Interest income	9	16	14
Other income	36	16	4
Gain on sale of investments	772	226	92
Interest expense	(601)	(401)	(1,609)
Equity loss on investment	(34)	(177)	(94)
Impairment on investment	—	—	(96)

Income (loss) before provision for income taxes and cumulative effect of change in accounting	1,099	663	(1,945)
Provision for income taxes	161	211	—
Income (loss) before cumulative effect of change in accounting	938	452	(1,945)
Cumulative effect of change in accounting	96	—	—
Net income (loss)	1,034	452	(1,945)
Less: Preferred dividends	(64)	(40)	(40)
Less: Accretion on redeemable common shares	—	—	(113)
Net income (loss) attributable to common shareholders	$970	$412	$(2,098)

Income (loss) per common share - basic and diluted:
Income (loss) before cumulative effect of change in accounting	$0.05	$0.02	$(0.12)
Cumulative effect of change in accounting	0.00	0.00	0.00
Income (loss) per share	$0.05	$0.02	$(0.12)

Weighted average number of common shares outstanding:
Basic	20,677,503	20,045,754	17,212,834
Diluted	20,677,503	21,631,472	17,212,834

Share-based compensation included above:
Direct costs	$159	$176	$201
Selling, general and administrative expenses	633	455	395
Total	$792	$631	$596

See accompanying notes to consolidated financial statements.

GUIDELINE, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Years ended December 31
(in thousands, except share amounts)

	Common Stock		Capital in excess of	Loan receivable for stock	Accumulated other comprehensive	Accumulated	Shareholders’
	Shares	Amount	par value	purchase	loss	deficit	equity
BALANCE AT JANUARY 1, 2004	12,641,295	$1	$12,942	$(50)	$—	$(5,523)	$7,370
Net loss	—	—	—	—	—	(1,945)	(1,945)
Exercise of stock options and warrants	187,121	—	45	—	—	—	45
Common stock issued	6,000,000	1	12,167	—	—	—	12,168
Stock-based compensation	—	—	596	—	—	—	596
Transition adjustment upon adoption of SFAS No.123	—	—	13	—	—	—	13
Preferred stock dividends	—	—	(40)	—	—	—	(40)
Accretion on redeemable common stock	—	—	(113)	—	—	—	(113)
Deferred stock-based compensation	—	—	26	—	—	—	26
BALANCE AT DECEMBER 31, 2004	18,828,416	2	25,636	(50)	—	(7,468)	18,120
Net income	—	—	—	—	—	452	452
Comprehensive loss:
Unrealized loss on investment	—	—	—	—	(25)	—	(25)
Exercise of stock options and warrants	405,250	—	172	—	—	—	172
Common stock issued	500,157	—	803	—	—	—	803
Redemption of common stock	571,237	—	1,090	—	—	—	1,090
Costs related to issuance of common stock	—	—	(33)	—	—	—	(33)
Satisfaction of loan receivable for stock purchase	—	—	—	50	—	—	50
Stock-based compensation	—	—	631	—	—	—	631
Preferred stock dividends	—	—	(40)	—	—	—	(40)
Tax deduction from stock option exercise	—	—	108	—	—	—	108
BALANCE AT DECEMBER 31, 2005	20,305,060	2	28,367	—	(25)	(7,016)	21,328
Application of SAB No. 108	—	—	—	—	—	(447)	(447)
Cumulative effect of change in accounting	—	—	(96)	—	—	—	(96)
BALANCE AS ADJUSTED AT JANUARY 1, 2006	20,305,060	2	28,271	—	(25)	(7,463)	20,785
Net income	—	—	—	—	—	1,034	1,034
Comprehensive loss:
Unrealized loss on investment, net of tax effect	—	—	—	—	(86)	—	(86)
Exercise of stock options and warrants	290,283	—	425	—	—	—	425
Common stock issued	329,791	—	250	—	—	—	250
Costs related to issuance of common stock	—	—	(57)	—	—	—	(57)
Stock-based compensation	—	—	792	—	—	—	792
Tax deduction from stock option exercise	—	—	130	—	—	—	130
Preferred stock dividends	—	—	(64)	—	—	—	(64)
BALANCE AT DECEMBER 31, 2006	20,925,134	$2	$29,747	$—	$(111)	$(6,429)	$23,209

See accompanying notes to consolidated financial statements.

GUIDELINE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31
(in thousands)

	2006	2005	2004

Cash flows from operating activities:
Net income (loss)	$1,034	$452	$(1,945)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,550	1,350	931
Provision for doubtful accounts	135	85	129
Deferred income taxes	161	211	—
Stock-based compensation from option grants	792	631	596
Impairment on investment	—	—	96
Non-cash interest	152	117	1,357
Equity loss on investment	34	177	94
Gain on elimination of repurchase option	(21)	—	—
Gain on sale of investment	(146)	(226)	(92)
Cumulative effect of accounting change	(96)	—	—
Application of SAB No. 108	(447)	—	—
Changes in assets and liabilities:
Increase in accounts receivable	(976)	(1,031)	(154)
Decrease (increase) in prepaid expenses and other current assets	76	612	(320)
Decrease (increase) in other assets	(82)	136	(155)
Increase (decrease) in unearned retainer income	40	418	(140)
Decrease in other liabilities	(352)	(58)	(126)
Increase (decrease) in accounts payable and accrued expenses	1,688	(159)	(1,349)
Net cash provided by (used in) operating activities	3,542	2,715	(1,078)

Cash flows from investing activities:
Purchase of Guideline Research	—	—	(1,127)
Purchase of Teltech	—	—	(441)
Purchase of Atlantic	(10)	(3,696)	—
Purchase of Signia	(10)	(3,645)	—
Deferred consideration related to purchase of Guideline Research	—	(2,160)	—
Deferred consideration related to purchase of Atlantic	(500)	—	—
Deferred consideration related to purchase of Signia	(280)	—	—
Capital expenditures	(774)	(431)	(532)
Purchase of minority interest	(100)	—	—
Sale of securities	(87)	—	67
Net cash used in investing activities	(1,587)	(9,932)	(2,033)

Cash flows from financing activities:
Principal borrowings under notes payable, net of closing costs	1,500	8,500	200
Principal payments under notes payable	(3,505)	(2,450)	(5,576)
Proceeds from exercise of stock options and warrants	425	172	45
Issuance of common stock	—	—	13,500
Costs related to issuance of common stock	(57)	(22)	(1,332)
Payments under capital leases	(66)	(96)	(28)
Proceeds from satisfaction of employee loan	—	50	—
Increase in deferred financing fees	(10)	(759)	—
Net cash (used in) provided by financing activities	(1,713)	5,395	6,809
Net increase (decrease) in cash and cash equivalents	242	(1,822)	3,698

Cash and cash equivalents at beginning of year	2,697	4,519	821
Cash and cash equivalents at end of year	$2,939	$2,697	$4,519

See accompanying notes to consolidated financial statements.

GUIDELINE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(1)	ORGANIZATION AND NATURE OF OPERATIONS

GUIDELINE, INC. and its wholly-owned subsidiaries (collectively, "Guideline" or the "Company") is a single-source provider of customized business research and analysis. Through its end-to-end continuum of On-Demand Business Research, Custom Market Research, Strategic Intelligence and Product Development Intelligence, its research analysts create integrated solutions that enable clients to make informed decisions to address their critical business needs. The Company serves nearly all major industries, including healthcare and pharmaceuticals, financial services, advertising and professional services, industrial, consumer and retail, food and beverage, media and entertainment and chemicals. In many cases, the Company functions as its customers’ primary information and business intelligence resource on an outsourced basis, especially among the growing universe of companies that have downsized their internal research staffs and information resources. In other cases, the Company serves as a reliable supplemental resource to customers’ internal capabilities.

On March 13, 2006, by majority shareholder approval, the Company changed its name from FIND/SVP, Inc. to Guideline, Inc. to better communicate its strategy of guiding customers through their strategic business research and consulting needs.

The Company is organized into four business segments: On-Demand Business Research, which is a subscription-based service that functions like an in-house corporate research center for its customers; Strategic Intelligence, which provides in-depth custom research and competitive intelligence services for larger projects; Custom Market Research, which provides full service custom market research services, such as large-scale consumer surveys; and Product Development Intelligence, which provides a full range of outsourced information and consulting services to customers in R&D and related technical sectors. Upon its acquisition in 2005, Signia’s operations and financial results were integrated into the business segment known as Strategic Intelligence. Upon its acquisition in 2005, Atlantic’s operations and financial results were integrated into the business segment known as Custom Market Research.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Guideline, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

The Company recognizes software development costs on its website development and cost tracking systems in accordance with EITF 00-02, “Accounting for Website Development Costs” and Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, respectively. Accordingly, the Company expenses all costs incurred that relate to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and recognized over the product’s estimated useful life if the product is expected to have a useful life beyond one year. Costs associated with repair or maintenance of the existing site is expensed as incurred. The Company capitalized approximately $229,000 and $146,000 of internal development and internal use software costs during the years ended December 31, 2006 and 2005, respectively.

GOODWILL AND INTANGIBLES

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized. Instead, goodwill is evaluated for impairment using a two-step process that is performed at least annually and whenever events or circumstances indicate impairment may have occurred. The first step is a comparison of the fair value of an internal reporting unit with its carrying amount including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, a second test is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of the goodwill is greater than the implied value, an impairment loss is recognized for the difference. The implied value of the goodwill is determined as of the test date by performing a purchase price allocation as if the reporting unit had just been acquired, using currently estimated fair values of the individual assets and liabilities of the reporting unit, together with an estimate of the fair value of the reporting unit taken as a whole. The estimate of the fair value of the reporting unit is based upon information available regarding prices of similar groups of assets, or other valuation techniques including present value techniques based upon estimates of future cash flow. The Company performs this test annually during its fiscal third quarter.

At December 31, 2006, there is $21,322,000 of goodwill on the balance sheet, for which no impairment has been identified.

Intangible Assets, including customer relationships, trademarks and other intangible assets are amortized over their estimated useful lives unless they are deemed to have indefinite useful lives. Upon the adoption of SFAS 142, intangible assets deemed to have indefinite useful lives, such as trade names, are not amortized and are subject to annual impairment tests. An impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. For other intangible assets subject to amortization, an impairment is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset (see “Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, below). These assets are tested for impairment if a triggering event, as defined, occurs. No such events occurred in 2006 or 2005. As of December 31, 2006, there are intangible assets of $2,137,000 on the balance sheet. Amortization of intangible assets for the years ended December 31, 2006, 2005 and 2004 amounted to $385,000, $297,000 and $135,000, respectively.

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

In computing basic earnings per share for the years ended December 31, 2006, 2005 and 2004, the difference between basic and diluted number of shares outstanding is as follows:

	Year ended December 31,
	2006	2005	2004
Basic number of common shares	20,677,503	20,045,754	17,212,834
Effect of dilutive securities:
Warrants	—	909,589	—
Restricted common shares	—	240,897	—
Stock options	—	435,232	—
Diluted number of common shares	20,677,503	21,631,472	17,212,834

Options, warrants and redeemable convertible preferred shares, including accrued preferred dividends, to purchase 7,789,908, 6,331,445 and 8,449,240 common shares during the years ended December 31, 2006, 2005 and 2004, respectively, were anti-dilutive and were therefore excluded from the computation of diluted earnings per share.

REVENUE RECOGNITION

The Company’s subscription services are provided under two different types of subscription contracts - retainer contracts and deposit contracts. Retainer contracts, which are used primarily by On-Demand Business Research, charge customers fixed monthly subscription fees to access On-Demand Business Research services, and revenues are recognized ratably over the term of each subscription. Retainer fees are required to be paid in advance by customers on either a monthly, quarterly or annual basis, and all billed amounts relating to future periods are recorded as an unearned retainer income, a liability on the Company’s balance sheet. In the case of deposit contracts, which are used primarily by the Product Development Intelligence segment, a customer pays a fixed annual fee, which entitles it to access any of the Company’s service offerings throughout the contract period, up to the total amount of the annual deposit fee. Since deposit account customers can “spend” their contract fee at any time within the annual contract period, deposit account revenues are only recognized within the contract period as services are actually provided to customers, with any unused deposit amounts recognized as revenue in the final month of the contract. As with retainer fees, deposit contract fees are required to be paid in advance, primarily annually, and any billed amounts relating to future periods are recorded as unearned retainer income, as a current liability on the Company’s balance sheet.

With regard to the Company’s non-subscription based services, including custom market research, in-depth consulting and outsourced information services, revenues are recognized primarily on a percentage-of-completion basis using the costs to total estimated costs method. The Company typically enters into discrete contracts with customers for these services on a project-by-project basis. Payment milestones differ from contract to contract based on the client and the type of work performed. Generally, the Company invoices a client for a portion of a project in advance of work performed, with the balance invoiced throughout the fulfillment period and/or after the work is completed. However, revenue and costs are only recognized to the extent of each contract’s percentage-of-completion. Any revenue earned in excess of billings is recorded as a current asset on the Company’s balance sheet, while any billings in excess of revenue earned, which represent billed amounts relating to future periods, are recorded as unearned revenue, a current liability on the Company’s balance sheet. Losses on such contracts are recognized when probable.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes all highly liquid investments with original maturities of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used in estimating the fair value of financial instruments:

The carrying values reported in the balance sheets for cash, accounts receivable, prepaid expenses, other current assets, non-marketable equity securities, accounts payable and accrued expenses approximate fair values due to the short term nature of these items.

The fair value of notes payable considered to be senior debt, which approximates its carrying value, is estimated based on the current rates offered to us for debt of the same remaining maturities.

STOCK-BASED EMPLOYEE COMPENSATION COSTS

In 2004, the Company adopted the fair value method of accounting for stock based compensation prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”, under the modified prospective method. The Company currently records compensation expense based upon the fair value of stock-based awards (both restricted stock and stock options). In 2004, the Company recorded a transition adjustment upon adoption of SFAS No. 123 of $13,000 related to long-term deferred tax assets.

In December 2004, the FASB issued the revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS 123 (R)”), which the Company adopted on January 1, 2006. SFAS 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the requisite service period, generally as the award vests. As a result of adopting SFAS 123(R), the Company recognized an after-tax gain of $96,000 ($96,000 pre-tax), with an impact on basic and diluted earnings per share of $0.00, as the cumulative effect of a change in accounting principle attributable to the requirement to estimate forfeitures at the grant date instead of recognizing them as incurred. The adoption of SFAS 123(R) did not otherwise have a material effect on the consolidated financial statements for the year ended December 31, 2006.

APPLICATION OF SAB NO. 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a Rollover and Iron Curtain approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The Company has historically used the Rollover Method. The provisions of SAB No. 108 are effective for the Company for the year ended December 31, 2006. In connection with the application of SAB No. 108, the Company has recorded a $447,000 charge to retained earnings which relates to (i) a $300,000 overstatement of deferred tax assets for miscellaneous adjustments that accumulated over several previous years and, (ii) a $147,000 understatement of accrued expenses related to travel costs as of December 31, 2005. (See Note 10).

NEW ACCOUNTING PRINCIPLES

The FASB issued SFAS Statement No. 157 (“SFAS No. 157”), “Fair Value Measurements,” in September 2006. This standard provides guidance on how to measure fair value where it is permitted or required under other accounting pronouncements. SFAS No. 157 also requires additional disclosures about fair value measurements. The Company will adopt SFAS No. 157 on January 1, 2008, and is currently assessing the impact of this standard.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“ FIN 48”), which will become effective for the Company on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company is currently evaluating the impact, if any, of the adoption of FIN 48 on its financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Accounting principles generally accepted in the United States has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 159 on its financial statements.

RECLASSIFICATIONS

Certain prior year deferred tax asset and liability balances have been reclassified to conform to current year presentation.

(3)	ACQUISITIONS

Atlantic Research & Consulting

On April 1, 2005, the Company acquired all of the capital stock of Atlantic Research & Consulting, Inc. as per the Stock Purchase Agreement (the “Atlantic Purchase Agreement”) between the Company and Peter Hooper (“Hooper”), as the sole stockholder of Atlantic. The consideration for this acquisition consisted of $3,600,000 in cash paid at closing, 312,598 shares of common stock, and an aggregate of up to $2,250,000 in deferred consideration payable in cash over three years, which deferred payments are contingent upon Atlantic achieving certain prescribed amounts of EBITDA (as defined in the Atlantic Purchase Agreement). If EBITDA for the three-year period beginning on March 1, 2005 exceeds $3,300,000, Hooper will also receive additional deferred consideration equal to the amount of such excess multiplied by 0.50. As of December 31, 2006, the Company paid $500,000 in cash and issued 179,791 shares of unregistered Common Stock valued at $250,000, which represents the Year One Deferred Consideration (as defined in the Atlantic Purchase Agreement) earned, the payment of which is not contingent upon Hooper’s continued employment with the Company, and therefore, was recorded as additional goodwill. During 2006, the Company also paid $10,000 in cash related to previously accrued transaction fees. As of December 31, 2006, the Company has accrued approximately $750,000, which represents the estimated Year Two Deferred Consideration earned as of that date.

Atlantic, headquartered in Boston, Massachusetts, provides quantitative and qualitative custom market research, focusing on financial services, management consulting, health care, and public sectors.

Simultaneously with the Company’s acquisition of Atlantic, Atlantic entered into new employment agreements with Hooper and two other senior executives of Atlantic.

The consideration paid to date for this acquisition consisted of the following:

•	Approximately $4,223,000 paid in cash (including $500,000 of deferred consideration paid, $174,000 of transaction costs paid and net of cash acquired of $51,000); and

•
492,389 unregistered shares of the Company’s Common Stock, valued at $752,000. In accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” (“EITF 99-12”), the market prices used in the valuation of these unregistered shares covered two days before, the day of, and two days after the date the terms of the acquisition were announced publicly.

The Company’s acquisition of Atlantic was financed at closing with the combination of (i) funds borrowed upon the closing of a Senior Secured Credit Facility with the Lender, and (ii) cash on hand.

Signia Partners

On April 1, 2005, the Company acquired all of the capital stock of Signia Partners Incorporated as per the Stock Purchase Agreement (the “Signia Purchase Agreement”) between the Company and Charles Douglas House (“House”), as the sole stockholder of Signia. The consideration for this acquisition consisted of approximately $3,400,000 in cash paid at closing (after taking into account certain closing adjustments), 187,559 shares of common stock, and an aggregate of up to $1,400,000 in deferred consideration payable in cash over three years, which deferred payments are contingent upon Signia achieving certain prescribed amounts of Adjusted EBITDA (as defined in the Signia Purchase Agreement). If aggregate Adjusted EBITDA for the three-year period beginning on February 1, 2005 exceeds $2,550,000, House will also receive additional deferred consideration equal to the amount of such excess multiplied by 0.25. As of December 31, 2006, the Company paid $280,000 in cash, which represents the One Year Deferred Consideration (as defined in the Signia Purchase Agreement) earned, the payment of which is not contingent upon House’s continued employment with the Company, and therefore, was recorded as additional goodwill. During 2006, the Company also paid $10,000 in cash related to previously accrued transaction fees. As of December 31, 2006, the Company has accrued approximately $280,000, which represents the estimated Two Year Deferred Consideration earned as of that date.

Signia, headquartered just outside of Washington, D.C., is a provider of in-depth business research and fact-based decision support, focusing on the financial services, health care and consumer sectors.

Simultaneously with the Company’s acquisition of Signia, Signia entered into new employment agreements with House and two other senior executives of Signia.

The consideration paid to date for this acquisition consisted of the following:

•	Approximately $3,952,000 paid in cash (including $280,000 of deferred consideration paid, $283,000 of transaction costs paid and net of cash acquired of $11,000); and

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

The following table sets forth the components of the purchase price for the Atlantic and Signia acquisitions:

	Atlantic	Signia	Total
Cash paid (including transaction costs, net of cash acquired)	$4,223,000	$3,952,000	$8,175,000
Accrued estimate of deferred consideration and transaction costs	750,000	280,000	1,030,000
Deferred tax liability	458,000	302,000	760,000
Common stock issued to sellers	752,000	301,000	1,053,000
Total purchase consideration	$6,183,000	$4,835,000	$11,018,000

The following table summarizes the amounts allocated to the acquired assets and assumed liabilities. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. The value reflected in these elements of the purchase price do not meet the definition of an intangible asset under FAS 141 and is reflected in goodwill. The valuation of acquired intangible assets was determined by management with the assistance of an independent appraisal firm. The purchase price allocations have been finalized with the exception of deferred consideration for Atlantic and Signia which will be determined for the periods ending March 31, 2007 and 2008. The significant assumptions used in the valuations included factors affecting the duration, growth rates and amounts of future cash flows for each income stream, specifically: the future economic outlook for the industry, risks involved in the business, and the impact of competitive changes.

	Atlantic	Signia	Total
Current assets	$741,000	$823,000	$1,564,000
Property and equipment	230,000	52,000	282,000
Other assets	—	9,000	9,000
Liabilities assumed, current	(580,000)	(418,000)	(998,000)
Liabilities assumed, non-current	(20,000)	(377,000)	(397,000)
Fair value of net assets acquired	371,000	89,000	460,000
Goodwill	4,717,000	4,024,000	8,741,000
Amortizable intangible assets	830,000	529,000	1,359,000
Indefinite-lived intangible assets	265,000	193,000	458,000
Total purchase consideration	$6,183,000	$4,835,000	$11,018,000

Amortizable intangible assets, which generally include customer lists and non-compete agreements, are amortized over a period of 7 and 5 years, respectively.  Indefinite-lived intangible assets represent trade name intanible assets.

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

Pro Forma Results of Operations

Pro forma twelve months ended December 31, 2005
(unaudited)
Total revenue	$45,519,000
Net income	$402,000
Income per share attributable to common shareholders:
Basic and diluted	$0.02

(4)	EQUIPMENT, SOFTWARE DEVELOPMENT AND LEASEHOLD IMPROVEMENTS, NET

At December 31, 2006 and 2005, equipment, software development and leasehold improvements consist of the following:

	2006	2005
Furniture, fixtures and equipment	$9,255,000	$8,624,000
Software development	3,150,000	3,432,000
Leasehold improvements	2,430,000	2,367,000
	14,835,000	14,423,000
Less: accumulated depreciation and amortization	12,607,000	11,851,000
	$2,228,000	$2,572,000

The decrease in software development from 2005 to 2006 resulted from a $324,000 write-off of the Company’s old website (www.findsvp.com), partially offset by the costs of developing the new website (www.guideline.com).

Depreciation expense amounted to approximately $1,122,000, $1,009,000 and $740,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

(5)	GOODWILL AND INTANGIBLES

Goodwill:

The changes in the carrying amount of goodwill for the year ended December 31, 2006 and 2005 are as follows:

	On-Demand Business Research	Strategic Intelligence	Custom Market Research	Product Development Intelligence
	Segment	Segment	Segment	Segment	Total

Balance as of January 1, 2005	$—	$50,000	$7,409,000	$4,755,000	$12,214,000
Goodwill related to acquisition of Atlantic	—	—	2,749,000	—	2,749,000
Goodwill related to acquisition of Signia	—	3,152,000	—	—	3,152,000
Contractual earnout adjustment	—	—	130,000	—	130,000

Balance as of December 31, 2005	—	3,202,000	10,288,000	4,755,000	18,245,000
Additional transaction costs related to acquisition of Atlantic	—	—	10,000	—	10,000
Additional transaction costs related to acquisition of Signia	—	10,000	—	—	10,000
Adjustment related to deferred taxes	—	302,000	695,000	—	997,000
Contractual earnout adjustment	—	560,000	1,500,000	—	2,060,000
Balance as of December 31, 2006	$—	$4,074,000	$12,493,000	$4,755,000	$21,322,000

Intangibles:

The table below represents the gross carrying amount, accumulated amortization, and amortization expense related to the Company’s intangible assets:

	Gross Carrying	Accumulated
	Amount	Amortization

Amortized intangible assets as of December 31, 2005
Customer relationships and non-compete agreements	$2,307,000	$(515,000)

Amortized intangible assets as of December 31, 2006
Customer relationships and non-compete agreements	$2,307,000	$(900,000)

Aggregate Amortization Expense:

For the year ended December 31, 2004	$135,000
For the year ended December 31, 2005	$297,000
For the year ended December 31, 2006	$385,000

Estimated Amortization Expense:

For the year ending December 31, 2007	$385,000
For the year ending December 31, 2008	$385,000
For the year ending December 31, 2009	$385,000
For the year ending December 31, 2010	$385,000

(6)	OTHER ASSETS

At December 31, 2006 and 2005, other assets consist of the following:

	2006	2005
Deferred charges, net	$97,000	$63,000
Security deposits	145,000	196,000
Minority interest investment	123,000	292,000
Domain name	26,000	26,000
Marketable equity securities	61,000	59,000
Deferred rent	—	30,000
Cash surrender value of life insurance	127,000	127,000
Other	6,000	41,000
	$585,000	$834,000

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

In June 2004, 75% (or 3,750 shares) of the preferred shares held by the Company in idealab! were redeemed for $66,806. As of December 31, 2006 and 2005, the carrying value of these remaining preferred share securities is $23,000 which is included in Minority interest investment in the table above. Since the idealab! preferred shares continue to be an investment in a start-up enterprise, it is reasonably possible in the near term that our estimate of the net realizable value of the preferred shares could be further reduced.

On September 29, 2004, the Company, Empire Media, LLC (“Empire”), and TripleHop Technologies, Inc. (“TripleHop”) (the Company, Empire, and TripleHop are hereinafter referred to individually as a "Member" and collectively as "Members"), entered into an Operating Agreement (the “Agreement”) in order to formally establish the FIND.COM LLC joint venture. FIND.COM LLC has been organized as a Delaware limited liability company, with the Company and Empire owning 47.5% each, and TripleHop owning the balance. In exchange for its 47.5% voting interest, the Company initially contributed $50,000 cash in March 2004 and will enter into a license agreement with FIND.COM LLC related to FIND.COM LLC’s use of the “find.com” URL. In exchange for its 47.5% voting interest, Empire contributed $100,000 cash and will enter into a license agreement with FIND.COM LLC related to FIND.COM LLC’s rights to publish Empire produced content. In exchange for its 5.0% non-voting interest, TripleHop entered into a license agreement with FIND.COM LLC related to FIND.COM LLC’s use of the underlying software which serves as the core search functionality powering the “find.com” website.

FIND.COM LLC was formed for the purpose of developing, launching, owning and operating a business-focused Internet search portal utilizing the "find.com" URL, to provide search-initiated access to proprietary content and generic World Wide Web-based search results; the site is intended to be advertising supported in whole or in part, and content shall be free and/or sold on a pay-per-view basis, or on such basis as FIND.COM LLC shall determine from time to time.

Subsequent to its initial investment, the Company contributed an additional $211,000 during 2004. During the year ended December 31, 2004, the Company recorded an unrealized loss of $94,000 on its investment in FIND.COM LLC. This represented the Company’s share of the net loss of FIND.COM LLC as of and for the year ended December 31, 2004. As of December 31, 2004, the Company’s investment in FIND.COM LLC was $167,000. The Company accounts for its investment in FIND.COM LLC under the equity method of accounting for investments.

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

During the years ended December 31, 2006 and 2005, the Company recorded a comprehensive loss of $86,000 (net of tax effect of $81,000) and $25,000, respectively, related to the change in the market value of its investment in Scientigo common stock. As a result, the Company’s investment in Scientigo was $49,000 as of December 31, 2006.

Scientigo had the option until May 28, 2006 to acquire the Company’s interest in Tigo Search for $700,000, payable $350,000 in cash and $350,000 in Scientigo Stock. On July 10, 2006, the Company and Scientigo entered into Amendment No. 1 to the Stock Repurchase Agreement (“Amendment No. 1”) and an allonge to a secured promissory note (“Amended Note”), whereby Scientigo was obligated to purchase the Company’s investment in Tigo Search by the earlier of (i) the date by which Scientigo raises $2,000,000 from certain debt and equity financing transactions, or (ii) October 10, 2006. The find.com URL and trademark license serve as collateral to secure obligations of Scientigo and Tigo Search under Amendment No. 1 and the Amended Note. The Company’s carrying value of its interest in Tigo Search was $269,000 as of December 31, 2005. The Company’s carry value was initially reduced by the fair value of a written option of approximately $21,000. As of December 31, 2006 the fair value of the written option was $0 because Scientigo is obligated to purchase the Company’s investment in Tigo Search. The Company recorded the adjustment to the fair value of the option as a component of other income. Furthermore, the Company recorded an equity loss on investment of $34,000, representing its share of Tigo Search’s loss for the year ended December 31, 2006. During 2006, the Company received $87,000 in cash and shares of Scientigo stock valued at $205,000, representing the Company’s portion of the net proceeds from the Stock Repurchase Agreement, and recorded a net gain of $146,000 on its investment in Tigo.

In December 2006, the Company received 290 shares of common stock from Armstrong World Industries as payment on outstanding invoices. As of December 31, 2006, these shares are recorded at their market value of $12,000, and are included within marketable equity securities in other assets.

In August 2006, the Company made a $100,000 investment for a minority interest of 5.3% in DataBanq LLC (“Databanq”), a provider of search engine optimization strategies. The Company accounts for its investment in Databanq under the cost method. This investment is included in minority interest investment in the table above.

In August 2006, the Company received approximately $626,000, representing its share of the initial distribution of proceeds from the sale of Strategic Research Institute LLC (“SRI”). There is the possibility that future proceeds may be received from funds held in escrow reserved for possible claims against the seller’s representations and warranties. The Company cannot determine at this time whether such proceeds will be received or what amount they could be. This distribution was recorded as a gain on sale of investments during the year ended December 31, 2006.

Amortization of deferred charges, relating to purchases of information databases, was $43,000 and $44,000 for the years ended December 31, 2006 and 2005, respectively.

(7)	COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to ordinary routine litigation incidental to its normal business operations. The Company is not currently a party to, and its property is not subject to, any material legal proceedings. However, in the future, the Company or its property may become subject to litigation, which if decided adversely to the Company, may have a material adverse effect on the Company.

The Company’s leases of office space include standard escalation clauses. Rental expense under leases for office space was $1,901,000, $1,791,000 and $2,105,000 in 2006, 2005 and 2004, respectively.

The future minimum lease payments under non-cancellable operating leases as of December 31, 2006 were as follows:

Year ending December 31
2007	$1,452,000
2008	1,304,000
2009	1,367,000
2010	1,266,000
2011	1,143,000
Thereafter	1,525,000
Total minimum lease payments	$8,057,000

(8)	ACCRUED EXPENSES

Accrued expenses at December 31, 2006 and 2005 consisted of the following:

	2006	2005
Accrued bonuses and employee benefits	$2,196,000	$1,707,000
Accrued earnout	1,030,000	—
Accrued expenses incurred on behalf of clients	414,000	229,000
Current income taxes payable	202,000	—
Accrued electronic content costs	201,000	150,000
Accrued rent	70,000	—
Accrued severance	53,000	154,000
Accrued interest	32,000	73,000
Accrued SVP royalty	14,000	17,000
Other accrued expenses	214,000	(12,000)
	$4,426,000	$2,318,000

During 2006 and 2005, the Company recorded additional accruals of $52,000 and $778,000, respectively, under a severance plan approved by the Board of Directors and communicated to employees. In 2006 and 2005, the Company paid $153,000 and $1,102,000 related to both severance plans. As of December 31, 2006, a balance of $53,000 remains accrued.

During 2004, the Company formally abandoned its lease for one of its three New York City locations. This lease had been substantially unutilized by the Company during 2004. As a result, the Company recorded a charge to earnings of $530,000 during the second quarter of 2004, representing the total value of all remaining rent and commercial rent tax obligations, and the amortization of remaining leasehold improvements which was included in selling, general and administrative expenses. In 2005, the Company was released from its lease of the space, and the remaining accrual of $37,000 was reversed and recorded as a reduction of rent expense at that time.

(9)	NOTES PAYABLE

Notes payable as of December 31, 2006 and 2005 consist of the following:

	2006	2005
Bank borrowings under Term Facility	$3,150,000	$4,050,000
Bank borrowings under Revolving Facility	1,000,000	2,000,000
Borrowings under financing agreements:
$344,000 Note Payable with vendor, at 9% interest, due December 31, 2008	239,000	344,000
Total notes payable	4,389,000	6,394,000
Less current installments	2,005,000	3,005,000
Notes payable, excluding current installments	$2,384,000	$3,389,000

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

As of December 31, 2006, $3,150,000 remains outstanding under the Term Facility, and $1,000,000 remains outstanding under the Revolving Facility. Accrued but unpaid interest related to the Term Facility and Revolving Facility was approximately $32,000 and $73,000 as of December 31, 2006 and 2005, respectively. The Term Facility bears interest at LIBOR plus 3%, which was 8.35% and 7.05% at December 31, 2006 and 2005, respectively, based on the LIBOR contracts in effect at that time. The Revolving Facility bears interest at LIBOR plus 2.75%, which was 8.10% and 7.17% at December 31, 2006 and 2005, respectively, based on the LIBOR contracts that were in effect at that time. Interest expense related to the Term Facility was $292,000 and $186,000 for the years ended December 31, 2006 and 2005, respectively. Interest expense related to the Revolving Facility was $109,000 and $88,000 for the years ended December 31, 2006 and 2005, respectively. During 2005, the Company incurred $760,000 in closing and other transaction costs related to the Senior Secured Facilities, which are amortized to interest expense over the duration of the Term Facility. Amortization of deferred financing fees was $152,000 and $113,000 for the years ended December 31, 2006 and 2005, respectively, and is included in interest expense.

Loans under the Revolving Facility will be made available until the earlier of (i) April 1, 2008, and (ii) the date of termination of the commitment of the Lender to make revolving credit loans and of the obligation of the Lender to make letter of credit extensions.

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

The Company received a waiver from Fleet National Bank as of December 31, 2006 with respect to the Net Income covenant of the Credit Agreement, but was in compliance with all other covenants. The Company expects to be in compliance with all covenants in 2007.

DEBT AGREEMENT WITH VENDOR

In November 2005, the Company entered into a loan agreement with a vendor for the purchase of a customer relationship management system. The loan agreement is for $343,957 plus interest at a rate of 9% per annum, to be paid over a 36-month period, in monthly installments of $10,938, with the first payment due in January 2006. As of December 31, 2006, $239,000 remains outstanding under this agreement.

(10)	SHAREHOLDERS’ EQUITY

SALE OF COMMON STOCK

On May 10, 2004 (the “Closing Date”), the Company raised $13,500,000 through a private placement of (i) 6,000,000 shares of the Company’s Common Stock, and (ii) warrants to purchase an aggregate of 3,000,000 shares of Common Stock. The Company sold these shares and warrants through 6,000,000 units at $2.25 per unit, with each unit consisting of one share of Common Stock and one warrant to purchase one-half of one share of Common Stock at an exercise price of $3.00 per full share. The warrants are exercisable at any time before May 10, 2009. The net proceeds of the sale of the Common Stock and the warrants were partially used by the Company to pay off its debt of approximately $5.6 million, and is also intended to be used for working capital and general corporate purposes, including the financing of potential acquisitions. Transaction costs related to the private placement were approximately $1,411,000, which were recorded in capital in excess of par value as a partial offset against gross proceeds received from the private placement. The fair value of the warrants as of the Closing Date of approximately $3,231,000 was determined using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate range of 3.95%, volatility of 46% and an expected life of 5 years.

COMMON STOCK WARRANTS

During July 2006, 289,089 warrants, previously issued during a private placement in 2003, were exercised at an exercise price of $1.47 per share. The Company received approximately $425,000 in proceeds from these exercises. Also in July 2006, 519,204 warrants expired without being exercised.

At December 31, 2006 and 2005, warrants to purchase 4,167,222 and 4,975,515, respectively, of the Company’s common shares remain outstanding at exercise prices ranging from $0.01 to $3.00.

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

The Company utilizes the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. Stock options granted have exercise prices equal to the market price of the Company’s common stock on the date of grant. The principal assumptions utilized in valuing options and our methodology for estimating such model inputs include: 1) risk-free interest rate - estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the options, 2) expected volatility - estimate is based on the historical volatility of the Company’s common stock for the five years preceding the award date and 3) expected option life - estimate is based on internal studies of historical experience and projected exercise behavior of employees and specific option characteristics, including the effect of employee terminations.

The per share weighted-average fair value of stock options granted during 2006, 2005 and 2004 was $0.73, $0.85 and $1.53, respectively. Such amounts were determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2006	2005	2004
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.30% to 4.88%	3.12% to 3.24%	3.24% to 3.81%
Volatility	67.09% to 70.00%	76.80% to 77.39%	88.60% to 96.40%
Expected life	5 years	5 years	5 years

Stock based compensation expense was $792,000, $631,000 and $596,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006, there was approximately $634,000 of total unrecognized compensation cost related to the nonvested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over a period of 4 years.

Activity under the stock option plans is summarized as follows:

	Available for grant	Options Granted	Weighted average exercise price	Weighted average grant date fair value
January 1, 2004	1,411,438	2,643,400	$1.06	$0.72
Granted	(857,750)	857,750	2.13	1.53
Exercised	—	(187,121)	0.85	0.42
Cancelled	472,978	(472,978)	1.74	1.09
December 31, 2004	1,026,666	2,841,051	0.99	0.92
Granted	(219,750)	219,750	1.33	0.85
Exercised	—	(405,250)	0.43	0.26
Cancelled	270,400	(270,400)	1.71	1.23
December 31, 2005	1,077,316	2,385,151	1.38	0.98
Additional shares authorized under the Plan	1,250,000	—	—	—
Granted	(78,750)	78,750	1.50	0.73
Exercised	—	(1,194)	0.87	0.50
Cancelled	79,110	(79,110)	2.05	1.46
No longer available under the 1996 Plan	(576,090)	—	—	—
December 31, 2006	1,751,586	2,383,597	$1.36	$0.96
Exercisable at December 31, 2006		1,964,538	$1.27	$0.91
Exercisable at December 31, 2005		1,722,734	$1.21	$0.86
Exercisable at December 31, 2004		1,888,208	$1.01	$0.70

	Outstanding				Exercisable
Range	Number of options	Weighted average exercise price	Aggregate intrinsic value at December 31, 2006	Remaining average contractual life in years	Number of options	Weighted average exercise price	Aggregate intrinsic value at December 31, 2006	Remaining average contractual life in years

$0.41 - $0.50	364,200	$0.41	$443,046	4.84	364,200	$0.41	$443,046	4.84
$0.63 - $0.83	224,950	$0.79	188,607	4.37	224,950	$0.79	188,607	4.37
$0.97 - $1.40	816,475	$1.18	366,531	4.41	756,942	$1.19	336,565	4.41
$1.42 - $1.84	555,000	$1.58	40,315	6.39	336,230	$1.60	20,280	6.39
$1.90 - $3.69	422,976	$2.54	—	5.95	282,216	$2.60	—	5.95
	2,383,601		$1,038,499		1,964,538		$988,498

During 2006, options to purchase 78,750 shares of common stock were granted under the 2003 Incentive Plan at an exercise price of $1.50. The options issued qualified as incentive stock options whereby the prices of the options were at fair market value at the time of grant.

During 2005, options to purchase 219,750 shares of common stock were granted under the 2003 Incentive Plan at prices ranging from $1.03 to $1.48. The options issued qualified as incentive stock options whereby the prices of the options were at fair market value at the time of grant.

During 2004, options to purchase 857,750 shares of common stock were granted under the 1996 Plan and the 2003 Incentive Plan at prices ranging from $1.40 to $2.60. The options issued qualified as incentive stock options whereby the prices of the options were at fair market value at the time of grant.

RESTRICTED STOCK

In January 2005, 100,000 shares of restricted stock, with a grant-date fair value of $1.12 per share, were granted to the Company’s Chief Executive Officer under the 2003 Incentive Plan. In January 2006, an additional 150,000 shares of restricted stock, with a grant-date fair value of $0.70 per share, were granted under the 2003 Incentive Plan. In July 2006, an additional 48,528 shares of restricted stock, with a grant-date fair value of $1.49 per share, were granted under the 2003 Incentive Plan. These shares were calculated at fair value on the date of grant, and are being amortized over a vesting period of three years. Compensation expense related to these shares was $106,000 and $53,000 for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, there was $130,000 of total unrecognized compensation cost related to the nonvested portion of these awards. The above shares are only issued upon the request of the recipient. As of December 31, 2006, none of the above shares have been issued.

In January 2005, 25,000 shares of restricted stock, with a grant-date fair value of $1.12 per share, were granted to the Company’s Chief Financial Officer under the 2003 Incentive Plan. In January 2006, an additional 50,000 shares of restricted stock, with a grant-date fair value of $0.70 per share, were granted under the 2003 Incentive Plan. In July 2006, an additional 16,415 shares of restricted stock, with a grant-date fair value of $1.49 per share, were granted under the 2003 Incentive Plan. These shares were calculated at fair value on the date of grant, and are being amortized over a vesting period of three years. Compensation expense related to these shares was $33,000 and $13,000 for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, there was $41,000 of total unrecognized compensation cost related to the nonvested portion of these awards. The above shares are only issued upon the request of the recipient. As of December 31, 2006, none of the above shares have been issued.

During 2004, 100,000 shares of restricted stock, with a grant-date fair value of $2.55 per share, were granted to the Company’s Chief Operating Officer under the 2003 Incentive Plan. In July 2005, an additional 50,000 shares of restricted stock, with a grant-date fair value of $0.50 per share, were granted. In July 2006, an additional 206,203 shares of restricted stock, with a grant-date fair value of $1.49 per share, were granted under the 2003 Incentive Plan. These shares were calculated at fair value on the date of grant, and are being amortized over the vesting period of four years. Compensation expense related to these shares was $179,000, $79,000 and $47,000 for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, there was $239,000 of total unrecognized compensation cost related to the nonvested portion of these awards. The above shares are only issued upon the request of the recipient. As of December 31, 2006, 150,000 shares have been issued.

In July 2006, a total of 142,008 shares of restricted stock, with a grant-date fair value of $1.49 per share, were granted to the members of the Company’s Board of Directors and to two of the Company’s Senior Managing Directors under the 2003 Incentive Plan. These shares were calculated at fair value on the date of grant. The shares granted to the members of the Company’s Board of Directors are being amortized over the service period of one year. The shares granted to two of the Company’s Senior Managing Directors are being amortized over the vesting period of three years. Compensation expense related to these shares was $97,000 for the year ended December 31, 2006. As of December 31, 2006, there was $115,000 of total unrecognized compensation cost related to the nonvested portion of these awards. The above shares are only issued upon the request of the recipient. As of December 31, 2006, none of the above shares have been issued.

In August 2006, 10,000 shares of restricted stock, with a grant-date fair value of $1.45 per share, were granted to a member of the Company’s Board of Directors under the 2003 Incentive Plan. These shares were calculated at fair value on the date of grant, and are being amortized over the service period of one year. Compensation expense related to these shares was $7,000 for the year ended December 31, 2006. As of December 31, 2006, there was $8,000 of total unrecognized compensation cost related to the nonvested portion of these awards. The above shares are only issued upon the request of the recipient. As of December 31, 2006, none of the above shares have been issued.

REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company has authorized preferred stock consisting of 2,000,000 shares at $.0001 par value per share. The Preferred Stock is convertible into shares of the Company’s common stock one-for-one, subject to adjustment for certain dilutive issuances, splits and combinations. The Preferred Stock is also redeemable at the option of the holders of the Preferred Stock beginning April 1, 2009, at a redemption price of $1.50 per share, or $500,000 in the aggregate, plus all accrued but unpaid dividends. The holders of the Preferred Stock are entitled to receive cumulative dividends, prior and in preference to any declaration or payment of any dividend on the common stock of the Company, at the rate of 8% on the $500,000 redemption value, per annum, payable in cash or through the issuance of additional shares of Preferred Stock at the Company’s discretion. The holders of shares of Preferred Stock have the right to one vote for each share of common stock into which shares of the Preferred Stock could be converted into, and with respect to such vote, each holder of shares of Preferred Stock has full voting rights and powers equal to the voting rights and powers of the holders of the Company’s common stock. At December 31, 2006 and 2005, there were 333,333 shares of redeemable convertible preferred stock outstanding.

ADJUSTMENT TO BEGINNING RETAINED EARNINGS

As discussed in Note 2, the Securities and Exchange Commission issued SAB No. 108 which the Company adopted as of December 31, 2006. Prior to adopting SAB No. 108, the Company used the Rollover method to quantify unrecorded adjustments and considered all unrecorded adjustments to be immaterial in accordance with the Rollover method. However, when quantifying unrecorded adjustments under the Iron Curtain method, the Company has concluded that the unrecorded adjustment related to deferred tax assets was material and the unrecorded adjustment related to an under accrual of travel expenses should be recorded. The Company has recorded the cumulative effect of these unrecorded adjustments as an adjustment to retained earnings as of the beginning of 2006, as permitted under the transition provisions of SAB No. 108.

The nature of the adjustments and the impact on the Company’s consolidated balance sheet as of January 1, 2006 are presented below:
	Accrued expenses and other	Deferred tax assets	Retained earnings
Overstatement of deferred tax assets (1)	$--	$(300,000)	$(300,000)
Understatement of accrued expenses (2)	147,000	--	(147,000)
	$147,000	$(300,000)	$(447,000)

(1) The Company adjusted the tax basis of property, plant and equipment by reducing deferred tax assets as a result of an overstatement of these deferred tax assets that accumulated over several previous years.
(2) The Company recorded travel expenses incurred in 2005 as an expense in 2006 when these expenses were paid. If the criteria in SAB No. 108 were applied, these expenses should have been recorded in 2005.

The impact of these adjustments is summarized below:

	Previously Reported	Adjustment	As Adjusted
For the quarter ended March 31, 2006
Deferred tax assets	$1,057,000	$(300,000)	$757,000
Accrued expenses	3,100,000	(61,000)	3,039,000
Shareholders’ equity	21,606,000	(245,000)	21,361,000
Selling, general & administrative expenses	4,035,000	(61,000)	3,974,000
Net income attributable to shareholders	214,000	55,000	269,000
Earnings per share	0.01	0.00	0.01

For the quarter ended June 30, 2006
Deferred tax assets	$1,057,000	$(300,000)	$757,000
Accrued expenses	2,148,000	(11,000)	2,137,000
Shareholders’ equity	22,095,000	(290,000)	21,805,000
Selling, general & administrative expenses	4,337,000	(11,000)	4,326,000
Net income attributable to shareholders	354,000	10,000	365,000
Earnings per share	0.02	0.00	0.02

For the quarter ended September 30, 2006
Deferred tax assets	$1,057,000	$(300,000)	$757,000
Accrued expenses	2,181,000	14,000	2,195,000
Shareholders’ equity	23,555,000	(308,000)	23,247,000
Selling, general & administrative expenses	4,225,000	14,000	4,239,000
Net income attributable to shareholders	489,000	(8,000)	481,000
Earnings per share	0.02	0.00	0.02

(11)	INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	2006	2005	2004
Current:
Federal	$400,000	$402,000	$—
State and local	414,000	138,000	—
	$814,000	$540,000	$—
Deferred:
Federal	$(116,000)	$—	$(533,000)
State and local	98,000	—	(188,000)
Change in valuation allowance	$(18,000)	$—	$(721,000)
	$(635,000)	$(329,000)	$721,000
	$161,000	$211,000	$—

In 2004 a valuation allowance was provided for carryforward net operating losses, as the Company determined that it was more likely than not that such assets would not be realized during the carryforward period. During 2006 and 2005, there were releases of valuation allowance of $635,000 and $329,000, respectively, related to federal, state and local income taxes, as it was determined then that it was more likely than not that deferred tax assets will be fully realized during the carryforward period related to available net operating losses. Income tax provision (benefit) differs from the amount computed by multiplying the statutory rate to income before income taxes due to the following:

	2006	2005	2004
Income tax provision (benefit) at statutory rate	$385,000	$225,000	$(681,000)
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	(635,000)	(329,000)	721,000
State and local taxes (benefit), net of federal income tax benefit	366,000	92,000	(122,000)
Stock compensation expense	132,000	199,000	61,000
Nondeductible expenses	28,000	21,000	22,000
Other	(115,000)	3,000	(1,000)
	$161,000	$211,000	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2006 and 2005 are presented below:

	2006	2005
Current deferred tax assets:
Allowance for doubtful accounts	$41,000	$47,000
Severance and separation charges	42,000	72,000
Accrued bonus	287,000	210,000
Accrued royalty	—	7,000
Deferred tax assets acquired from Guideline Research	—	150,000
Other	1,000	—
Current deferred tax asset	371,000	486,000

Current deferred tax liabilities:
Deferred compensation	—	(100,000)
Cash to accrual liability assumed from Signia acquisition	(60,000)	(60,000)
Current deferred tax liability	(60,000)	(160,000)
Net current deferred tax asset	$311,000	$326,000

Long-term deferred tax assets:
Federal net operating loss carryforwards	$126,000	$467,000
State and local net operating loss carryforwards	—	337,000
Deferred compensation	—	66,000
Depreciation and amortization	369,000	838,000
Stock compensation expense	250,000	—
Investments	123,000	78,000
Other, net	(4,000)	25,000
Long-term deferred tax asset before valuation allowance	864,000	1,811,000
Valuation allowance	—	(635,000)
Long-term deferred tax asset after valuation allowance	864,000	1,176,000

Long-term deferred tax liabilities:
Stock compensation expense	—	(117,000)
Cash to accrual liability assumed from Signia acquisition	(236,000)	(236,000)
Non-deductible intangibles	(731,000)	—
Other, net	—	(141,000)
Total long-term deferred tax liabilities	(967,000)	(494,000)
Net long-term deferred tax (liability) asset	$(103,000)	$682,000

Long-term deferred tax liabilities of $103,000 as of December 31, 2006 are included in deferred compensation and other liabilities on the accompanying balance sheet.

Federal net operating loss carryforwards of $126,000 expire from 2020 to 2023.

(12)	EMPLOYEE BENEFITS AND DEFERRED COMPENSATION

EMPLOYEE BENEFIT PLANS

The Company sponsors several 401(k) and profit sharing plans under which eligible participants may elect to defer eligible compensation up to governmental limitations. Under the plan for Atlantic employees, the Company contributes 50% of employees’ contributions up to 4% of compensation. Under the plan for Signia employees, the Company contributes 100% of employees’ contributions on the first 3% of compensation and 50% on the next 2% of compensation. For all other employees, the Company contributes 20% of the employees’ contributions up to 1% of their annual compensation and may contribute additional profit sharing amounts at its discretion. Expense relating to the 401(k) and profit sharing plans was $132,000, $109,000 and $116,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

DEFERRED COMPENSATION

The Company had a deferred compensation arrangement with Andrew Garvin, the founder and former President of the Company. In November 2003, Mr. Garvin announced his early retirement as of December 31, 2003. The present value of the obligation as of December 31, 2003 was approximately $243,000. This was to be paid over the contractual term of 10 years, which began in January 2004. On September 29, 2004, the Company and Mr. Garvin executed Amendment No. 1 to the Separation Agreement dated as of December 31, 2003 in order to restructure the timing and reduced amount of certain deferred compensation payments. The remaining balance of $125,000 was paid during 2006.

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

Pursuant to the employment agreements described above, the Company has a salary commitment of $653,000 in the year ending December 31, 2007.

(13)	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes during the years ended December 31, 2006, 2005 and 2004 was as follows:

	2006	2005	2004
Interest	$472,000	$207,000	$64,000
Income taxes	$195,000	$14,000	$—

Non-cash operating activities:

In December 2006, the Company recorded taxes payable of $81,000 related to intangible tax amortization deductions.

In November 2005, as part of the consideration received on the sale of assets, the Company recorded a note receivable of $24,000.

In December 2004, the Company recorded a transition adjustment upon adoption of SFAS No. 123 of $13,000 related to long-term deferred tax assets.

Non-cash investing activities:

As of December 31, 2006, the Company has accrued $1,030,000 of deferred purchase price consideration.

In September 2006, the Company issued 179,791 shares of its Common Stock, valued at $250,000, representing the portion of One Year Deferred Consideration to be paid in shares of unregistered Common Stock to the former owner of Atlantic.

As of December 31, 2006 and 2005, the Company has accrued approximately $34,000, which represents unpaid transaction costs related to the acquisitions of Atlantic and Signia.

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

Non-cash financing activities:

During the year ended December 31, 2006, the Company recorded the cashless exercise of 5,250 options at prices ranging from $0.625 to $1.062, in exchange for 1,194 shares of common stock at prices ranging from $1.20 to $1.29.

During the year ended December 31, 2005, the Company recorded the exercise of 23,100 options at prices ranging from $0.50 to $1.062, in exchange for 9,750 shares of common stock at prices ranging from $1.15 to $1.54.

During the years ended December 31, 2006, 2005 and 2004, the Company recorded preferred dividends of $64,000, $40,000 and $40,000, respectively.

During the years ended December 31, 2006, 2005 and 2004, the Company recorded non-cash interest expense related to the amortization of deferred financing fees of $152,000, $113,000 and $223,000, respectively.

During 2004, the Company recorded additional accretion on redeemable common shares, issued in connection with the Guideline Research acquisition, of $113,000. These shares, valued at $1,090,000, were sold in private transactions during 2005.

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

(14)	SEGMENT REPORTING

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

	Years Ended December 31,
		(in thousands)
	2006	2005	2004
Revenues
On-Demand Business Research	$14,387	$15,850	$16,904
Strategic Intelligence	4,584	4,157	1,936
Custom Market Research	17,530	14,410	11,371
Product Development Intelligence	9,784	8,617	8,226
Total revenues	$46,285	$43,034	$38,437

Depreciation and amortization
On-Demand Business Research	$685	$963	$577
Strategic Intelligence	25	33	79
Custom Market Research	66	75	36
Product Development Intelligence	66	93	98
Total segment depreciation and amortization	842	1,164	790
Corporate and other [2]	708	186	141
Total depreciation and amortization	$1,550	$1,350	$931

Operating income (loss)
On-Demand Business Research	$1,124	$1,267	$1,357
Strategic Intelligence	818	586	164
Custom Market Research	2,832	1,380	1,160
Product Development Intelligence	1,236	762	922
Segment operating income	6,010	3,995	3,603
Corporate and other [1,2]	(5,093)	(3,012)	(3,859)
Operating income (loss)	$917	$983	$(256)

Income (loss) before taxes[1]
On-Demand Business Research	$1,124	$1,267	$1,357
Strategic Intelligence	825	594	164
Custom Market Research	2,845	1,378	1,023
Product Development Intelligence	1,233	760	782
Segment income before taxes	6,027	3,999	3,326
Corporate and other [2]	(4,928)	(3,336)	(5,271)
Income (loss) before taxes	$1,099	$663	$(1,945)

Total Assets
On-Demand Business Research	$1,653	$2,731
Strategic Intelligence	1,794	2,203
Custom Market Research	4,788	4,262
Product Development Intelligence	4,303	3,519
Total segment assets	12,538	12,715
Corporate and other [2]	27,328	25,127
Total assets	$40,166	$37,842

Capital Expenditures
On-Demand Business Research	$89	$133	$186
Strategic Intelligence	2	45	8
Custom Market Research	126	114	23
Product Development Intelligence	53	—	62
Total segment capital expenditures	270	292	279
Corporate and other [2]	504	139	253
Total capital expenditures	$774	$431	$532

[1] Before the impact of cumulative effect from change in accounting principle.
[2] Represents assets and the effect of direct costs and selling, general and administrative expenses not attributable to a single segment.

(15)	UNAUDITED QUARTERLY DATA (unaudited)

The following table sets forth selected quarterly data for the years ended December 31, 2006 and 2005 (in thousands, except per share data). The operating results are not indicative of results for any future period.

Quarter ended	Revenues	Operating income (loss)	Income (loss) before provision (benefit) for income taxes [1]	Net income (loss) attributable to common shareholders	Income (loss) per share: basic[2]	Income (loss) per share: diluted[2]
March 31, 2006[3]	$11,256	$334	$201	$269	$0.01	$0.01
June 30, 2006[3]	11,962	586	411	365	0.02	0.02
September 30, 2006[3]	11,453	423	908	481	0.02	0.02
December 31, 2006	11,614	(426)	(397)	(145)	(0.00)	(0.00)

March 31, 2005	$8,786	$213	$176	$41	$0.00	$0.00
June 30, 2005	11,329	(482)	(624)	(577)	(0.03)	(0.03)
September 30, 2005	11,433	800	651	435	0.02	0.02
December 31, 2005	11,486	452	460	513	0.03	0.02

[1] Before the impact of cumulative effect from change in accounting principle.
[2] Quarterly data is rounded and totals may or may not equal year end basic and diluted earnings per share.
[3] Results for the Company for the first three quarters of 2006 were adjusted. (See Note 10).

As discussed in Note 8 to the Consolidated Financial Statements, during 2006 and 2005, the Company recorded a charge to operations of $52,000 and $778,000, respectively, related to severance payments to be made to former employees. Approximately $1,247,000 and $1,339,000 was recorded related to discretionary bonus arrangements in the quarter ended December 31, 2006 and 2005, respectively.

Schedule II

GUIDELINE, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years ended December 31, 2006, 2005 and 2004
(in thousands of dollars)

	Balance at	Additions
	beginning	charged to	Write offs	Balance at
Classification	of year	earnings	(recoveries)	end of year

Year ended December 31, 2006:
Allowance for doubtful accounts	$112	$135	$148	$99

Year ended December 31, 2005:
Allowance for doubtful accounts	$164	$85	$137	$112

Year ended December 31, 2004:
Allowance for doubtful accounts	$271	$129	$236	$164