Form 10-K/A
period 2006-12-31
Guideline, Inc.
filed 2007-04-30
CIK 801338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

There were 20,954,034 shares outstanding of the registrant’s common stock, par value $.0001 per share, as of April 27, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Guideline, Inc. (the “Company”) Annual Report on Form 10-K for the fiscal year December 31, 2006 (“Annual Report”) previously filed with the Securities and Exchange Commission on April 17, 2007. This amendment is being filed solely to include the Part III Items that were to have been incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A with respect to its Annual Meeting of Shareholders. Since the Proxy Statement will not be filed by April 30, 2007, the Company is unable to incorporate such information into the Annual Report, and accordingly, is hereby amending the Annual Report to include such Part III information.

GUIDELINE, INC.
INDEX TO FORM 10-K

		PAGE
Part III

Item 10.	Directors and Executive Officers of the Registrant	4
Item 11.	Executive Compensation	8
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22
Item 13.	Certain Relationships and Related Transactions	26
Item 14.	Principal Accountant Fees and Services	26

Part IV

Item 15.	Exhibits	27

Signatures	28
Exhibit Index	E-1

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

The following table provides the name, age, position(s) and a brief account of the business experience of each of our directors as of April 9, 2007:

NAME	AGE	POSITION
David Walke	52	Chairman of the Board and Chief Executive Officer
Andrew P. Garvin	61	Founder and Director
Regina Paolillo	48	Director
Brian Ruder	53	Director
Denise Shapiro	52	Director
Warren Struhl	45	Director

Mr. Walke has been Chief Executive Officer of the Company since November 21, 2001, a director of the Company since December 5, 2001, and Chairman of the Board of Directors of the Company since April 27, 2005. Mr. Walke was the co-founder and CEO of Morgen-Walke Associates, a leading investor relations and corporate communications consultancy. Established in 1982, Morgen-Walke was acquired in 2000 and concluded that year with approximately $30 million in revenues. Mr. Walke’s experience in communications consulting has been highly diverse, and he has provided counsel to over 500 public company CEO’s and senior management teams in his 25 years in the industry.

Mr. Garvin was a co-founder of the Company and served as its Chief Executive Officer from 1972 until November 21, 2001, and as its President from 1978 until December 31, 2003. Mr. Garvin has been a director of the Company since its inception. Mr. Garvin is currently the Chief Executive Officer of PreRetirement Resources Group LLC. From 1979 to 1982, Mr. Garvin was a member of the Board of Directors of the Information Industry Association and served as Chairman of the 1979 National Information Conference and Exposition. Mr. Garvin is the author of THE ART OF BEING WELL INFORMED, an information resource handbook for executives. Mr. Garvin received a B.A. degree in political science from Yale University and an M.S. degree in journalism from the Columbia Graduate School of Journalism.

Ms. Paolillo has been a director of the Company since April 2005. She was Chief Executive Officer of Creditek, LLC, a leading provider of business process outsourcing solutions, until Creditek, LLC was acquired in 2006 by Genpact, a global provider of high-quality business and technology services. Subsequent to the acquisition, Ms. Paolillo was a Senior Vice President of Genpact until her departure in March 2007. From April 1993 until September 2002, Ms. Paolillo held various positions with Gartner, Inc., and from October 1999 until September 2002, Ms. Paolillo was Chief Financial Officer and Executive Vice President of Gartner, Inc. Prior to Gartner, Inc., Ms. Paolillo served as Chief Operating Officer and Chief Financial Officer at Productivity, Inc., and held numerous executive and management positions at Citibank, N.A., Page America, Inc. Bristol-Myers Squibb, Inc. and PricewaterhouseCoopers, LLP. Ms. Paolillo holds a bachelor's degree from the University of New Haven and is a Certified Public Accountant.

Mr. Ruder has been a director of the Company since July 1, 2004. Mr. Ruder is currently the Founder and Chief Executive Officer of Skylight Partners, a strategic marketing and business development consulting group. From 1997 to 2000, Mr. Ruder was Executive Vice President of Global Marketing for Citigroup. Before Citigroup, Mr. Ruder was President of Heinz USA, and President of Weight Watchers, also a division of H.J. Heinz Company. Mr. Ruder also served as Marketing Director for Pepsi-Cola USA. Mr. Ruder is currently Chairman of the Board of the Beacon Institute for Rivers and Estuaries Center, a member of the Board of the Adirondack Council, Vice Chairman of the New York State Board of Science, Technology and Academic Research, and is a member of the Board of the New York State Dormitory Authority. He previously served on the Board and Audit Committee of Saks, Inc.

Ms. Shapiro has been a director of the Company since February 27, 2003. She is a Managing Director of the Entertainment & Media practice for PricewaterhouseCoopers, LLP, a large public accounting firm, since January 2002, where she is responsible for overseeing the client relationship management for some of its Global 100 entertainment and media companies. Ms. Shapiro was also a founder and principal for eWorks, Inc. from 1997 until December 2001, where she was primarily responsible for providing a full range of management consulting and financial/capital markets advisory services to small telecommunications, media and technology companies. Previously, Ms. Shapiro held leadership roles in corporate development and operations with Hallmark Entertainment Inc., Viacom, Inc, ITT, and ABC, Inc. Ms. Shapiro has a diversified professional background and has spent her entire career either serving as a consultant in professional service providers or building sustainable, profitable businesses in large entertainment and media operating companies.

Mr. Struhl has been a director of the Company since December 5, 2001.  He has been the managing partner of TWS Partnership, LLC, an investment partnership for the last ten years.  He is currently Chairman of the Board of Directors for Dale and Thomas Popcorn, LLC and Awards.com, LLC.

Executive Officers

The following table sets forth the name, age and position of each of our executive officers. The executive officers of the Company are appointed by and serve at the discretion of the Board of Directors of the Company.

Name	Age	Position	Officer Since

David Walke	52	Chairman of the Board and Chief Executive Officer	2001

Peter Stone	37	Chief Financial Officer, Senior Vice President, Corporate Secretary and Treasurer	2002

Marc Litvinoff	46	President and Chief Operating Officer	2004

Scott A. Gerard	39	Controller	2002

See the table of directors for biographical data with respect to David Walke.

Mr. Stone has been the Company’s Chief Financial Officer, Senior Vice President, Corporate Secretary and Treasurer since joining the Company in May 2002. From January 2001 to May 2002, Mr. Stone served as Senior Vice President at Seabury Technology LLC, the technology-focused investment banking division of the New York-based investment bank The Seabury Group, LLC. From February 2000 to November 2000, Mr. Stone was the Chief Financial Officer of Polyverse, Inc., an internet startup venture that ceased operations in December 2000. From September 1996 to February 2000, Mr. Stone was Vice President and Principal at Mercury Capital, a private equity firm based in New York. From June 1997 to February 2000, and December 1998 to February 2000, Mr. Stone served on the Board of Directors of Food Service Holdings, Inc. and Federal Coach, Inc., respectively, each of which were privately held companies owned by Mercury Capital. Mr. Stone is a graduate of The Wharton School at the University of Pennsylvania.

Mr. Litvinoff has been the Company’s Chief Operating Officer since joining the Company in May 2004. From July 2003 through April 2004, Mr. Litvinoff was an independent consultant to Gartner, Inc., Apple, Inc. and Wrapsidy, LLC. From November 2001 through July 2003, Mr. Litvinoff served as President & Chief Executive Officer of RHK, Inc., a telecommunications research and advisory firm. From October 1999 through July 2001, Mr. Litvinoff served as President & Chief Operating Officer of Knowledge Networks, Inc., a marketing intelligence and market research firm which provides a single-source marketing information system via interactive television as well as frequent-shopper information and web tracking. Mr. Litvinoff holds a B.B.A. in Banking and Finance from Hofstra University.

Mr. Gerard has been the Company's Controller since July 2002 and is a Certified Public Accountant. From December 1999 to 2002, Mr. Gerard was an associate with Abacus Group LLC, an executive recruitment firm specializing in accounting and finance. From 1996 through 1999, Mr. Gerard was a Divisional Controller with Citibank, N.A. Prior to Citibank, Mr. Gerard practiced accounting, including 3 years with KPMG LLP. Mr. Gerard holds a B.S. in Accounting from The State University of New York at Buffalo.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

To the knowledge of the Company, no director, executive officer, or person nominated to become a director or executive officer of the Company has within the last five years: (i) had a petition under Federal bankruptcy laws or any State insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for, any business or property of such person, or any partnership in which he/she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing; (ii) been convicted in a criminal proceeding or is currently subject to a pending criminal proceeding (excluding traffic violations or other minor offenses); (iii) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in the following activities: (a) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; (b) engaging in any type of business practice; or (c) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws; (iv) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in clause (iii)(a) above, or to be associated with persons engaged in any such activity; or (v) been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a Federal or State securities or commodities law, and such judgment has not been reversed, suspended or vacated.

The Company is not aware of any material proceedings to which any director, executive officer or affiliate of the Company, or any security holder, including any owner of record or beneficial owner of more than 5% of any class of the Company's voting securities, or any associate of any such director, officer, affiliate of the Company or security holder, is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company's directors and executive officers and any persons who own more than 10% of the Company's capital stock to file with the SEC (and, if such security is listed on a national securities exchange, with such exchange), various reports as to ownership of such capital stock. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon reports and representations submitted by the directors, executive officers and holders of more than 10% of our capital stock, all Forms 3, 4 and 5 showing ownership of and changes of ownership in our capital stock during the 2006 fiscal year were timely filed with the SEC.

Corporate Governance

Code of Ethics

The Code of Ethics for Senior Executive and Financial Officers was adopted by the Company for the purpose of promoting honest and ethical conduct, promoting full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by the Company, and promoting compliance with all applicable rules and regulations that apply to the Company and its officers and directors. The Code of Ethics for Senior Executive and Financial Officers may be accessed at http://www.guideline.com, our Internet website. In addition, you may request, without charge, a copy of our Code of Ethics for Senior Executive and Financial Officers by submitting a written request for any of such materials to: David Walke, Guideline, Inc., 625 Avenue of the Americas, New York, New York 10011.

Nominating Committee

There have been no material changes to the procedures by which the Company’s shareholders may recommend nominees to the Company’s Board of Directors.

Audit Committee

The Audit Committee, which was established in accordance with Section 3(a)(58)(A) of the Exchange Act, reviews the scope and results of the annual audit of the Company’s consolidated financial statements conducted by the Company’s independent auditors, the scope of other services provided by the independent auditors, and the proposed changes in the Company’s policies and procedures with respect to its internal accounting, auditing and financial controls. The Audit Committee also examines and considers other matters relating to the financial affairs and accounting methods of the Company, including the selection and retention of the Company’s independent auditors. The Audit Committee consists of Ms. Regina Paolillo, Mr. Brian Ruder, and Ms. Denise Shapiro, with Ms. Paolillo serving as Chairman. With the exception of Brian Ruder, who previously performed services to the Company but ceased these services as of his appointment to the Board, all other members of the Audit Committee meet the requirements for independence as set forth in the American Stock Exchange’s definition of “independent director”. All of the members of the Audit Committee meet the definition of “independent” as set forth in Rule 10A-3 of the Exchange Act. The Board of Directors has identified Ms. Paolillo as the audit committee financial expert and determined that Ms. Paolillo is independent of the Company based on the American Stock Exchange’s definition of “independence”.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Introduction

The Company's Compensation Committee consists of two directors: Warren Struhl, Chairman; and Brian Ruder. Each member of the Compensation Committee has considerable experience in executive compensation and management development issues. Neither member of the Committee has ever been an officer or employee of the Company, nor is there a direct or indirect relationship between either member of the Committee and any of the Company's executive officers.

The Company operates in the Consulting and Business Advisory industry and must provide high levels of quality in the servicing of its clients. In order to succeed, the Board believes that it must be able to attract and retain qualified experienced executives. To achieve this goal, the Company has offered competitive executive compensation to attract and retain key executives with relevant experience in the Consulting and Business Advisory industry or in growth companies in related industries. Executive compensation has also been structured to align management’s interests with the success of the Company by making a portion of compensation dependant on long-term success of the Company.

During 2006, the Board of Directors of the Company maintained the 1996 Stock Option Plan (Amended and Restated as of November 21, 2001), as amended (the “1996 Plan”), and the 2003 Stock Incentive Plan (the “2003 Plan”). See the section above titled “Stock Option Plans” for more information about our equity plans.

The Committee annually determines compensation of the Company's senior management and its executive officers, oversees the administration of executive programs, and has approved a compensation philosophy for the Company which is described below.

Executive Compensation Philosophy

The Compensation Committee maintains a philosophy that compensation of executive officers should be directly linked to operating achievements and, to a lesser extent, stock performance. Base salaries for executive officers are determined by the Compensation Committee by evaluating the responsibilities of the position, the experience of the individual, internal comparability considerations, as appropriate, the competition in the marketplace for management talent, and the compensation practices among public companies of the size of, or in businesses similar to, the Company. Salary adjustments are determined and normally made at twelve-month intervals.

Cash Compensation

Base salaries for each of the executive officers are established pursuant to their respective employment agreements, subject to such increases as the Compensation Committee may determine. In reviewing and approving the base salaries of our executive officers, as well as any cash performance bonuses permitted under the respective employment agreements, the Compensation Committee considers the scope of work and responsibilities, and other individual-specific factors; the recommendation of the Chief Executive Officer (except in the case of his own compensation); compensation for similar positions at similarly-situated companies; and the executive's experience.

Equity Based Compensation

The 1996 Plan and the 2003 Plan (collectively, the “Plans”) are designed to give the Board discretion and flexibility in designing incentive compensation packages to motivate executive officers and key employees and to maximize Shareholder value. Pursuant to the Plans, the Board may issue to non-employee directors, executive officers and key employees of the Company incentive stock options and nonqualified stock options. The specific types and size of awards to be granted (other than options granted to non-employee directors) and the terms and conditions of such awards are determined by the Committee subject to the provisions of the Plans.

The Committee has set guidelines which determine the number of shares to be granted and the frequency of stock option awards. These guidelines, which are applicable to all participants, including the Chief Executive Officer, provide that awards will generally be based upon the employee's position within the Company and a subjective review of the employee's performance. Any such decision would be subjective in nature and not based upon any objective factors. The stock option awards to each individual are not conditioned on the number of previously granted options. All awards to executive officers are within the discretion of the Committee. Under the Plans, the Board has the discretion to fix the price, amount of options, vesting schedule and other terms for the stock options granted thereunder. The Committee believes that the total compensation package has been designed to motivate executive officers and focus on increasing the market value of our Common Stock. The foregoing executive compensation tables reflect the compensation structure being pursued by the Committee.

Additional Benefits

Executive officers participate in other employee benefit plans generally available to all employees on the same terms as similarly situated employees.

The Company maintains a qualified 401(k) plan that provides for a Company contribution equal to 20% of the executive’s contributions of up to 5% of such executive’s base salary, subject to applicable IRS limits.

The Company also provides executive officers with perquisites and other personal benefits that the Company and the Compensation Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions, including payment of life insurance and long-term disability insurance premiums and car allowances. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to executive officers.

Compensation of the Chief Executive Officer

As our Chief Executive Officer, David Walke was compensated pursuant to an employment agreement entered into as of November 21, 2001 and amended on January 1, 2005. For fiscal 2006, Mr. Walke received a base salary of $253,800. In addition, Mr. Walke is entitled, at the discretion of the Compensation Committee, to incentive compensation which may, among other things, be based upon our performance and Mr. Walke’s performance, all as determined in the sole and absolute discretion of the Committee. Mr. Walke received $182,897 as incentive compensation in fiscal 2006. Mr. Walke was granted 150,000 and 58,528 shares of restricted stock on January 1 and July 5, 2006, respectively. Mr. Walke’s compensation is based on, but not limited to, his individual performance and competition in the marketplace, and provides an incentive aligned with his level of expertise and contribution to the Company. For more information regarding Mr. Walke’s compensation, see the section labeled “Employment and Related Agreements and Change-in-Control Arrangements” below.

Certain Other Executive Officers

The remaining three Named Executive Officers are Peter Stone, Chief Financial Officer, Senior Vice President, Secretary and Treasurer, Marc Litvinoff, President and Chief Operating Officer, and Scott Gerard, Controller. The details of the compensation for these individuals are also described in the tables and footnotes below, as well as in the description of their employment agreements below.

Summary Compensation Table

The following summary compensation table sets forth information concerning the annual and long-term compensation earned by the Company’s chief executive officer and four other executive officers of the Company whose annual salary and bonus during fiscal 2006 exceeded $100,000 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (5)	Total (s)
David Walke Chief Executive Officer	2006	$253,800	$5,590	$192,207	$--	$--	$--	$15,495 (6)	$467,092

Peter Stone Chief Financial Officer, Senior V.P., Secretary and Treasurer	2006	237,600	7,250	59,458	--	--	--	--	304,308

Marc Litvinoff President and Chief Operating Officer	2006	265,000	8,033	307,242	--	--	--	8,278 (7)	588,553

Scott Gerard Controller	2006	150,000	10,000	--	--	--	--	1,300 (8)	161,300

(1)	The amounts shown in the Bonus column include operating bonuses and discretionary performance based bonuses.
(2)	For awards of stock, the aggregate grant date fair value computed in accordance with FAS 123R.
(3)	For awards of stock options, with or without SARs, the aggregate grant date fair value fair value computed in accordance with FAS 123R.
(4)	The dollar value for all earnings for services performed during the fiscal year pursuant to non-equity incentive plans.
(5)
All other compensation that the registrant could not report in any other column. Such compensation includes perquisites and other personal benefits. As permitted by rules established by the SEC, no amounts are shown with respect to certain “perquisites” where such amounts do not exceed in the aggregate of $10,000.

(6)	Includes Company-provided life insurance and long-term disability premiums, $4,430; automobile lease payments, $7,380; and automobile insurance, $3,685.
(7)	Includes Company-provided car allowance, $6,228; and the Company’s match and additional contribution on the employee’s 401(k) contribution, $2,050.
(8)	Includes Company match and additional contribution on the employee’s 401(k) contribution, $1,300.

Grants of Plan-Based Awards

The following table contains certain information regarding options to purchase Common Stock held as of December 31, 2006 by each of the Named Executive Officers, as well as estimated future payouts under case incentive plans. The stock options listed below were granted without tandem stock appreciation rights and without freestanding stock appreciation rights outstanding.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant date fair value of awards ($) (1)
		Thresh- old ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

David Walke	11/21/01	--	--	--	--	--	--	--	350,000	$0.41	$87,500
	2/26/03	--	--	--	--	--	--	--	50,000	$1.25	$49,500
	1/1/05	--	--	--	--	--	--	100,000	--	--	$112,000
	1/1/06	--	--	--	--	--	--	150,000	--	--	$105,000
	7/5/06	--	--	--	--	--	--	58,528	--	--	$87,207
Peter Stone	5/13/02	--	--	--	--	--	--	--	75,000	$1.14	$69,750
	2/26/03	--	--	--	--	--	--	--	25,000	$1.25	$27,750
	1/1/05	--	--	--	--	--	--	25,000	--	--	$28,000
	1/1/06	--	--	--	--	--	--	50,000	--	--	$35,000
	7/5/06	--	--	--	--	--	--	16,415	--	--	$24,458
Marc Litvinoff	5/17/04	--	--	--	--	--	--	--	50,000	$2.60	$95,000
	5/17/04	--	--	--	--	--	--	100,000	--	--	$255,000
	7/1/05	--	--	--	--	--	--	50,000	--	--	$25,000
	7/5/06	--	--	--	--	--	--	206,203	--	--	$307,242
Scott Gerard	7/22/02	--	--	--	--	--	--	--	20,000	$1.09	$19,800
	2/26/03	--	--	--	--	--	--	--	5,000	$1.25	$5,850

(1) For awards of stock, the aggregate grant date fair value computed in accordance with FAS 123R.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning stock options and stock awards held by the Named Executive Officers at December 31, 2006:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (as of 12/31/06)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

David Walke	350,000 (1) 40,000 (2)	-- 10,000	-- --	$ $	0.41 1.25	11/21/10 2/26/13	289,019	$471,101	--	--
Peter Stone	75,000 (3) 20,000 (2)	-- 5,000	-- --	$ $	1.14 1.25	5/13/12 2/26/13	85,943	$140,087	--	--
Marc Litvinoff	30,000 (4)	20,000	--		$2.60	5/17/14	337,469	$550,074	--	--
Scott Gerard	20,000 (5) 4,000 (2)	-- 1,000	-- --	$ $	1.09 1.25	7/22/12 2/26/13	--	--	--	--

(1) The option granted on November 21, 2001 vested in three equal annual installments beginning November 21, 2001 and was fully vested on November 21, 2003.

(2) The option granted on February 26, 2003 vests in five equal annual installments beginning February 26, 2003 and ending February 26, 2007.

(3) The option granted on May 13, 2002 vested in four equal annual installments beginning May 13, 2002 and was fully vested on May 13, 2005.

(4) The option granted on May 17, 2004 vests in four equal annual installments beginning May 17, 2004 and ending May 17, 2007.

(5) The option granted on July 22, 2002 vested in three equal annual installments beginning July 22, 2003 and was fully vested on July 22, 2005.

Option Exercises and Stock Vested During Fiscal 2006

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
David Walke	--	--	19,509	$29,264
Peter Stone	--	--	5,472	$8,208
Marc Litvinoff	--	--	18,734	$28,101
Scott Gerard	--	--	--	--

Potential Payments Upon Termination or Change of Control

The tables below reflect the amount of compensation to the following named executive officers of the Company in the event of termination of such executive’s employment: David Walke; Peter Stone; and Marc Litvinoff. The amount of compensation payable to each of these named executive officer upon expiration and nonrenewal of employment agreement, involuntary not-for-cause termination, termination following a change of control, termination by the named executive officer for good reason, and in the event of disability or death of the executive is shown below. The amounts shown assume that such termination was effective as of December 31, 2006, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company.

The executives do not receive any compensation upon voluntary termination, retirement or involuntary termination by the Company for cause and, accordingly, the tables do not reflect these termination events.

Payments Made Upon Termination

Regardless of the manner in which a named executive officer’s employment terminates, he may be entitled to receive amounts earned but not paid during his term of employment. Such amounts include payment of deferred bonuses earned in prior years and unpaid but accrued vacation days.

Also, if such termination is made by the Company without cause, all stock options and restricted stock held by the executive will automatically vest and become exercisable and the executive will be entitled to severance in the form of continued payment of salary and certain other benefits, plus possible lump sum payments.

Payments Made Upon Retirement

In the event of the retirement of a named executive officer, no additional benefits are paid.

Payments Made Upon a Change of Control

The Company has entered into employment agreements containing change in control provisions with each named executive officer. Pursuant to these agreements, if an executive’s employment is terminated on account of a change of control or if the executive terminates his employment in certain circumstances defined in the agreement which constitute “good reason”, in addition to the benefits listed under the heading “Payments Made Upon Termination”, then the named executive officer will receive the following additional benefits:

•	certain stock options and all restricted stock held by the executive will automatically vest and become exercisable; and

•	severance in the form of continued payment of salary and certain other benefits, plus possible lump sum payments.

Generally, pursuant to the agreements, a change of control generally means: (i) the acquisition by any person, entity or group of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of more than 30% of either the then outstanding shares of common stock of the Company or the combined voting power of the Company’s then outstanding voting securities entitled to vote generally in the election of directors; or (ii) individuals who, as of the date hereof, constitute the Board cease for any reason to constitute at least a majority of the Board.

Under the agreements, good reason generally means the following with respect to an executive: (i) the diminution of the executive’s position, duties, responsibilities and status with the Company as contemplated by the employment agreement or any removal of the executive from any positions or offices the executive held as contemplated under the agreement, except in connection with the termination of the Employee's employment by the Company for cause or incapacity; (ii) the failure of the Company to assign to the executive duties consistent with his position, duties, responsibilities and status with the Company as contemplated hereunder; or (iii) a relocation of the Company's principal offices and place of executive’s employment outside of Manhattan or further than 25 miles from the executive’s current principal residence.

David Walke

The following table shows the potential payments upon termination or a change of control of the Company for David Walke, the Company’s Chief Executive Officer.

Executive Benefits upon Payments Upon Separation	Expiration of Employment Agreement on 12/31/06 ($)	Without Cause Termination on 12/31/06 ($)	Change of Control and Termination on 12/31/06 ($)	Good Reason Termination on 12/31/06 ($)	Disability on 12/31/06 ($)	Death on 12/31/06 ($)
Compensation
Cash Severance - Salary (1)	$253,800	$507,600	$507,600	$507,600	$--	$--
Cash Severance - Bonus (1)	50,800	50,800	50,800	50,800	--	--
Stock Options (2)	--	652,000	652,000	652,000	652,000	$652,000
Restricted Stock (3)	--	502,901	502,901	502,901	--	--
Benefits & Perquisites
Medical Benefits (4)	--	--	18,809	18,809	--	--
Accrued vacation	--	--	--	--	--	--
Automobile (1)	11,065	11,065	22,130	22,130	--	--
Total	$315,665	$1,724,366	$1,754,240	$1,754,240	$652,000	$652,000

(1)
In the event that the Company terminates Mr. Walke for reason other than for cause or if Mr. Walke leaves the Company for good reason or as a result of a change of control, then Mr. Walke’s salary, bonus, and automobile allowance as of December 31, 2006 would continue for a period of two (2) years given that there would be less than two (2) years left in his employment term.

(2)
In the event that the Company terminates Mr. Walke for reason other than for cause, if Mr. Walke leaves the Company for good reason or as a result of a change of control, if Mr. Walke becomes disabled, or upon his death, then Mr. Walke’s stock options would immediately vest. The vested stock options have been valued using the Company’s stock price as of December 31, 2006.

(3)
In the event that the Company terminates Mr. Walke for reason other than for cause, if Mr. Walke leaves the Company for good reason or as a result of a change of control, or if Mr. Walke becomes disabled, then Mr. Walke’s shares of restricted stock would immediately vest. The vested shares of restricted stock have been valued using the Company’s stock price as of December 31, 2006.

(4)	In the event that Mr. Walke leaves the Company for good reason or as a result of a change of control, then the Company will provide Mr. Walke with major medical coverage for two (2) years.

For a full summary of Mr. Walke’s employment agreement, including the termination and change of control provisions contained therein, see the discussion under the heading “Employment Agreements” in this Proxy Statement.

Peter Stone

The following table shows the potential payments upon termination or a change of control of the Company for Peter Stone, the Company’s Chief Financial Officer.

Executive Benefits upon Payments Upon Separation	Expiration of Employment Agreement on 12/31/06 ($)	Without Cause Termination on 12/31/06 ($)	Change of Control and Termination on 12/31/06 ($)	Good Reason Termination on 12/31/06 ($)	Disability on 12/31/06 ($)	Death on 12/31/06 ($)
Compensation
Cash Severance - Salary (1)	$118,800	$118,800	$--	$118,800	$118,800	$118,800
Cash Severance - Bonus (1)	47,520	47,520	--	47,520	47,520	47,520
Stock Options (2)	--	163,000	--	163,000	--	--
Restricted Stock (3)	--	149,006	149,006	149,006	--	--
Benefits & Perquisites
Medical Benefits	--	--	--	--	--	--
Accrued vacation (4)	5,483	5,483	--	5,483	5,483	5,483
Total	$171,803	$483,809	$149,006	$483,809	$171,803	$171,803

(1)
In the event that the Company terminates Mr. Stone for reason other than for cause, if Mr. Stone leaves the Company for good reason, if Mr. Stone becomes disabled, or upon his death, then Mr. Stone or in the case of his death, Mr. Stone’s estate would be entitled to salary as of December 31, 2006 for a period of six (6) months, and the amount of Mr. Stone’s bonus that should have been paid with respect to that part of the fiscal year in which the date of termination occurs, absent the termination of Mr. Stone’s employment.

(2)
In the event that the Company terminates Mr. Stone for reason other than for cause, or if Mr. Stone leaves the Company for good reason, then Mr. Stone’s stock options would immediately vest. The vested stock options have been valued using the Company’s stock price as of December 31, 2006.

(3)
In the event that the Company terminates Mr. Stone for reason other than for cause, if Mr. Stone leaves the Company for good reason or as a result of a change of control, then Mr. Stone’s shares of restricted stock would immediately vest. The vested shares of restricted stock have been valued using the Company’s stock price as of December 31, 2006.

(4)	Represents the unpaid portion of vacation earned by Mr. Stone prior to the date of termination to the extent not paid.

For a full summary of Mr. Stone’s employment agreement, including the termination and change of control provisions contained therein, see the discussion under the heading “Employment Agreements” in this Proxy Statement.

Marc Litvinoff

The following table shows the potential payments upon termination or a change of control of the Company for Marc Litvinoff, the Company’s President and Chief Operating Officer.

Executive Benefits upon Payments Upon Separation	Expiration of Employment Agreement on 12/31/06 ($)	Without Cause Termination on 12/31/06 ($)	Change of Control and Termination on 12/31/06 ($)	Good Reason Termination on 12/31/06 ($)	Disability on 12/31/06 ($)	Death on 12/31/06 ($)
Compensation
Cash Severance - Salary (1)	$275,000	$275,000	$--	$275,000	$--	$275,000
Cash Severance - Bonus (1)	53,000	53,000	--	53,000	--	53,000
Stock Options (2)	--	81,500	--	81,500	--	--
Restricted Stock (3)	--	--	580,611	--	--	--
Benefits & Perquisites
Medical Benefits	--	--	--	--	--	--
Accrued vacation (4)	12,692	12,692	--	12,692	--	12,692
Automobile (1)	6,000	6,000	--	6,000	--	6,000
Total	$346,692	$428,192	$580,611	$428,192	$--	$346,692

(1)
In the event that the Company terminates Mr. Litvinoff for reason other than for cause, if Mr. Litvinoff leaves the Company for good reason, or upon his death, then Mr. Litvinoff or in the case of his death, Mr. Litvinoff’s estate would be entitled to salary and an automobile allowance as of December 31, 2006 for a period of twelve (12) months, and the amount of Mr. Litvinoff’s bonus that should have been paid with respect to the fiscal year in which the date of termination occurs.

(2)
In the event that the Company terminates Mr. Litvinoff for reason other than for cause, or if Mr. Litvinoff leaves the Company for good reason, then Mr. Litvinoff’s stock options would immediately vest. The vested stock options have been valued using the Company’s stock price as of December 31, 2006.

(3)
In the event that the Mr. Litvinoff leaves the Company as a result of a change of control, then Mr. Litvinoff’s shares of restricted stock would immediately vest. The vested shares of restricted stock have been valued using the Company’s stock price as of December 31, 2006.

(4)	Represents the unpaid portion of vacation earned by Mr. Litvinoff prior to the date of termination to the extent not paid.

For a full summary of Mr. Litvinoff’s employment agreement, including the termination and change of control provisions contained therein, see the discussion under the heading “Employment Agreements” in this Proxy Statement.

Report by the Compensation Committee

The Company’s Compensation Committee of the Board (collectively, the “Compensation Committee”) has submitted the following report for inclusion in this Proxy Statement:

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Proxy Statement with management. Based on our Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for filing with the SEC.

Respectfully submitted,

Compensation Committee

Warren Struhl, Chairman
Brian Ruder

Compensation Committee Interlocks and Insider Participation

During fiscal 2006, except as noted below, none of the members of our Compensation Committee, (i) served as an officer or employee of the Company or its subsidiaries, (ii) was formerly an officer of the Company or its subsidiaries or (iii) entered into any transactions with the Company or its subsidiaries. During fiscal 2006, none of our executive officers (i) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on our Compensation Committee, (ii) served as director of another entity, one of whose executive officers served on our Compensation Committee, or (iii) served as member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of the Company. During fiscal 2006, Mr. Walke served as Chief Executive Officer of the Company and was compensated pursuant to his employment agreement.

Employment Agreements

On November 21, 2001, the Company entered into an employment agreement with David Walke which was subsequently amended on January 1, 2005. Pursuant to the employment agreement, Mr. Walke is employed by the Company as its Chief Executive Officer. Mr. Walke’s employment agreement, which commenced on November 21, 2001, will terminate on December 31, 2007, unless sooner terminated in accordance with the terms of the employment agreement or extended by the parties thereto. Mr. Walke’s employment agreement provides for a base salary of $250,000 per annum, subject to increases by the Compensation Committee of the Board of Directors. In addition, at the discretion of the Compensation Committee of the Board of Directors, Mr. Walke may receive an annual bonus based on performance. Mr. Walke’s employment agreement further provides that the minimum bonus payable to Mr. Walke shall be (i) 50% of base salary if the Company achieves its adjusted EBITDA target for such year; and (ii) 100% of base salary if the Company achieves 120% of its EBITDA target for such year. Pursuant to Mr. Walke’s employment agreement, Mr. Walke was granted a ten-year non-incentive stock option to purchase 700,000 shares of the Company’s Common Stock at a price of $0.41 per share. The options vest ratably at the end of each of the first three years of the term of his employment agreement, but such vesting shall accelerate in the event he leaves the employ of the Company for Good Reason (as defined in Mr. Walke’s employment agreement) or on account of a Change of Control (as defined in Mr. Walke’s employment agreement), or in the event his employment is terminated by the Company without “cause” (as defined in Mr. Walke’s employment agreement), or upon his death or incapacity. Mr. Walke’s employment agreement also provides that he shall receive 450,000 shares of restricted stock as follows: (i) 100,000 shares of restricted stock on January 1, 2005; (ii) 150,000 shares of restricted stock on January 1, 2006; and (iii) 200,000 shares of restricted stock on January 1, 2007. The restricted stock shall vest as follows: (i) 100% on the date the Average Closing Price (as defined in Mr. Walke’s employment agreement) exceeds $3.25 per share in 2005; (ii) 100% on the date the Average Closing Price exceeds $4.00 per share in 2006; (iii) 100% on the date the Average Closing Price exceeds $5.00 per share in 2007; (iv) the date there is a Change of Control; or (v) the date that Mr. Walke is terminated without “cause” or he resigns for Good Reason.

Mr. Walke’s employment agreement further provides that if he is terminated for “cause” or he voluntarily leaves the employ of the Company (other than for “Good Reason” or on account of a “Change of Control”) he shall be entitled to compensation only up until the date of termination of his employment. Mr. Walke’s employment agreement also provides that if Mr. Walke leaves the employ of the Company for Good Reason or on account of a Change in Control, or Mr. Walke is terminated without “cause,” then, in each such case, Mr. Walke shall be entitled to receive the base salary described above and certain other benefits for the greater of (a) the balance of the term of his employment agreement; or (b) a period of two years from the date of termination. In addition, Mr. Walke shall also be entitled to receive a lump sum payment in an amount equal to the sum of: (i) the amount of his bonus that should have been paid with respect to that part of the fiscal year in which the date of termination occurs, absent the termination of his employment; (ii) his actual earned bonus for any completed fiscal year or period not theretofore paid; and (iii) the unpaid portion of any amount earned by him prior to the date of such of such termination pursuant to any benefit program in which he was a participant, including, without limitation, any accrued vacation pay to the extent not theretofore paid. In the event that the Company terminates Mr. Walke’s employment for “cause,” and a court of law or other tribunal ultimately determines that such termination was without “cause,” Mr. Walke shall be entitled to receive double the amount of base salary and bonus otherwise payable from the date of termination until the expiration of the employment agreement. In addition, if Mr. Walke’s employment is terminated as a result of a Nonrenewal Event (as defined in Mr. Walke’s employment agreement), Mr. Walke shall be entitled to receive base salary, bonus, and an automobile for a period of one year from the date of such termination.

Pursuant to the terms of his employment agreement, Mr. Walke has agreed to certain non-competition, confidentiality, non-solicitation, and certain other affirmative and restrictive covenants that are customary for an executive employment agreement.

As of December 31, 2006, if Mr. Walke were to leave the employ of the Company for Good Reason or on account of a Change in Control, or Mr. Walke were terminated without “cause,” then, in each such case, Mr. Walke would be entitled to severance of $507,600, payable through December 31, 2008. In the event that Mr. Walke were terminated for “cause” and a court of law or other tribunal ultimately determined that such termination was without “cause,” Mr. Walke would be entitled to severance of $507,600, payable through December 31, 2007. In the event that Mr. Walke’s employment was terminated as a result of a Nonrenewal Event, Mr. Walke would be entitled to severance of $253,800, payable through December 31, 2007.

On May 13, 2002, the Company entered into an employment agreement with Peter Stone, which was subsequently amended on January 1, 2005. Pursuant to the employment agreement, Mr. Stone is employed by the Company as its Senior Vice President and Chief Financial Officer. Mr. Stone’s employment agreement, which commenced on no later than May 13, 2002, will terminate on December 31, 2007, unless sooner terminated in accordance with the terms of the employment agreement or extended by the parties thereto. Mr. Stone’s employment agreement provides for a base salary of $220,000 per annum, subject to a minimum increase of 6% as of January 1, 2006, and such other increases as may be determined from time to time by the Chief Executive Officer of the Company. In addition, at the discretion of the Chief Executive Officer, and subject to the approval of the Compensation Committee, Mr. Stone may receive an annual bonus based on performance. Mr. Stone’s employment agreement further provides that the minimum bonus payable to Mr. Stone shall be (i) 25% of base salary if the Company achieves its adjusted EBITDA target for such year; and (ii) 50% of base salary if the Company achieves 120% of its EBITDA target for such year. Mr. Stone may also receive an additional performance based bonus, to be determined at the discretion of the Chief Executive Officer. Mr. Stone’s discretionary performance based bonus for 2004 was $50,000. Pursuant to the employment agreement, Mr. Stone was granted a ten-year incentive stock option to purchase 75,000 shares of the Company’s Common Stock at the fair market value on the date of grant. Options to purchase 15,000 shares under this grant vested immediately with the balance vesting ratably at the end of each of the first three years of Mr. Stone’s employment; provided, that if Mr. Stone is terminated without “cause” (as defined in Mr. Stone’s employment agreement) by the Company, in addition to that portion of the options that has vested on the date of such termination, the portion of the options that would vest within three months of the date of such termination shall vest as of the date of such termination. Mr. Stone’s employment agreement also provides that he shall receive 150,000 shares of restricted stock as follows: (i) 25,000 shares of restricted stock on January 1, 2005; (ii) 50,000 shares of restricted stock on January 1, 2006; and (iii) 75,000 shares of restricted stock on January 1, 2007. The restricted stock shall vest as follows: (i) 100% on the date the Average Closing Price (as defined in Mr. Stone’s employment agreement) exceeds $3.25 per share in 2005; (ii) 100% on the date the Average Closing Price exceeds $4.00 per share in 2006; (iii) 100% on the date the Average Closing Price exceeds $5.00 per share in 2007; (iv) the date there is a change of control (as defined in Mr. Stone’s employment agreement); or (v) the date that Mr. Stone is terminated without “cause” or he resigns for Good Reason (as defined in Mr. Stone’s employment agreement).

Mr. Stone’s employment agreement further provides that if he is terminated for “cause” or he voluntarily leaves the employ of the Company he shall be entitled to compensation only up until the date of termination of his employment. Mr. Stone’s employment agreement provides further that if Mr. Stone leaves the employ of the Company for Good Reason or is terminated without “cause,” then, in each such case, Mr. Stone shall be entitled to receive the base salary described above and certain other employee benefits for six (6) months from the date of termination, and a lump sum payment in an amount equal to the sum of: (i) the amount of his bonus that should have been paid with respect to that part of the fiscal year in which the date of termination occurs, absent the termination of his employment; (ii) his actual earned bonus for any completed fiscal year or period not theretofore paid; and (iii) the unpaid portion of any amount earned by him prior to the date of such of such termination pursuant to any benefit program in which he was a participant, including, without limitation, any accrued vacation pay to the extent not theretofore paid. In addition, if Mr. Stone’s employment is terminated as a result of (i) his death; (ii) his incapacity; or (iii) a Nonrenewal Event (as defined in Mr. Stone’s employment agreement), then Mr. Stone shall be entitled to receive base salary and certain other employee benefits for a period of six months from the date of such termination.

Pursuant to the terms of his employment agreement, Mr. Stone has agreed to certain non-competition, confidentiality, non-solicitation, and certain other affirmative and restrictive covenants that are customary for an executive employment agreement.

As of December 31, 2006, if Mr. Stone were to leave the employ of the Company for Good Reason or is terminated without “cause,” or if Mr. Stone’s employment were terminated as a result of (i) his death; (ii) his incapacity; or (iii) a Nonrenewal Event, then, in each such case, Mr. Stone would be entitled to severance of $118,800, payable through June 30, 2007.

On April 28, 2004, the Company entered into an employment agreement with Marc Litvinoff. Pursuant to the employment agreement, Mr. Litvinoff is employed by the Company as its Chief Operating Officer. Mr. Litvinoff’s employment agreement, which commenced on May 17, 2004, will terminate on May 16, 2005; provided, that the employment agreement shall automatically renew on May 16, 2005 for an additional one-year period, unless the Company notifies Mr. Litvinoff in writing at least 60 days prior to May 16, 2005 that it does not wish to renew the employment agreement; and provided, further, that the employment agreement may be sooner terminated in accordance with the terms of the employment agreement. Mr. Litvinoff’s employment agreement provides for a base salary of $230,000 per annum. In addition, Mr. Litvinoff received a $8,033 bonus for the calendar year ended December 31, 2005 upon the achievement of certain 2005 corporate performance targets and an automobile allowance of $500 per month.

Mr. Litvinoff’s employment agreement further provides that if he is terminated for “cause” (as defined in Mr. Litvinoff’s employment agreement) or he voluntarily leaves the employ of the Company he shall be entitled to compensation only up until the date of termination of his employment. In addition, in the event Mr. Litvinoff’s employment is terminated by the Company without “cause,” by Mr. Litvinoff for Good Reason (as defined in Mr. Litvinoff’s employment agreement), or due to a Nonrenewal Event (as defined in Mr. Litvinoff’s employment agreement) or a Second Year Nonrenewal Event (as defined in Mr. Litvinoff’s employment agreement), Mr. Litvinoff shall be entitled to receive (i) base salary as may be adjusted upward and without taking into effect any Cash Compensation Reductions (as defined in Mr. Litvinoff’s employment agreement) for the Severance Period (as defined in Mr. Litvinoff’s employment agreement); and (ii) any monies due and owing to Mr. Litvinoff relating to bonus payments and his automobile allowance (for the duration of the Severance Period only). If after separation from employment, should the Company discover that Mr. Litvinoff had violated certain sections of his employment agreement (including, without limitation, the restrictive covenants contained in the employment agreement), the Company shall not pay, and Mr. Litvinoff shall not be entitled to receive, any portion of severance benefits otherwise payable pursuant to the employment agreement. Mr. Litvinoff’s employment agreement provides that the Severance Period shall be a period of six months from the date of termination; provided, that for each full month that Mr. Litvinoff is employed by the Company under the terms of the employment agreement, the Severance Period will be increased by one additional month up to an additional six months (equaling up to an aggregate maximum Severance Period of twelve months).

Pursuant to the First Amendment to Employment Agreement, the expiration date of Mr. Litvinoff’s employment agreement was extended from May 16, 2005 to June 30, 2007. Under the terms of the First Amendment to Employment Agreement, (a) Mr. Litvinoff’s base salary was increased to $255,000; (b) Mr. Litvinoff would earn a bonus of 35% of base salary for calendar year 2005 upon the achievement of 100% of corporate EBITDA targets, and 75% of base salary for calendar year 2005 upon the achievement of 120% of corporate EBITDA targets; and (c) Mr. Litvinoff will earn a bonus of 35% of base salary for calendar year 2006 upon the achievement of 100% of corporate EBITDA targets, and 75% of base salary for calendar year 2006 upon the achievement of 120% of corporate EBITDA targets.

Also pursuant to the terms of the First Amendment to Employment Agreement, effective as of July 1, 2005, the Registrant will grant to Mr. Litvinoff 50,000 shares of restricted stock under the Registrant’s 2003 Stock Incentive Plan or such other similar stock plan that the Registrant may have in place at the time, at an exercise price of $.01 per share, in lieu of the grant of 25,000 shares of restricted Common Stock contemplated in Mr. Litvinoff’s employment agreement. The restrictions on the award shall vest as follows: (i) 100% on the date the Average Closing Price exceeds three dollars and twenty five cents ($3.25) per share in the first year after grant of the award, (ii) 100% on the date the Average Closing Price exceeds four dollars ($4.00) per share in the second year after grant of the award or (iii) the date there is a change of control of the Registrant. “Average Closing Price,” as defined in the First Amendment to Employment Agreement, means the average closing price of the Registrant’s Common Stock quoted on the NASDAQ System or such other exchange where the Registrant’s Common Stock may be traded for fifteen (15) consecutive trading days.

As of December 31, 2006, if Mr. Litvinoff’s employment were terminated by the Company without “cause,” by Mr. Litvinoff for Good Reason, or due to a Nonrenewal Event a Second Year Nonrenewal Event or Third Year Nonrenewal Event, Mr. Litvinoff would be entitled to severance of $275,000, payable through December 31, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2006:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders:
Guideline, Inc. 1996 Stock Incentive Plan	1,315,175	$1.01	--
Guideline, Inc. 2003 Stock Incentive Plan	1,775,054	$1.02	974,682

Total	3,090,229	$1.02	974,682

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 6, 2007, certain information regarding the beneficial ownership of the outstanding Common Stock and Series A Preferred Stock by: (i) each person who is known to us to own 5% or more of the Company’s Common Stock and Series A Preferred Stock (the holdings of certain unrelated entities listed below are generally based on shareholdings disclosed in their public filings with the Securities and Exchange Commission (the “SEC”)), (ii) each of our current directors and nominees for the Board of Directors, (iii) each Named Executive Officer (as defined below) set forth in the Summary Compensation Table below, and (iv) all of our current executive officers and directors as a group. Unless otherwise indicated, each of the shareholders shown in the table below is known to us to have sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o GUIDELINE, INC., 625 Avenue of the Americas, New York, New York 10011.

	COMMON STOCK		SERIES A PREFERRED STOCK

Name and Address	Shares (1)	Percent (19)	Shares (1)(2)	Percent (20)

Petra Mezzanine Fund, L.P. (3) 172 Second Ave. North, Suite 112 Nashville, TN 37201	745,000	3.4%	333,333	100.0%

Austin W. Marxe and David M. Greenhouse (4) 153 E. 53rd Street 55th Floor New York, NY 10022	4,280,590	19.4%

Performance Capital (5) 767 Third Avenue New York, NY 10017	1,432,810	6.7%

Wynnefield Partners (6) c/o Small Cap Value LP 450 Seventh Avenue, Suite 509 New York, NY 10123	2,395,552	11.4%

Zesiger Capital Group LLC (7)	1,831,000	8.5%

David Walke (8)	2,354,293	10.9%

Martin Franklin (9)	1,370,292	6.5%

Andrew P. Garvin (10)	675,499	3.2%

Warren Struhl (11) 1100 Valley Brook Avenue Lyndhurst, NJ 07071	221,250	1.1%

Denise Shapiro (12)	45,000	*

Brian Ruder (13)	25,000	*

Regina Paolillo (14)	17,500	*

Peter Stone (15)	100,000	*

Marc Litvinoff (16)	210,000	1.0%

Scott A. Gerard (17)	25,000	*

All directors and executive officers as a group (9 persons) (18)	3,673,542	16.8%

_______________
* Less than 1%

(1)
As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares (a) voting power which includes the power to vote, or to direct the voting of, such security; and/or (b) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days.

(2)	Each share of Series A Preferred Stock entitles the holder to one vote for each share of Common Stock into which it is convertible.

(3)
As of April 6, 2007, the Common Stock beneficially owned by Petra Mezzanine Fund, L.P. (“Petra”) consists of 745,000 shares of Common Stock issuable upon exercise of warrants; and 333,333 shares of Common Stock issuable upon conversion of 333,333 shares of the Series A Preferred Stock. Excluded are 125,222 shares of Common Stock issuable to Petra upon conversion of up to an additional 125,222 shares of the Company’s convertible preferred stock that may be issued to Petra as dividends on their shares of convertible preferred stock.

(4)
Austin W. Marxe (Marxe) and David M. Greenhouse (Greenhouse) share voting and investment control over all securities owned by Special Situations Fund III QP, L.P. (QP), Special Situations Cayman Fund, L.P. (Cayman) and Special Situations Private Equity Fund, LP (PE), respectively. 1,714,695 shares of Common Stock are held by QP, 587,900 shares of Common Stock are held by Cayman and 915,200 shares of Common Stock are held by PE. The interest of Marxe and Greenhouse in the shares of Common Stock owned by QP, Cayman and PE is limited to the extent of his pecuniary interest. 551,645 Warrants are held by QP, 200,000 Warrants are held by Cayman and 311,150 Warrants are held by PE. The information disclosed above regarding Marxe and Greenhouse is based solely on the Form 4 filed by Marxe and Greenhouse with the SEC on December 29, 2006. The principal business office for Marxe and Greenhouse is 153 East 53rd Street, 55th Floor, New York, New York 10022.

(5)
Includes 569,204 shares owned by Performance Capital LP and 438,436 shares owned by Performance Capital II LP. Includes 425,170 shares issuable under outstanding warrants. Each of Performance Capital LP and Performance Capital II LP disclaims beneficial ownership of the reported securities except to the extent of each of their respective pecuniary interests therein. The information disclosed above regarding Performance Capital LP and Performance Capital II LP is based solely on the Schedule 13G filed with the SEC on July 14, 2003. The principal business office for Performance Capital LP and Performance Capital II LP is 767 Third Avenue, New York, NY 10017.

(6)
Includes 803,425 shares owned by Wynnefield Partners Small Cap Value, LP, 614,325 shares owned by Wynnefield Partners Small Cap Value, L.P. I, 882,802 shares owned by Wynnefield Small Cap Value Offshore Fund, Ltd., and 95,000 shares owned by Channel Partnership II, L.P. The information disclosed above regarding Wynnefield Partners is based solely on the Schedule 13G filed by certain affiliates of Wynnefield Partners with the SEC on February 14, 2007. The principal business office for Wynnefield Partners and its affiliates referenced above is 450 Seventh Avenue, Suite 509, New York, New York 10123.

(7)
The principal business office of Zesiger Capital Group LLC (“ZCG”) is 320 Park Avenue, 30th Floor, New York, New York 10022. The information disclosed above regarding ZCG is based solely on Amendment No. 2 to Schedule 13G filed by ZCG with the SEC on February 13, 2007 in which ZCG disclaimed beneficial ownership of the shares referenced above.

(8)
Includes 211,111 shares of common stock issuable under outstanding warrants, held in the name of Walke Associates, Inc., and 400,000 shares issuable under outstanding options. Each of David Walke and Walke Associates, Inc. disclaims beneficial ownership of the shares owned by the other.

(9)
Includes 1,154,181 shares of common stock beneficially owned by Marlin Equities, LLC; 211,111 shares of common stock issuable under outstanding warrants held in the name of Marlin Equities, LLC; and 5,000 shares issuable under outstanding options. The information disclosed above is based solely on Schedule 13D filed by Marlin Equities, LLC with the SEC on December 22, 2006. The principal business office for Marlin Equities, LLC is 555 Theodore Fremd Avenue, Suite B-302, Rye, New York 10580.

(10)	Includes 5,000 shares issuable under outstanding options.

(11)	Includes 156,250 shares of common stock held in the name of Warren Struhl Family Partnership, and includes 65,000 shares issuable under outstanding options.

(12)	Represents 45,000 shares issuable under outstanding options.

(13)	Represents 25,000 shares issuable under outstanding options.

(14)	Represents 17,500 shares issuable under outstanding options.

(15)	Represents 100,000 shares issuable under outstanding options.

(16)	Includes 40,000 shares issuable under outstanding options.

(17)	Represents 25,000 shares issuable under outstanding options.

(18)	Includes 750,000 and 211,111 shares issuable under outstanding options and warrants, respectively.

(19)	Percent is based on 20,954,034 shares of common stock outstanding as of April 6, 2007.

(20)	Percent is based on 333,333 shares of convertible preferred stock outstanding as of April 6, 2007.

Item 13. Certain Relationships and Related transactions, and Director Independence

Certain Relationships and Related Transactions

Laura Magnuson, the sister of the Company’s Chief Executive Officer, David Walke, is employed by the Company on an at-will basis as Director, Marketing & Sales Promotion, and is entitled to receive a base salary of $105,000 annually.

Director Independence

The Company utilizes the American Stock Exchange’s definition of “independence”. Based on the aforementioned standard, the Board of Directors has determined that each of the following non-employee directors is independent and has no relationship with the Company, except as a director and stockholder of the Company:

(1) Andrew P. Garvin

(2) Warren Struhl

(3) Denise Shapiro

(4) Regina Paolillo

In addition, based on such standards, the Board of Directors determined that David Walke is not independent because he is the Chief Executive Officer of the Company, and also determined that Brian Ruder is not independent because he previously performed services to the Company but ceased these services as of his appointment to the Board.

Item 14. Principal Accountant Fees and Services

Aggregate fees billed by Deloitte & Touche LLP for professional services rendered to the Company for the fiscal years ended December 31, 2006 and 2005 are as follows:

Audit Fees: Fees for audit services for the fiscal years ended December 31, 2006 and 2005 totaled approximately $344,000 and $387,000, respectively, including fees associated with the audit of the Company's annual financial statements and the review of the financial statements included in the Company's quarterly reports on Form 10-Q.

Audit-Related Fees: Fees for audit related services for the fiscal years ended December 31, 2006 and 2005 totaled zero and approximately $35,000, respectively, and pertained to the audit of the Company’s 401(k) and Profit Sharing Plan.

Tax Fees: Fees for tax services for the fiscal years ended December 31, 2006 and 2005 totaled approximately $7,000 and $42,000, respectively and were for services related to tax compliance, including the preparation of tax returns, tax planning and advice.

All Other Fees: Fees for all services rendered to the Company not described above under Audit Fees, Audit-Related Fees and Tax Fees for the fiscal years ended December 31, 2006 were $27,000, and 2005 totaled approximately $53,000. The aggregate fees for All Other Fees in fiscal 2006 included approximately $23,000 in fees related to sales tax and employment tax related services, and approximately $5,000 in fees related to the filing of the Post Effective Amendment No. 3 to Form S-1.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to review and pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Prior to engagement of the independent registered public accounting firm, the Audit Committee shall pre-approve all auditing services and all permitted non-audit services (including the fees and terms thereof), except those excluded from requiring pre-approval based upon the de minimis exception set forth in Section 10A(i)(1)(B) of the Exchange Act.

In applying these policies described above, the following procedures are followed: (a) prior to each fiscal year, the Audit Committee pre-approves a schedule of estimated fees for proposed non-prohibited audit and non-audit services; (b) actual amounts paid are monitored by Company’s management and reported to the Audit Committee; and (c) between Audit Committee meetings, the Audit Committee has authorized Regina Paolillo to pre-approve (subject to certain limitations) additional non-prohibited services. Pre-approvals granted between Audit Committee meetings are reported to the Audit Committee at its next regular meeting.

All work performed by Deloitte & Touche LLP as described above under the captions Audit Fees, Audit Related Fees, Tax Fees and All Other Fees has been approved or pre-approved by the Audit Committee in accordance with its pre-approval policies and procedures. The Audit Committee has considered and concluded that the provision of non-audit services is compatible with maintaining the auditor's independence.

PART IV

Item 15. Exhibits

(a)	No financial statements or schedules are filed with this report on Form 10-K/A.

(b)	The following documents are filed as part of this report:

(1)	Exhibits:

Exhibit Number	Description of Exhibit
*31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

*31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

*32.1	Certification of Principal Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

*32.2	Certification of Principal Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDELINE, INC. (Registrant)

By:	/s/ David Walke
David Walke,
Chief Executive Officer
April 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(1)	Principal Executive Officer:

/s/ David Walke
David Walke
Chief Executive Officer
April 30, 2007

(2)	Principal Financial Officer and Principal Accounting Officer:

/s/ Peter Stone
Peter Stone
Chief Financial Officer
April 30, 2007

(3)	Board of Directors:

/s/ Andrew P. Garvin
Andrew P. Garvin
Founder and Director
April 30, 2007

/s/ David Walke
David Walke
Chairman of Board of Directors
April 30, 2007

/s/ Regina Paolillo
Regina Paolillo
Director
April 30, 2007

/s/ Denise L. Shapiro
Denise L. Shapiro
Director
April 30, 2007

/s/ Brian Ruder
Brian Ruder
Director
April 30, 2007

/s/ Warren Struhl
Warren Struhl
Director
April 30, 2007

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
*31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

*31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

*32.1	Certification of Principal Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

*32.2	Certification of Principal Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

* Filed herewith.

E-1