Form 10-Q
period 2007-03-31
Guideline, Inc.
filed 2007-05-15
CIK 801338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

YES ☐         NO ☒

There were 20,954,034 shares of the registrant’s common stock, par value $.0001 per share, outstanding at May 10, 2007.

Guideline, Inc. and Subsidiaries
Index

Page
PART I. Financial Information

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets	3
March 31, 2007 (unaudited) and December 31, 2006

Condensed Consolidated Statements of Operations	4
Three Months Ended March 31, 2007 and 2006 (unaudited)

Condensed Consolidated Statements of Cash Flows	5
Three Months Ended March 31, 2007 and 2006 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	24

ITEM 4. Controls and Procedures	24

PART II. Other Information

ITEM 6. Exhibits	25

Signatures	26

Index to Exhibits	27

PART I.
FINANCIAL INFORMATION

ITEM 1. Financial Statements.
Guideline, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share data)

Assets	March 31,	December 31,
	2007	2006

Current assets:
Cash and cash equivalents	$1,166	$2,939
Accounts receivable, net	11,821	9,483
Deferred tax assets	371	311
Prepaid expenses and other current assets	741	657

Total current assets	14,099	13,390

Equipment, software development and leasehold improvements, at cost, less accumulated depreciation and amortization of $12,884 at March 31, 2007
and $12,607 at December 31, 2006	2,107	2,228

Goodwill	21,322	21,322
Intangibles, net	2,045	2,137
Deferred financing fees, net	466	504
Other assets	701	585

	$40,740	$40,166

Liabilities and Shareholders’ Equity

Current liabilities:
Trade accounts payable	$2,643	$2,820
Accrued expenses and other	3,835	4,425
Unearned retainer income	6,454	4,351
Current maturities of notes payable	1,005	2,005
Uncertain tax positions	148	--
Total current liabilities	14,085	13,601

Notes payable	2,130	2,384
Deferred compensation and other liabilities	69	298
Uncertain tax positions	148	--
Total liabilities	16,432	16,283

Redeemable convertible preferred stock, $.0001 par value.
Authorized 2,000,000 shares; issued and outstanding
333,333 shares at March 31, 2007 and December 31, 2006,
and accrued dividends	688	674

Commitments and contingencies

Shareholders’ equity:
Common stock, $.0001 par value. Authorized 100,000,000 shares;
issued and outstanding 20,926,378 shares at March 31, 2007 and
20,925,134 shares at December 31, 2006	2	2
Capital in excess of par value	30,123	29,747
Comprehensive loss	(68)	(111)
Accumulated deficit	(6,437)	(6,429)
Total shareholders’ equity	23,620	23,209
	$40,740	$40,166

See accompanying notes to condensed consolidated financial statements.

Guideline, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
Three months ended March 31,
(in thousands, except share and per share data)

	2007	2006
		(See Note C)

Revenues	$12,782	$11,256

Operating expenses:
Direct costs	7,891	6,948
Selling, general and administrative expenses	4,756	3,974
Total operating expenses	12,647	10,922

Operating income	135	334

Other income	2	28
Equity loss on investment	--	(14)
Interest expense	(104)	(147)
Income before provision for income taxes and cumulative
effect of accounting change	33	201
Provision for income taxes	(19)	(18)
Income before cumulative effect of accounting change	14	183

Cumulative effect of accounting change	--	96
Net income	14	279
Less: Preferred dividends	(14)	(10)
(Loss) income attributable to common shareholders	$--	$269

Earnings per common share - basic and diluted
Income before cumulative effect of accounting change	$0.00	$0.01
Cumulative effect of accounting change	0.00	0.00
Earnings per share	$0.00	$0.01

Weighted average number of common shares outstanding:
Basic	20,925,573	20,447,468
Diluted	20,925,573	21,985,752

See accompanying notes to condensed consolidated financial statements.

Guideline, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
Three months ended March 31,
(in thousands)

	2007	2006
		(See Note C)
Cash flows from operating activities:
Net income	$14	$279
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	380	469
Allowance for doubtful accounts	37	25
Deferred income taxes	--	18
Share-based payments	395	153
Non-cash interest	38	38
Other	--	(218)

Changes in assets and liabilities:
Increase in accounts receivable	(2,375)	(1,523)
Increase in prepaid expenses and other current assets	(22)	(5)
Increase in other assets	(27)	(85)
Increase in unearned retainer income	2,103	2,450
Decrease in other liabilities	(25)	(45)
Decrease in accounts payable and accrued expenses	(826)	(556)

Net cash (used in) provided by operating activities	(308)	1,000
Cash flows from investing activities:
Capital expenditures	(138)	(201)
Purchase of investment	(55)	--

Net cash used in investing activities	(193)	(201)
Cash flows from financing activities:
Principal payments under notes payable	(1,254)	(2,251)
Payments under capital leases	(18)	(20)

Net cash used in financing activities	(1,272)	(2,271)

Net decrease in cash and cash equivalents	(1,773)	(1,472)

Cash and cash equivalents at beginning of period	2,939	2,697
Cash and cash equivalents at end of period	$1,166	$1,225

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$59	$118
Taxes paid	$184	$96

See accompanying notes to condensed consolidated financial statements.

Guideline, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

A. Management's Statement

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position at March 31, 2007, and the results of operations and cash flows for the three-month periods ended March 31, 2007 and 2006. All such adjustments are of a normal and recurring nature. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

C. Accounting Changes

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS 123 (R)”), which the Company adopted on January 1, 2006. SFAS 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the requisite service period, generally as the award vests. As a result of adopting SFAS 123(R), the Company recognized an after-tax gain of $96,000 ($96,000 pre-tax), with an impact on basic and diluted earnings per share of $0.00, as the cumulative effect of a change in accounting principle attributable to the requirement to estimate forfeitures at the grant date instead of recognizing them as incurred. The adoption of SFAS 123(R) did not otherwise have a material effect on the 2006 consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a Rollover and Iron Curtain approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The Company has historically used the Rollover Method. The provisions of SAB No. 108 were effective for the Company for the year ended December 31, 2006. In connection with the application of SAB No. 108, the Company recorded a $447,000 charge to retained earnings as of January 1, 2006 which relates to (i) a $300,000 overstatement of deferred tax assets that accumulated over several previous years and, (ii) a $147,000 understatement of accrued expenses related to travel costs.

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

(2) The Company recorded travel expenses incurred in 2005 as an expense in 2006 when these expenses were paid.. These expenses should have been recorded in 2005.

The impact of these adjustments on the quarter ended March 31, 2006 is summarized below:

	Previously Reported	Adjustment	As Adjusted
For the quarter ended March 31, 2006
Deferred tax assets	$1,057,000	$(300,000)	$757,000
Accrued expenses	3,100,000	(61,000)	3,039,000
Shareholders’ equity	21,606,000	(245,000)	21,361,000
Selling, general & administrative expenses	4,035,000	(61,000)	3,974,000
Net income	224,000	55,000	279,000
Net income attributable to shareholders	214,000	55,000	269,000
Earnings per share	0.01	0.00	0.01

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

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.”  This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  Under FIN 48, the tax effects of a position should be recognized only if it is “more-likely-than-not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company has adopted the provisions of FIN 48 as of January 1, 2007, but this did not have a material impact on the financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), "The Fair Value Option for Financial Assets and Financial Liabilities", providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Accounting principles generally accepted within the United States has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 159 on its financial statements.

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

	Three months ended March 31,
	2007	2006

Basic number of common shares	20,925,573	20,447,468
Effect of dilutive securities:
Warrants	--	884,249
Restricted common shares	--	289,276
Stock options	--	364,759
Diluted number of common shares	20,925,573	21,985,752

Warrants to purchase 4,167,222 shares of common stock at prices ranging from $0.01 to $3.00 per share, and related weighted average price per share of $2.24, were outstanding during the three months ended March 31, 2007, and options, restricted stock and redeemable convertible preferred shares, including accrued preferred dividends, to purchase 3,978,236 shares of common stock at prices ranging from $0.01 to $3.6875 per share, and related weighted average prices per share of $1.36, were outstanding during the three months ended March 31, 2007, but were not included in the computation of diluted EPS because the Company recorded $0 net income attributable to common shareholders for the three months ended March 31, 2007.

Warrants to purchase 3,808,293 shares of common stock at prices ranging from $1.47 to $3.00 per share, and related weighted average price per share of $2.68, were outstanding during the three months ended March 31, 2006, and options, restricted stock and redeemable convertible preferred shares, including accrued preferred dividends, to purchase 1,657,633 shares of common stock at prices ranging from $1.25 to $3.6875 per share, and related weighted average prices per share of $1.78, were outstanding during the three months ended March 31, 2006, but were not included in the computation of diluted EPS because the warrants, options, preferred shares and dividends had exercise prices greater than the average market price of the common shares for the three months ended March 31, 2006.

E. Other Assets

During the three months ended March 31, 2007, the Company recorded a comprehensive gain of $41,000, and during the three months ended March 31, 2006 recorded a comprehensive loss of $14,000, related to the change in the market value of its investment in Scientigo common stock. As a result, the Company’s investment in Scientigo was $90,000 as of March 31, 2007.

F. Debt

As of March 31, 2007, $2,925,000 remains outstanding under the $4,500,000 Term Facility. The full amount of $4,500,000 is available under the Revolving Facility as of March 31, 2007. Accrued but unpaid interest related to the Term and Revolving Facilities was approximately $38,000 as of March 31, 2007. The Term Facility bears interest at LIBOR plus 3%, which was 8.36% at March 31, 2007 based on the three-month LIBOR contract in effect at that time. The Revolving Facility bears interest at LIBOR plus 2.75%. Interest expense related to the Term Facility was $60,000 and $62,000 for the three months ended March 31, 2007 and 2006, respectively. Interest expense related to the Revolving Facility was $0 and $36,000 for the three months ended March 31, 2007 and 2006, respectively. The Company previously incurred $760,000 in closing and other transaction costs related to the Senior Secured Facilities, which are amortized to interest expense over the duration of the Term Facility. Amortization of deferred financing fees was $38,000 for the three months ended March 31, 2007 and 2006, and is included in interest expense.

Loans under the Revolving Facility will be available until the earlier of (i) April 1, 2008, and (ii) the date of termination of the commitment of the Lender to make revolving credit loans and of the obligation of the Lender to make letter of credit extensions.

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

The Company is in compliance with all covenants as of March 31, 2007.

The Company has a loan agreement with a vendor for the purchase of a customer relationship management system. The loan agreement is for $343,957 plus interest at a rate of 9% per annum, to be paid over a 36-month period, in monthly installments of $10,938, with the first payment due in January 2006. Interest expense relate to this note was $4,000 and $7,000 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, the outstanding balance on this note was $210,000.

G. Income Taxes

The $19,000 and $18,000 income tax provisions for the three months ended March 31, 2007 and 2006, respectively, represent 56% and 9%, respectively, of the income before provision for income taxes. The difference between these rates and the statutory rate primarily relates to expenses that are not deductible for income tax purposes and reflects the utilization of $70,000 of net operating loss carryforwards during the quarter ended March 31, 2006. The Company expects is 2007 annual effective tax rate to approximate 56%.

As a result of the implementation of FIN 48, the Company recognized a $16,000 increase in the liability for unrecognized tax benefits and a decrease to the January 1, 2007 balance of retained earnings.  As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company’s unrecognized tax benefits totaled $296,000 of which $5,000 would favorably impact the Company’s effective tax rate, if recognized.  The remaining $291,000 of liability for unrecognized tax benefits represents a reclassification from previously established deferred tax liabilities pursuant to the adoption of FIN 48.  The Company’s tax returns for 2003-2005 remain open to examination by the Internal Revenue Service in their entirety and for all years with respect to the net operating losses deducted or to be deducted.  They also remain open with respect to state taxing jurisdictions.  The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  As of January 1, 2007, the Company recorded a liability of approximately $5,000 for the payment of interest. The change to the uncertain tax positions or interest accruals for the first quarter of 2007 was not material. The change in the unrecognized tax benefits within the next twelve months is not expected to be material to the financial statements.

H. Shareholders’ Equity

Stock Options

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

The per share weighted-average fair value of stock options granted during the three months ended March 31, 2007 was $0.65. Such amounts were determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

2007
Expected dividend yield	0%
Risk-free interest rate	4.54%
Volatility	66.38%
Expected life	5 years

Stock-based compensation expense was $73,000 and $82,000 for the three months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007, there was $562,000 of total unrecognized compensation cost related to the nonvested stock-based compensation awards granted under the stock option plans. That cost is expected to be recognized over a period of 3.7 years.

Activity under the stock option plans is summarized as follows:

	Available for grant	Options Granted	Weighted average exercise price	Weighted average grant-date fair value
January 1, 2007	1,751,586	2,383,597	$1.36	$0.96
Granted	(2,500)	2,500	1.10	0.65
Exercised	--	(1,244)	0.80	0.47
Cancelled	29,756	(29,756)	1.21	0.86
No longer available under the 1996 Plan	(4,756)	--	--	--
March 31, 2007	1,774,086	2,355,097	$1.36	$0.96
Exercisable at March 31, 2007		1,984,247	$1.27	$0.91
Exercisable at March 31, 2006		1,724,784	$1.21	$0.86

	Available for grant	Options Granted	Weighted average exercise price	Weighted average grant-date fair value
January 1, 2006	1,077,316	2,385,151	$1.38	$0.98
Granted	--	--	--	--
Exercised	--	(1,190)	0.87	0.50
Cancelled	22,560	(22,560)	1.92	1.39
No longer available under the 1996 Plan	(790,040)	--	--	--
March 31, 2006	309,836	2,361,401	$1.38	$0.97
Exercisable at March 31, 2006		1,724,784	$1.21	$0.86
Exercisable at March 31, 2005		1,896,492	$1.00	$0.69

	Outstanding				Exercisable
Range	Number of options	Weighted average exercise price	Aggregate intrinsic value at March 31, 2007	Remaining average contractual life in years	Number of options	Weighted average exercise price	Aggregate intrinsic value at March 31, 2007	Remaining average contractual life in years

$0.41 - $0.50	364,200	$0.41	$250,020	4.60	364,200	$0.41	$250,020	4.60
$0.63 - $0.80	223,450	$0.79	68,671	4.12	223,450	$0.79	68,671	4.12
$0.97 - $1.40	816,975	$1.18	7,445	4.19	769,575	$1.19	4,715	4.19
$1.45 - $1.84	527,500	$1.58	--	6.19	343,805	$1.59	--	6.19
$1.95 - $3.69	422.972	$2.55	--	5.71	283,217	$2.60	--	5.71

	2,355,097		$326,136		1,984,247		$323,406

During the three months ended March 31, 2007, 2,500 options to purchase shares of common stock were granted under the Company’s Stock Option Plan, with an exercise price of $1.10, which represents the fair market value of such shares on the date of grant. There were no options to purchase shares of common stock granted under the Company’s Stock Option Plans during the three months ended March 31, 2006.

During the three-month periods ended March 31, 2007 and 2006, 29,756 and 22,560 options, respectively, were cancelled or terminated under the Company’s Stock Option Plans, at prices ranging from $0.625 to $1.53 and $0.625 to $2.40, respectively.

Restricted Stock

In January 2005, 100,000 shares of restricted stock, with a grant-date fair value of $1.12 per share, were granted to the Company’s Chief Executive Officer under the 2003 Incentive Plan. In January 2006, an additional 150,000 shares of restricted stock, with a grant-date fair value of $0.70 per share, were granted to the CEO under the 2003 Incentive Plan. In July 2006, an additional 48,528 shares of restricted stock, with a grant-date fair value of $1.49 per share, were granted to the CEO under the 2003 Incentive Plan. In January 2007, an additional 200,000 shares of restricted stock, with a grant-date fair value of $1.49 per share, were granted to the CEO under the 2003 Incentive Plan. These shares were calculated at fair value on the date of grant, and are being amortized over their respective vesting periods. Compensation expense related to these shares was $131,000 and $36,000 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, there was $375,000 of total unrecognized compensation cost related to the nonvested portion of these awards. The above shares are only issued upon the request of the recipient. As of March 31, 2007, none of the above shares have been issued.

In January 2005, 25,000 shares of restricted stock, with a grant-date fair value of $1.12 per share, were granted to the Company’s Chief Financial Officer under the 2003 Incentive Plan. In January 2006, an additional 50,000 shares of restricted stock, with a grant-date fair value of $0.70 per share, were granted to the CFO under the 2003 Incentive Plan. In July 2006, an additional 16,415 shares of restricted stock, with a grant-date fair value of $1.49 per share, were granted to the CFO under the 2003 Incentive Plan. In January 2007, an additional 75,000 shares of restricted stock, with a grant-date fair value of $1.49 per share, were granted to the CFO under the 2003 Incentive Plan. These shares were calculated at fair value on the date of grant, and are being amortized over their respective vesting periods. Compensation expense related to these shares was $46,000 and $11,000 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, there was $134,000 of total unrecognized compensation cost related to the nonvested portion of these awards. The above shares are only issued upon the request of the recipient. As of March 31, 2007, none of the above shares have been issued.

During 2004, 100,000 shares of restricted stock, with a grant-date fair value of $2.55 per share, were granted to the Company’s Chief Operating Officer under the 2003 Incentive Plan. In July 2005, an additional 50,000 shares of restricted stock, with a grant-date fair value of $0.50 per share, were granted to the COO. In July 2006, an additional 206,203 shares of restricted stock, with a grant-date fair value of $1.49 per share, were granted to the COO under the 2003 Incentive Plan. These shares were calculated at fair value on the date of grant, and are being amortized over their respective vesting periods. Compensation expense related to these shares was $60,000 and $24,000 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, there was $179,000 of total unrecognized compensation cost related to the nonvested portion of these awards. The above shares are only issued upon the request of the recipient. As of March 31, 2007, 150,000 shares have been issued.

In July 2006, a total of 142,008 shares of restricted stock, with a grant-date fair value of $1.49 per share, were granted to the members of the Company’s Board of Directors and to two of the Company’s Senior Managing Directors under the 2003 Incentive Plan. In March 2007, a total of 75,000 shares of restricted stock, with a grant-date fair value of $1.14 per share, were granted to the members of the Company’s Board of Directors under the 2003 Incentive Plan. These shares were calculated at fair value on the date of grant. The shares granted to the members of the Company’s Board of Directors are being amortized over the service period of one year. Compensation expense related to these shares was $81,000 for the three months ended March 31, 2007. As of March 31, 2007, there was $120,000 of total unrecognized compensation cost related to the nonvested portion of these awards. The above shares are only issued upon the request of the recipient. As of March 31, 2007, none of the above shares have been issued.

In August 2006, 10,000 shares of restricted stock, with a grant-date fair value of $1.45 per share, were granted to a member of the Company’s Board of Directors under the 2003 Incentive Plan. These shares were calculated at fair value on the date of grant, and are being amortized over the service period of one year. Compensation expense related to these shares was $4,000 for the three months ended March 31, 2007. As of March 31, 2007, there was $4,000 of total unrecognized compensation cost related to the nonvested portion of these awards. The above shares are only issued upon the request of the recipient. As of March 31, 2007, none of the above shares have been issued.

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

(in thousands)	Three Months Ended March 31,
	2007	2006 (3)	$ Change	% Change
Revenues
On-Demand Business Research	$3,533	$3,780	$(247)	(6.53)%
Strategic Intelligence	985	1,235	(250)	(20.24)%
Custom Market Research	5,523	3,801	1,722	45.30%
Product Development Intelligence	2,741	2,440	301	12.34%
Revenues	$12,782	$11,256	$1,526	13.56%

Operating income
On-Demand Business Research	$(86)	$399	$(485)	(121.55)%
Strategic Intelligence	67	291	(224)	(76.78)%
Custom Market Research	1,332	268	1,064	397.01%
Product Development Intelligence	343	389	(46)	(11.83)%
Total segment operating income	1,656	1,347	309	22.94%
Corporate & other (1)	(1,521)	(1,013)	(508)	(50.15)%
Operating income	$135	$334	$(199)	(59.58)%

Income before income taxes (2)
On-Demand Business Research	$(86)	$399	$(485)	(121.55)%
Strategic Intelligence	67	296	(229)	(77.36)%
Custom Market Research	1,332	273	1,059	387.91%
Product Development Intelligence	343	388	(46)	(11.83)%
Total segment income before income taxes	1,656	1,356	300	22.12%
Corporate & other (1)	(1,623)	(1,155)	(468)	(40.52)%
Income before income taxes	$33	$201	$(168)	(83.58)%

(1) Represents the effect of direct costs and selling, general, and administrative expenses not attributable to a single segment.
(2) Excludes the impact of the cumulative effect of accounting change.
(3) See Note C.

J. Accrued Expenses

As of December 31, 2006, a balance of $53,000 remained accrued for charges under a severance plan approved by the Board of Directors. During the three months ended March 31, 2007, the Company accrued an additional charge of $78,000. Payments totaling $35,000 were made to five individuals during the three months ended March 31, 2007. The remaining balance of $96,000 will be paid through November 2007.

As of March 31, 2007, the Company has accrued approximately $1,030,000, which represents the estimated Two Year Deferred Consideration (as defined in the respective purchase agreements) to be paid to the former owners of Atlantic and Signia.

K. Deferred Compensation

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

L. Supplemental Disclosure of Non-Cash Investing and Financing Activities

Non-cash operating activities:

Upon the adoption of FIN 48, the Company recognized a $16,000 increase in the liability for unrecognized tax benefits and a decrease to the January 1, 2007 balance of retained earnings.

As of March 31, 2007, the Company reclassified $60,000 from accrued expenses to current uncertain tax positions. The Company also reclassified $220,000 from deferred compensation and other liabilities to uncertain tax positions.

As of March 31, 2006, the Company recognized a $300,000 reduction in current deferred tax assets and a decrease to the January 1, 2006 balance of retained earnings, under SAB No. 108.

Non-cash investing activities:

As of March 31, 2006, the Company had accrued approximately $1,030,000, which represents the estimated One Year Deferred Consideration earned as of that date in connection with the Atlantic and Signia acquisitions.

As of March 31, 2006, the Company had accrued approximately $11,000, which represents unpaid transaction costs related to the private placement of the Company’s Common Stock.

Non-cash financing activities:

During the three months ended March 31, 2007, the Company recorded the exercise of 1,500 options at a price of $0.625, in exchange for 744 shares of common stock at a price of $1.24.

During the three months ended March 31, 2006, the Company recorded the exercise of 5,250 options at prices ranging from $0.625 to $1.062, in exchange for 1,190 shares of common stock at prices ranging from $1.20 to $1.29.

During the three months ended March 31, 2007 and 2006, the Company recorded preferred dividends of $14,000 and $10,000, respectively, for such periods.

ITEM 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Results of Operations - Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The following represents the Company’s analysis of its results of operations for the three months ended March 31, 2007 as compared with the three months ended March 31, 2006.

(in thousands)	Three Months Ended March 31,
	2007	2006 (1)	$ Change	% Change
Revenues
On-Demand Business Research	$3,533	$3,780	$(247)	(6.53)%
Strategic Intelligence	985	1,235	(250)	(20.24)%
Custom Market Research	5,523	3,801	1,722	45.30%
Product Development Intelligence	2,741	2,440	301	12.34%
Revenues	$12,782	$11,256	$1,526	13.56%

Direct costs	$7,891	$6,948	$943	13.57%

Selling, general and administrative expenses	$4,756	$3,974	$728	19.68%

Operating income	$135	$334	$(199)	(59.58)%

Interest expense	$(104)	$(147)	$43	29.25%

Income tax provision	$(19)	$(18)	$(1)	(5.56)%

Net income	$14	$279	$(265)	(94.98)%

Net (loss) income attributable to common shareholders	$--	$269	$(269)	(100.00)%
(1) See Note C.

Revenues

Revenues increased by $1,526,000, or 13.56%, from $11,256,000 for the three months ended March 31, 2006 to $12,782,000 for the three months ended March 31, 2007. See below for more details regarding this increase.

On-Demand Business Research

On-Demand Business Research revenues, which result from annual subscription contracts, decreased by $247,000, or 6.53%, from $3,780,000 for the three months ended March 31, 2006 to $3,533,000 for the three months ended March 31, 2007. The decrease was a result of customer cancellations that were not sufficiently offset by the sale of new customer accounts. In 2005, the Company changed to a strategy of retention of the retainer base, rather than one of actively selling new retainer subscriptions, and significantly reduced the direct sales force responsible for selling these subscriptions. There is also a perception among certain customers that they can satisfy their day-to-day research needs internally through the use of the internet. This has been partially offset by the introduction of new services catering to corporations and private capital firms, in addition to the re-structuring of existing retainer agreements, which have now begun to stabilize the decline in annual retainer base.

Strategic Intelligence

Strategic Intelligence revenues decreased by $250,000, or 20.24%, from $1,235,000 for the three months ended March 31, 2006 to $985,000 for the three months ended March 31, 2007. This decrease was primarily due to a lower volume of projects with this segment’s largest client.

Custom Market Research

Custom Market Research revenues increased by $1,722,000, or 45.30%, from $3,801,000 for the three months ended March 31, 2006 to $5,523,000 for the three months ended March 31, 2007. The increase was primarily due to an increase in business volume from existing clients primarily in the pharmaceutical and legal sectors of approximately $1,025,000. In addition, revenue from the Company’s Custom Market Research business in Boston increased by approximately $697,000 due to a greater volume of projects from new and existing clients.

Product Development Intelligence

Product Development Intelligence revenues increased by $301,000, or 12.34%, from $2,440,000 for the three months ended March 31, 2006 to $2,741,000 for the three months ended March 31, 2007. This was primarily the result of the performance of the Litigation Support business, which provides customers with access to subject-matter experts to support customer litigation activities, as well as an increase in in-depth consulting engagements.

Direct costs

Direct costs, which are those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases, increased by $943,000, or 13..57%, from $6,948,000 for the three months ended March 31, 2006 to $7,891,000 for the three months ended March 31, 2007. Direct costs represented 61.74% and 61.73% of revenues for the three months ended March 31, 2007 and 2006, respectively. This increase was primarily a result of an increase in external costs of sales related to fulfillment, including the cost paid to content providers, of $882,000 and an increase in direct labor including stock-based compensation expense of $247,000, offset by a decrease in depreciation and amortization of $181,000.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $782,000, or 19.68%, from $3,974,000, or 35.31% of revenue, for the three months ended March 31, 2006 to $4,756,000, or 37.21% of revenue, for the three months ended March 31, 2007. This increase was due primarily to an increase in indirect labor including stock-based compensation expense of $529,000. The increase in indirect labor was primarily the result of an increase of $160,000 due to the establishment of a corporate-wide sales force and an increase of $221,000 in stock-based compensation expense as a result of grants of options and restricted stock to the Board of Directors and certain members of management. Non-labor selling, general and administrative expenses increased as a result of an increase in depreciation and amortization of $92,000, an increase in merger and acquisition related expenses of $83,000 and an increase in professional fees of $70,000, partially offset by decreases in such areas as public relations, insurance, maintenance and advertising.

Operating income

Operating income for the three months ended March 31, 2007 was $135,000, as compared to operating income for the three months ended March 31, 2006 of $334,000, a decline of $199,000. This decline in operating income was a result of increases in direct costs and selling, general and administrative expenses, partially offset by increases in revenues. See discussion above for further details.

Interest expense

Interest expense decreased by $43,000 from $147,000 for the three months ended March 31, 2006 to $104,000 for the three months ended March 31, 2007. This decrease is primarily the result of a reduced level of debt during the quarter ended March 31, 2007 as compared with the quarter ended March 31, 2006. See Note F. to the Condensed Consolidated Financial Statements, included elsewhere in this Form 10-Q, for more information regarding this credit facility.

Income Taxes

The $19,000 and $18,000 income tax provisions for the three months ended March 31, 2007 and 2006, respectively, represent 56% and 9%, respectively, of the income before provision for income taxes. The difference between these rates and the statutory rate primarily relates to expenses that are not deductible for income tax purposes and reflects the utilization of $70,000 of net operating loss carryforwards during the quarter ended March 31, 2006. The Company expects is 2007 annual effective tax rate to approximate 56%.

Net Income

Net income for the three months ended March 31, 2007 was $14,000, as compared to net income for the three months ended March 31, 2006 of $279,000. Included in net income in the first quarter of 2006 was the cumulative effect of accounting change of $96,000 in conjunction with the adoption of SFAS 123(R).

Net Income (Loss) Attributable to Common Shareholders

Net loss attributable to common shareholders for the three months ended March 31, 2007 was $0, as compared to net income attributable to common shareholders for the three months ended March 31, 2006 of $269,000. Included in net income in the first quarter of 2006 was the cumulative effect of accounting change of $96,000 in conjunction with the adoption of SFAS 123(R).

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a Rollover and Iron Curtain approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The Company has historically used the Rollover Method. The provisions of SAB No. 108 were effective for the Company for the year ended December 31, 2006. In connection with the application of SAB No. 108, the Company recorded a $447,000 charge to retained earnings as of January 1, 2006 which relates to (i) a $300,000 overstatement of deferred tax assets that accumulated over several previous years and, (ii) a $147,000 understatement of accrued expenses related to travel costs.

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

The impact of these adjustments on the quarter ended March 31, 2006 is summarized below:

	Previously Reported	Adjustment	As Adjusted
For the quarter ended March 31, 2006
Deferred tax assets	$1,057,000	$(300,000)	$757,000
Accrued expenses	3,100,000	(61,000)	3,039,000
Shareholders’ equity	21,606,000	(245,000)	21,361,000
Selling, general & administrative expenses	4,035,000	(61,000)	3,974,000
Net income	224,000	55,000	279,000
Net income attributable to shareholders	214,000	55,000	269,000
Earnings per share	0.01	0.00	0.01

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

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.”  This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  Under FIN 48, the tax effects of a position should be recognized only if it is “more-likely-than-not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company has adopted the provisions of FIN 48 as of January 1, 2007, but this did not have a material impact on the financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), "The Fair Value Option for Financial Assets and Financial Liabilities", providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Accounting principles generally accepted within the United States has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 159 on its financial statements.

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

Revenue Recognition

Approximately 38% of the Company’s revenues for the three months ended March 31, 2007 were derived from subscription contracts with customers, including approximately 95% of the revenues of the On-Demand business segment and approximately 56% of the revenues of the Product Development Intelligence business segment. The remaining 62% of the Company’s revenues for the three months ended March 31, 2007 consisted of market research projects, in-depth research projects and outsourced information services.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We have tax loss carryforwards that have been recognized as assets on our balance sheet. These assets are subject to expiration from 2020 to 2023. Realization of the net deferred tax assets is dependent on future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards.

Non-Marketable Equity Securities

The Company’s investment in Scientigo, Inc. is valued at $90,000 as of March 31, 2007. This security is accounted for under the fair value method, where unrealized gains or losses are recorded as comprehensive income or loss in equity as the above securities are considered to be available for sale securities.

The preferred share securities in idealab! is an investment in a start-up enterprise. As of March 31, 2007, the carrying value of these preferred share securities is $22,500. It is reasonably possible in the near term that our estimate of the net realizable value of the preferred shares will be less than the carrying value of the preferred shares.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from retainer accounts (including prepaid retainer fees from clients) and borrowings. Cash balances were $1,166,000 and $2,939,000 at March 31, 2007 and December 31, 2006, respectively. Our working capital surplus position (current assets less current liabilities) at March 31, 2007 was $14,000 as compared to a working capital deficit position of $(211,000) at December 31, 2006. Included in current liabilities is unearned retainer income of $6,454,000 as of March 31, 2007 and $4,351,000 as of December 31, 2006. Such amounts reflect amounts billed, but not yet earned.

Cash used in operating activities was $(308,000) during the three months ended March 31, 2007 and cash provided by operating activities was $1,000,000 during the three months ended March 31, 2006. During 2007, the most significant items were an increase in accounts receivable of $2,375,000 and a decrease in accounts payable and accrued expenses of $826,000, partially offset by an increase in unearned income of $2,103,000, depreciation and amortization of $380,000 and share-based payments of $395,000. Receivables and unearned revenue are increasing as a result of increased profitability and the volume of projects that have commenced. During 2006, operating cash was provided primarily by an increase in unearned revenue of $2,450,000, depreciation and amortization of $469,000 and share-based payments of $153,000 partially offset by an increase in accounts receivable of $1,523,000 a decrease in accounts payable and accrued expenses of $556,000 and cash used for other general operating purposes.

Cash used in investing activities was $(193,000) and $(201,000) in the three-month periods ended March 31, 2007 and 2006, respectively. In 2007 and 2006, the primary use of cash was for capital expenditures for computer hardware upgrades and leasehold improvements of $138,000, and $201,000, respectively. Also in 2007, the Company increased its investment in a minority interest by $55,000. During 2007 the Company expects to spend approximately $820,000 for capital items, which will relate primarily to computer hardware and software upgrades and for leasehold improvements.

Cash used in financing activities was $(1,272,000) and $(2,271,000) in the three-month periods ended March 31, 2007 and 2006, respectively. In 2007, the most significant item was the repayment of notes payable of $1,254,000, including the pay-down of $1,000,000 on the senior secured revolving credit facility (“Revolving Facility”). In 2006, the most significant item was the repayment of notes payable of $2,251,000, including the pay-down of $2,000,000 on the Revolving Facility.

As of March 31, 2007, $2,925,000 remains outstanding under the $4,500,000 Term Facility. The full amount of $4,500,000 is available under the Revolving Facility as of March 31, 2007. Accrued but unpaid interest related to the Term and Revolving Facilities was approximately $38,000 as of March 31, 2007. The Term Facility bears interest at LIBOR plus 3%, which was 8.36% at March 31, 2007 based on the three-month LIBOR contract in effect at that time. The Revolving Facility bears interest at LIBOR plus 2.75%. Interest expense related to the Term Facility was $60,000 and $62,000 for the three months ended March 31, 2007 and 2006, respectively. Interest expense related to the Revolving Facility was $0 and $36,000 for the three months ended March 31, 2007 and 2006, respectively. The Company previously incurred $760,000 in closing and other transaction costs related to the Senior Secured Facilities, which are amortized to interest expense over the duration of the Term Facility. Amortization of deferred financing fees was $38,000 for the three months ended March 31, 2007 and 2006, and is included in interest expense.

Loans under the Revolving Facility will be available until the earlier of (i) April 1, 2008, and (ii) the date of termination of the commitment of the Lender to make revolving credit loans and of the obligation of the Lender to make letter of credit extensions. The Credit Agreement contains certain restrictions on the conduct of the Company’s business, including, without limitation, restrictions on incurring debt, making certain restricted payments (any dividend or other distribution, whether in cash, securities or other property, with respect to any stock or stock equivalents of the Company or any subsidiary), disposing of certain assets, making investments; exceeding certain agreed upon capital expenditures; creating or suffering liens; completing certain mergers, consolidations and sales of assets, redeeming or prepaying other debt; and certain transactions with affiliates, subject in each case to any applicable exceptions or thresholds contained in the Credit Agreement. The Credit Agreement also contains financial covenants that require the Company to maintain certain leverage and fixed charge ratios and a minimum net worth.

All obligations under the Senior Secured Facilities are secured by a security interest in substantially all of the personal property of the Company.

The Company is in compliance with all covenants as of March 31, 2007.

The Company has a loan agreement with a vendor for the purchase of a customer relationship management system. The loan agreement is for $343,957 plus interest at a rate of 9% per annum, to be paid over a 36-month period, in monthly installments of $10,938, with the first payment due in January 2006. Interest expense relate to this note was $4,000 and $7,000 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, the outstanding balance on this note was $210,000.

We believe that our cash and cash equivalents on hand, cash generated from operations and collections of our accounts receivable, and the availability of the Revolving Facility with the Lender, will be sufficient to fund our operations for the foreseeable future.

Other Commitments and Contingencies

The following table includes aggregate information about our contractual obligations as of March 31, 2007 and the periods in which payments are due.

	As of March 31, 2007
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Notes payable (1)	$3,135,000	$1,017,000	$1,893,000	$225,000	$--
Non-cancelable operating lease commitments	7,688,000	1,404,000	2,664,000	2,346,000	1,274,000
Capital lease commitments	30,000	30,000	--	--	--
Salary commitments	447,000	447,000	--	--	--
	$11,300,000	$2,898,000	$4,557,000	$2,571,000	$1,274,000

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

Forward Looking Information: Certain Cautionary Statements

In this report, and from time to time, we may make or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and services, and similar matters. Such statements are necessary estimates reflecting management's best judgment based on current information. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are usually identified by the use of words or phrases such as “believes,” “anticipates,” “expects,” “estimates,” “planned,” “outlook,” and “goal.” Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. In order to comply with the terms of the safe harbor, we note that a variety of risks and uncertainties could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in forward-looking statements. While it is impossible to identify all such factors, the risks and uncertainties that may affect the operations, performance and results of our business include the risks and uncertainties set forth in the section headed “Factors That Could Affect Our Future Results” of Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company maintains the Term Facility and Revolving Facility, which are for non-trading purposes, and any future borrowings thereunder would increase our exposure to market risk. An immediate change of one percent in the interest rate would cause a change in interest expense of approximately $29,000 for the fiscal year ending December 31, 2007. The Term Facility bears interest at LIBOR plus 3%, which was 8.36% at March 31, 2007 based on the three-month LIBOR contract in effect at that time. The Revolving Facility bears interest at LIBOR plus 2.75%. Our objective in maintaining the Revolving Facility is the ability to obtain funding that provides flexibility regarding early repayment without penalties, and that has a lower overall cost as compared with fixed-rate borrowings. Management does not believe that the risk inherent in the variable-rate nature of the Term and Revolving Facilities would have a material adverse effect on the Company if interest rates accrued on such borrowings were to increase. However, no assurance can be given that such a risk will not have a material adverse effect on the Company.

There has been no material change in our assessment of our sensitivity to market risk as of March 31, 2007, as compared to the information included in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 17, 2007.

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

Guideline, Inc.
(REGISTRANT)

Date: May 15, 2007	By: /s/ David Walke
David Walke
Chief Executive Officer

Date: May 15, 2007	/s/ Peter Stone
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