Form 10-Q
period 2007-06-30
Guideline, Inc.
filed 2007-08-14
CIK 801338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

YES ☐   NO ☐

There were 21,376,928 shares of the registrant’s common stock, par value $.0001 per share, outstanding at August 9, 2007.

Guideline, Inc. and Subsidiaries
Index

Page
PART I. Financial Information

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets	3
June 30, 2007 (unaudited) and December 31, 2006

Condensed Consolidated Statements of Operations	4
Six Months Ended June 30, 2007 and 2006 (unaudited)

Condensed Consolidated Statements of Operations	5
Three Months Ended June 30, 2007 and 2006 (unaudited)

Condensed Consolidated Statements of Cash Flows	6
Six Months Ended June 30, 2007 and 2006 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	33

ITEM 4. Controls and Procedures	34

PART II. Other Information

ITEM 6. Exhibits	34

Signatures	35

Index to Exhibits	36

PART I.
FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Guideline, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2007	December 31, 2006
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,465	$2,939
Accounts receivable, net	10,332	9,483
Deferred tax assets	371	311
Prepaid expenses and other current assets	1,017	657
Total current assets	13,185	13,390

Equipment, software development and leasehold improvements, at cost, less accumulated depreciation and amortization of $13,160 at June 30, 2007
and $12,607 at December 31, 2006	1,971	2,228

Goodwill	21,322	21,322
Intangibles, net	1,952	2,137
Deferred financing fees, net	428	504
Other assets	728	585
	$39,586	$40,166
Liabilities and Shareholders’ Equity

Current liabilities:
Trade accounts payable	$2,882	$2,820
Accrued expenses and other	2,250	4,425
Unearned retainer income	6,011	4,351
Current maturities of notes payable	1,505	2,005
Uncertain tax positions	148	--
Total current liabilities	12,796	13,601

Notes payable	1,877	2,384
Deferred compensation and other liabilities	61	298
Uncertain tax positions	148	--
Total liabilities	14,882	16,283

Redeemable convertible preferred stock, $.0001 par value.
Authorized 2,000,000 shares; issued and outstanding
333,333 shares at June 30, 2007 and December 31, 2006,
and accrued dividends	702	674

Commitments and contingencies

Shareholders’ equity:
Common stock, $.0001 par value. Authorized 100,000,000 shares;
issued and outstanding 21,165,145 shares at June 30, 2007 and
20,925,134 shares at December 31, 2006	2	2
Capital in excess of par value	30,640	29,747
Comprehensive loss	(103)	(111)
Accumulated deficit	(6,537)	(6,429)
Total shareholders’ equity	24,002	23,209
	$39,586	$40,166

See accompanying notes to condensed consolidated financial statements.

Guideline, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
Six months ended June 30,
(in thousands, except share and per share data)

	2007	2006
		(See Note C)

Revenues	$24,469	$23,218

Operating expenses:
Direct costs	15,019	13,998
Selling, general and administrative expenses	9,427	8,300
Total operating expenses	24,446	22,298

Operating income	23	920

Other income	5	23
Equity loss on investment	(2)	(20)
Interest expense	(210)	(311)
(Loss) income before benefit (provision) for income taxes and
cumulative effect of accounting change	(184)	612
Benefit (provision) for income taxes	103	(54)
(Loss) income before cumulative effect of accounting change	(81)	558
Cumulative effect of accounting change	--	96
Net (loss) income	(81)	654
Less: Preferred dividends	(27)	(20)
(Loss) income attributable to common shareholders	$(108)	$634

(Loss) earnings per common share - basic and diluted
(Loss) income before cumulative effect of accounting change	$(0.01)	$0.02
Cumulative effect of accounting change	0.00	0.01
(Loss) earnings per share	$(0.01)	$0.03

Weighted average number of common shares outstanding:
Basic and diluted	20,977,942	20,677,922

See accompanying notes to condensed consolidated financial statements.

Guideline, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
Three months ended June 30,
(in thousands, except share and per share data)

	2007	2006
		(See Note C)

Revenues	$11,687	$11,962

Operating expenses:
Direct costs	7,128	7,050
Selling, general and administrative expenses	4,671	4,326
Total operating expenses	11,799	11,376

Operating (loss) income	(112)	586

Other income (expense)	3	(5)
Equity loss on investment	(2)	(6)
Interest expense	(106)	(164)
(Loss) income before benefit (provision) for income taxes	(217)	411
Benefit (provision) for income taxes	122	(36)
Net (loss) income	(95)	375
Less: Preferred dividends	(13)	(10)
(Loss) income attributable to common shareholders	$(108)	$365

(Loss) earnings per common share - basic and diluted	$(0.01)	$0.02

Weighted average number of common shares outstanding:
Basic and diluted	21,014,351	20,905,842

See accompanying notes to condensed consolidated financial statements.

Guideline, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
Six months ended June 30,
(in thousands)

	2007	2006
		(See Note C)
Cash flows from operating activities:
Net (loss) income	$(81)	$654
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	758	795
Allowance for doubtful accounts	83	40
Deferred income taxes	--	54
Share-based payments	758	312
Non-cash interest	76	76
Other	--	(245)

Changes in assets and liabilities:
Increase in accounts receivable	(932)	(1,861)
(Increase) decrease in prepaid expenses and other current assets	(298)	20
(Increase) decrease in other assets	(97)	8
Increase in unearned retainer income	1,660	1,443
Decrease in other liabilities	(32)	(84)
Decrease in accounts payable and accrued expenses	(1,135)	(329)

Net cash provided by operating activities	760	883
Cash flows from investing activities:
Capital expenditures	(281)	(459)
Purchase of Atlantic (payment of deferred consideration)	(750)	(500)
Purchase of Signia (payment of deferred consideration)	(280)	(280)
Purchase of investment	(55)	--

Net cash used in investing activities	(1,366)	(1,239)
Cash flows from financing activities:
Principal borrowings under notes payable	500	1,500
Principal payments under notes payable	(1,507)	(2,476)
Payments under capital leases	(30)	(46)
Proceeds from exercise of warrants and options	169	--

Net cash used in financing activities	(868)	(1,022)

Net decrease in cash and cash equivalents	(1,474)	(1,378)

Cash and cash equivalents at beginning of period	2,939	2,697
Cash and cash equivalents at end of period	$1,465	$1,319

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$121	$351
Taxes paid	$259	$114

See accompanying notes to condensed consolidated financial statements.

Guideline, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

A. Management's Statement

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position at June 30, 2007, and the results of operations and cash flows for the six and three-month periods ended June 30, 2007 and 2006. All such adjustments are of a normal and recurring nature. Operating results for the six and three-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

With regard to the Company’s non-subscription based services, including custom market research, in-depth consulting and outsourced information services, the Company recognizes revenues using the proportional performance model. These services typically include a series of surveys and deliverable reports in which the timing and frequency vary by contract. Progress on a contract can be tracked reliably, and customers are obligated to pay as services are performed. The Company recognizes revenue based on output measures or key milestones such as survey set up, survey mailings, survey returns and reporting. The Company measures its progress based on the level of completion of these output measures and recognizes the revenue related to output measures. Losses expected to be incurred, if any, on jobs in progress are charged to income as soon as such losses are known. Client projects are generally completed within a twelve-month period.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a Rollover and Iron Curtain approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The Company has historically used the Rollover Method. The provisions of SAB No. 108 were effective for the Company for the year ended December 31, 2006. In connection with the application of SAB No. 108, the Company recorded a $447,000 charge to retained earnings as of January 1, 2006 which relates to (i) a $300,000 overstatement of deferred tax assets that accumulated over several previous years and, (ii) a $147,000 understatement of accrued expenses related to travel costs. The deferred tax asset adjustment arose as the Company was preparing for the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” when the Company was analyzing the tax basis of its property, plant and equipment compared to related deferred tax assets on its balance sheet. This deferred tax asset issue arose over several previous fiscal years and the Company determined that the impact on any given fiscal year was not material.

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

The impact of these adjustments on the three and six months ended June 30, 2006 is summarized below:

	Previously Reported	Adjustment	As Adjusted
For the six months ended June 30, 2006
Deferred tax assets	$1,057,000	$(300,000)	$757,000
Accrued expenses	2,148,000	(11,000)	2,137,000
Shareholders’ equity	22,095,000	(290,000)	21,805,000
Selling, general & administrative expenses	8,372,000	(72,000)	8,300,000
Net income	588,000	66,000	654,000
Net income attributable to shareholders	568,000	66,000	634,000
Earnings per share	0.03	0.00	0.03

For the three months ended June 30, 2006
Deferred tax assets	$1,057,000	$(300,000)	$757,000
Accrued expenses	2,148,000	(11,000)	2,137,000
Shareholders’ equity	22,095,000	(290,000)	21,805,000
Selling, general & administrative expenses	4,337,000	(11,000)	4,326,000
Net income	364,000	11,000	375,000
Net income attributable to shareholders	354,000	11,000	365,000
Earnings per share	0.02	0.00	0.02

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.”  This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  Under FIN 48, the tax effects of a position should be recognized only if it is “more-likely-than-not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted the provisions of FIN 48 as of January 1, 2007, but this did not have a material impact on the financial statements.

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Accounting principles generally accepted within the United States has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 159 on its financial statements.

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

Warrants to purchase 3,956,112 shares of common stock at prices ranging from $0.01 to $3.00 per share, and related weighted average price per share of $2.32, were outstanding during the six and three months ended June 30, 2007, and options, restricted stock and redeemable convertible preferred shares, including accrued preferred dividends, to purchase 3,959,809 shares of common stock at prices ranging from $0.01 to $3.6875 per share, and related weighted average prices per share of $1.00, were outstanding during the six and three months ended June 30, 2007, but were not included in the computation of diluted EPS because the Company recorded a net loss attributable to common shareholders of $108,000 for the six and three months ended June 30, 2007.

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

E. Other Assets

During the six and three months ended June 30, 2007, the Company recorded a comprehensive loss of $8,000 and comprehensive income of $34,000, respectively, and during the six and three months ended June 30, 2006 recorded a comprehensive loss of $9,000 and $23,000, respectively, related to the change in the market value of its investment in Scientigo common stock. As a result, the Company’s investment in Scientigo was $56,000 as of June 30, 2007.

F. Debt

As of June 30, 2007, $2,700,000 remains outstanding under the $4,500,000 Term Facility, and $500,000 remains outstanding under the $4,500,000 Revolving Facility. Accrued but unpaid interest related to the Term and Revolving Facilities was approximately $43,000 as of June 30, 2007. The Term Facility bears interest at LIBOR plus 3%, which was 8.36% at June 30, 2007 based on the three-month LIBOR contract in effect at that time. The Revolving Facility bears interest at LIBOR plus 2.75%, which was 8.09% at June 30, 2007 based on the two-month contract in effect at that time. Interest expense related to the Term Facility was $116,000 and $149,000 for the six months ended June 30, 2007 and 2006, respectively and $56,000 and $87,000 for the three months ended June 30, 2007 and 2006, respectively. Interest expense related to the Revolving Facility was $7,000 and $65,000 for the six months ended June 30, 2007 and 2006, respectively and $7,000 and $29,000 for the three months ended June 30, 2007 and 2006, respectively. The Company previously incurred $760,000 in closing and other transaction costs related to the Senior Secured Facilities, which are amortized to interest expense over the duration of the Term Facility. Amortization of deferred financing fees was $76,000 for the six months ended June 30, 2007 and 2006, and was $38,000 for the three months ended June 30, 2007 and 2006, and is included in interest expense.

The loan under the Term Facility matures on April 1, 2010. Loans under the Revolving Facility will be available until the earlier of (i) April 1, 2008, and (ii) the date of termination of the commitment of the Lender to make revolving credit loans and of the obligation of the Lender to make letter of credit extensions.

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

The Company received a waiver from Fleet National Bank as of June 30, 2007 with respect to the Net Income and Fixed Charge Coverage Ratio covenants of the Credit Agreement, but was in compliance with all other covenants and expects to be in compliance with its covenants for the remainder of 2007.

The Company has a loan agreement with a vendor for the purchase of a customer relationship management system. The loan agreement is for $343,957 plus interest at a rate of 9% per annum, to be paid over a 36-month period, in monthly installments of $10,938, with the first payment due in January 2006. Interest expense related to this note was $9,000 and $14,000 for the six months ended June 30, 2007 and 2006, respectively, and $5,000 and $7,000 for the three months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, the outstanding balance on this note was $182,000.

G. Income Taxes

The $103,000 benefit for income taxes and $54,000 provision for income taxes for the six months ended June 30, 2007 and 2006, respectively, represent 56% and 9%, respectively, of the income (loss) before provision for income taxes. The $122,000 benefit for income taxes and $36,000 provision for income taxes for the three months ended June 30, 2007 and 2006, respectively, represent 56% and 9%, respectively, of the income (loss) before provision for income taxes. The difference between these rates and the statutory rate primarily relates to expenses that are not deductible for income tax purposes and reflects the utilization of $273,000 and $203,000 of net operating loss carryforwards during the six and three months ended June 30, 2006, respectively. The Company expects its 2007 annual effective tax rate to approximate 56%.

As a result of the implementation of FIN 48, the Company recognized a $16,000 increase in the liability for unrecognized tax benefits and a decrease to the January 1, 2007 balance of retained earnings.  As of June 30, 2007 and after the impact of recognizing the increase in liability noted above, the Company’s unrecognized tax benefits totaled $305,000 of which $9,000 would favorably impact the Company’s effective tax rate, if recognized.  The remaining $296,000 of liability for unrecognized tax benefits represents a reclassification from previously established deferred tax liabilities pursuant to the adoption of FIN 48.  The Company’s tax returns for 2003-2005 remain open to examination by the Internal Revenue Service in their entirety and for all years with respect to the net operating losses deducted or to be deducted.  They also remain open with respect to state taxing jurisdictions.  The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  As of January 1, 2007, the Company recorded a liability of approximately $5,000 for the payment of interest. The change to the uncertain tax positions or interest accruals for the six and three months ended June 30, 2007 was not material. The change in the unrecognized tax benefits within the next twelve months is not expected to be material to the financial statements.

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

The per share weighted-average fair value of stock options granted during the three months ended June 30, 2007 was $0.58. Such amounts were determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

2007
Expected dividend yield	0%
Risk-free interest rate	4.47% to 4.54%
Volatility	62.10% to 66.38%
Expected life	3 years to 5 years

Stock-based compensation expense was $758,000 and $363,000 for the six and three months ended June 30, 2007, respectively and was $312,000 and $159,000 for the six and three months ended June 30, 2006, respectively.

As of June 30, 2007, there was $488,000 of total unrecognized compensation cost related to the nonvested stock-based compensation awards granted under the stock option plans. That cost is expected to be recognized over a period of 3.5 years.

Activity under the stock option plans is summarized as follows:

	Available for grant	Options Granted	Weighted average exercise price	Weighted average grant-date fair value
January 1, 2007	1,751,586	2,383,597	$1.36	$0.96
Granted	(5,000)	5,000	1.08	0.58
Exercised	--	(1,244)	0.80	0.47
Cancelled	38,256	(38,256)	1.35	0.95
No longer available under the 1996 Plan	(13,256)	--	--	--
June 30, 2007	1,771,586	2,349,097	$1.36	$0.96
Exercisable at June 30, 2007		2,053,423	$1.31	$0.93
Exercisable at June 30, 2006		1,845,252	$1.25	$0.89

	Available for grant	Options Granted	Weighted average exercise price	Weighted average grant-date fair value
January 1, 2006	1,052,316	2,385,151	$1.38	$0.98
Additional shares authorized under the Plan	1,250,000	--	--	--
Granted	--	--	--	--
Exercised	--	(1,190)	0.87	0.50
Cancelled	37,260	(37,260)	2.16	1.52
No longer available under the 1996 Plan	(792,740)	--	--	--
June 30, 2006	1,546,836	2,346,701	$1.37	$0.98
Exercisable at June 30, 2006		1,845,252	$1.25	$0.89
Exercisable at June 30, 2005		1,675,735	$1.21	$0.85

	Outstanding				Exercisable
Range	Number of options	Weighted average exercise price	Aggregate intrinsic value at June 30, 2007	Remaining average contractual life in years	Number of options	Weighted average exercise price	Aggregate intrinsic value at June 30, 2007	Remaining average contractual life in years

$0.41 - $0.50	364,200	$0.41	$328,323	4.35	364,200	$0.41	$328,323	4.35
$0.63 - $0.83	220,950	$0.79	115,426	3.87	220,950	$0.79	115,426	3.87
$0.97 - $1.40	814,475	$1.18	117,174	3.97	765,075	$1.19	104,493	3.97
$1.42 - $1.84	527,500	$1.58	--	4.77	363,248	$1.59	--	4.77
$1.90 - $3.69	421,972	$2.55	--	5.38	339,950	$2.57	--	5.38

	2,349,097		$560,923		2,053,423		$548,242

During the six months ended June 30, 2007, 5,000 options to purchase shares of common stock were granted under the Company’s Stock Option Plan, with exercise prices ranging from $1.06 to $1.10, which represent the fair market value of such shares on the date of grant. There were no options to purchase shares of common stock granted under the Company’s Stock Option Plans during the six months ended June 30, 2006.

During the six-month periods ended June 30, 2007 and 2006, 38,256 and 37,260 options, respectively, were cancelled or terminated under the Company’s Stock Option Plans, at prices ranging from $0.625 to $3.69 and $0.625 to $3.69, respectively.

Restricted Stock

In January 2005, 100,000 shares of restricted stock, with a grant-date fair value of $1.12 per share, were granted to the Company’s Chief Executive Officer under the 2003 Incentive Plan. In January 2006, an additional 150,000 shares of restricted stock, with a grant-date fair value of $0.70 per share, were granted to the CEO under the 2003 Incentive Plan. In July 2006, an additional 48,528 shares of restricted stock, with a grant-date fair value of $1.49 per share, were granted to the CEO under the 2003 Incentive Plan. In January 2007, an additional 200,000 shares of restricted stock, with a grant-date fair value of $1.49 per share, were granted to the CEO under the 2003 Incentive Plan. These shares were calculated at fair value on the date of grant, and are being amortized over their respective vesting periods. Compensation expense related to these shares was $250,000 and $125,000 for the six and three months ended June 30, 2007, respectively, and was $71,000 and $36,000 for the six and three months ended June 30, 2006, respectively. As of June 30, 2007, there was $250,000 of total unrecognized compensation cost related to the nonvested portion of these awards. The above shares are only issued upon the request of the recipient. As of June 30, 2007, none of the above shares have been issued.

In January 2005, 25,000 shares of restricted stock, with a grant-date fair value of $1.12 per share, were granted to the Company’s Chief Financial Officer under the 2003 Incentive Plan. In January 2006, an additional 50,000 shares of restricted stock, with a grant-date fair value of $0.70 per share, were granted to the CFO under the 2003 Incentive Plan. In July 2006, an additional 16,415 shares of restricted stock, with a grant-date fair value of $1.49 per share, were granted to the CFO under the 2003 Incentive Plan. In January 2007, an additional 75,000 shares of restricted stock, with a grant-date fair value of $1.49 per share, were granted to the CFO under the 2003 Incentive Plan. These shares were calculated at fair value on the date of grant, and are being amortized over their respective vesting periods. Compensation expense related to these shares was $89,000 and $45,000 for the six and three months ended June 30, 2007, respectively, and was $22,000 and $11,000 for the six and three months ended June 30, 2006, respectively. As of June 30, 2007, there was $89,000 of total unrecognized compensation cost related to the nonvested portion of these awards. The above shares are only issued upon the request of the recipient. As of June 30, 2007, 10,943 shares have been issued.

During 2004, 100,000 shares of restricted stock, with a grant-date fair value of $2.55 per share, were granted to the Company’s Chief Operating Officer under the 2003 Incentive Plan. In July 2005, an additional 50,000 shares of restricted stock, with a grant-date fair value of $0.50 per share, were granted to the COO. In July 2006, an additional 206,203 shares of restricted stock, with a grant-date fair value of $1.49 per share, were granted to the COO under the 2003 Incentive Plan. These shares were calculated at fair value on the date of grant, and are being amortized over their respective vesting periods. Compensation expense related to these shares was $120,000 and $60,000 for the six and three months ended June 30, 2007, respectively, and was $48,000 and $24,000 for the six and three months ended June 30, 2006, respectively. As of June 30, 2007, there was $120,000 of total unrecognized compensation cost related to the nonvested portion of these awards. The above shares are only issued upon the request of the recipient. As of June 30, 2007, 150,000 shares have been issued.

In July 2006, a total of 142,008 shares of restricted stock, with a grant-date fair value of $1.49 per share, were granted to the members of the Company’s Board of Directors and to two of the Company’s Senior Managing Directors under the 2003 Incentive Plan. In March 2007, a total of 75,000 shares of restricted stock, with a grant-date fair value of $1.14 per share, were granted to the members of the Company’s Board of Directors under the 2003 Incentive Plan. In April 2007, 28,750 shares of restricted stock, with a grant-date fair value of $0.51 per share, were granted to one of the Company’s Managing Directors under the 2003 Incentive Plan. These shares were calculated at fair value on the date of grant. The shares granted to the members of the Company’s Board of Directors are being amortized over the service period of one year. Compensation expense related to these shares was $140,000 and $60,000 for the six and three months ended June 30, 2007, respectively. As of June 30, 2007, there was $60,000 of total unrecognized compensation cost related to the nonvested portion of these awards. The above shares are only issued upon the request of the recipient. As of June 30, 2007, 16,713 shares have been issued.

In August 2006, 10,000 shares of restricted stock, with a grant-date fair value of $1.45 per share, were granted to a member of the Company’s Board of Directors under the 2003 Incentive Plan. These shares were calculated at fair value on the date of grant, and are being amortized over the service period of one year. Compensation expense related to these shares was $8,000 and $4,000 for the six and three months ended June 30, 2007. As of June 30, 2007, there was $60,000 of total unrecognized compensation cost related to the nonvested portion of these awards. The above shares are only issued upon the request of the recipient. As of June 30, 2007, none of the above shares have been issued.

I. Segment Reporting

The Company manages its research and business advisory services in the following four business segments: On-Demand Business Research, Strategic Intelligence, Custom Market Research and Product Development Intelligence. References to “Corporate” and “Other” in our financial statements refer to the portion of assets and activities that are not allocated to a segment.

(in thousands)	Six Months Ended June 30,
	2007	2006 (3)	$ Change	% Change
Revenues
On-Demand Business Research	$7,191	$7,400	$(209)	(2.82%)
Strategic Intelligence	2,002	2,540	(538)	(21.18%)
Custom Market Research	9,959	8,364	1,595	19.07%
Product Development Intelligence	5,317	4,914	403	8.20%
Revenues	$24,469	$23,218	$1,251	5.39%

Operating income
On-Demand Business Research	$41	$723	$(682)	(94.33%)
Strategic Intelligence	268	605	(337)	(55.70%)
Custom Market Research	2,195	1,040	1,155	111.06%
Product Development Intelligence	633	668	(35)	(5.24%)
Total segment operating income	3,137	3,036	101	3.33%
Corporate & other (1)	(3,114)	(2,116)	(998)	(47.16%)
Operating income	$23	$920	$(897)	(97.50%)

(Loss) Income before income taxes (2)
On-Demand Business Research	$41	$723	$(682)	(94.33%)
Strategic Intelligence	268	610	(342)	(56.07%)
Custom Market Research	2,195	1,048	1,147	109.45%
Product Development Intelligence	632	667	(35)	(5.25%)
Total segment income before income taxes	3,136	3,048	88	2.89%
Corporate & other (1)	(3,320)	(2,436)	(884)	(36.29%)
(Loss) Income before income taxes	$(184)	$612	$(796)	(130.07%)

(1) Represents the effect of direct costs and selling, general, and administrative expenses not attributable to a single segment.
(2) Excludes the impact of the cumulative effect of accounting change.
(3) See Note C.

(in thousands)	Three Months Ended June 30,
	2007	2006 (3)	$ Change	% Change
Revenues
On-Demand Business Research	$3,657	$3,620	$37	1.02%
Strategic Intelligence	1,017	1,305	(288)	(22.07%)
Custom Market Research	4,436	4,563	(127)	(2.78%)
Product Development Intelligence	2,577	2,474	103	4.16%
Revenues	$11,687	$11,962	$(275)	(2.30%)

Operating (Loss) income
On-Demand Business Research	$127	$324	$(197)	(60.80%)
Strategic Intelligence	201	314	(113)	(35.99%)
Custom Market Research	863	772	91	11.79%
Product Development Intelligence	290	279	11	3.94%
Total segment operating income	1,481	1,689	(208)	(12.31%)
Corporate & other (1)	(1,593)	(1,103)	(490)	(44.42%)
Operating (Loss) income	$(112)	$586	$(698)	(119.11%)

(Loss) Income before income taxes (2)
On-Demand Business Research	$127	$324	$(197)	(60.80%)
Strategic Intelligence	202	314	(112)	(35.67%)
Custom Market Research	863	775	88	11.35%
Product Development Intelligence	289	279	10	3.58%
Total segment income before income taxes	1,481	1,692	(211)	(12.47%)
Corporate & other (1)	(1,698)	(1,281)	(417)	(32.55%)
(Loss) Income before income taxes	$(217)	$411	$(628)	(152.80%)

(1) Represents the effect of direct costs and selling, general, and administrative expenses not attributable to a single segment.
(2) Excludes the impact of the cumulative effect of accounting change.
(3) See Note C.

J. Accrued Expenses

As of December 31, 2006, a balance of $53,000 remained accrued for charges under a severance plan approved by the Board of Directors. During the six months ended June 30, 2007, the Company accrued an additional charge of $141,000. Payments totaling $102,000 were made to six individuals during the six months ended June 30, 2007. The remaining balance of $92,000 will be paid through February 2008.

As of June 30, 2007, the Company paid approximately $1,030,000, representing the Two Year Deferred Consideration (as defined in the respective purchase agreements) paid to the former owners of Atlantic and Signia, which was previously accrued.

K. Supplemental Disclosure of Non-Cash Investing and Financing Activities

Non-cash operating activities:

Upon the adoption of FIN 48, the Company recognized a $16,000 increase in the liability for unrecognized tax benefits and a decrease to the January 1, 2007 balance of retained earnings.

As of January 1, 2007, the Company reclassified $60,000 from accrued expenses to current uncertain tax positions. The Company also reclassified $220,000 from deferred compensation and other liabilities to uncertain tax positions.

As of June 30, 2006, the Company recognized a $300,000 reduction in current deferred tax assets and a decrease to the January 1, 2006 balance of retained earnings, under SAB No. 108.

Non-cash investing activities:

As of June 30, 2006, the Company had accrued approximately $250,000, which represents the portion of One Year Deferred Consideration to be paid in shares of unregistered Common Stock to the former owner of Atlantic.

As of June 30, 2006, the Company had accrued approximately $11,000, which represents unpaid transaction costs related to the private placement of the Company’s Common Stock.

Non-cash financing activities:

During the six months ended June 30, 2007, the Company recorded the exercise of 1,500 options at a price of $0.625, in exchange for 744 shares of common stock at a price of $1.24.

During the six months ended June 30, 2006, the Company recorded the exercise of 5,250 options at prices ranging from $0.625 to $1.062, in exchange for 1,190 shares of common stock at prices ranging from $1.20 to $1.29.

During the six months ended June 30, 2007 and 2006, the Company recorded preferred dividends of $27,000 and $20,000, respectively, for such periods.

L. Subsequent Event

On June 28, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with infoUSA Inc., a Delaware corporation (“infoUSA”), and Knickerbocker Acquisition Corp., a New York corporation and a wholly-owned subsidiary of infoUSA (“Purchaser”).

The Merger Agreement provides that Purchaser will commence a cash tender offer to acquire (i) all of the issued and outstanding shares of common stock, par value $0.0001 per share, of the Company (the “Common Shares”), at a price of $1.35 per Common Share, in cash and (ii) all of the issued and outstanding shares of Series A Preferred Stock, par value $0.0001 per share, of the Company (the “Preferred Shares” and, along with the Common Shares, the “Shares”), at a price equal to the liquidation preference of $1.50 per share plus accrued dividends thereon, in cash (the “Offer”).

The Offer is subject to customary conditions, and following the consummation of the Offer, on the terms and subject to the conditions set forth in the Merger Agreement, the Purchaser will merge with and into the Company.

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

Results of Operations - Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The following represents the Company’s analysis of its results of operations for the six months ended June 30, 2007 as compared with the six months ended June 30, 2006.

(in thousands)	Six Months Ended June 30,
	2007	2006 (1)	$ Change	% Change
Revenues
On-Demand Business Research	$7,191	$7,400	$(209)	(2.82%)
Strategic Intelligence	2,002	2,540	(538)	(21.18%)
Custom Market Research	9,959	8,364	1,595	19.07%
Product Development Intelligence	5,317	4,914	403	8.20%
Revenues	$24,469	$23,218	$1,251	5.39%

Direct costs
On-Demand Business Research	$3,753	$3,558	$195	5.48%
Strategic Intelligence	1,060	1,142	(82)	(7.18%)
Custom Market Research	6,744	6,217	527	8.48%
Product Development Intelligence	3,462	3,081	381	12.37%
Total direct costs	$15,019	$13,998	$1,021	7.29%

Selling, general and administrative expenses
On-Demand Business Research	$3,518	$3,225	$293	9.09%
Strategic Intelligence	718	835	(117)	(14.01%)
Custom Market Research	1,021	1,159	(138)	(11.91%)
Product Development Intelligence	1,370	1,274	96	7.54%
Total segment selling, general and administrative expenses	6,627	6,493	134	2.06%
Corporate & other	2,800	1,807	993	54.95%
Total selling, general and administrative expenses	$9,427	$8,300	$1,127	13.58%

Operating income	$23	$920	$(897)	(97.50%)

Interest expense	$(210)	$(311)	$(101)	(32.48%)

Income tax benefit (provision)	$103	$(54)	$157	290.74%

Net (loss) income	$(81)	$654	$(735)	(112.39%)

Net (loss) income attributable to common shareholders	$(108)	$634	$(742)	(117.03%)

(1) See Note C.

Revenues

Revenues increased by $1,251,000, or 5.4%, from $23,218,000 for the six months ended June 30, 2006 to $24,469,000 for the six months ended June 30, 2007. See below for more details regarding this increase.

On-Demand Business Research

On-Demand Business Research revenues, which result from annual subscription contracts, decreased by $209,000, or 2.8%, from $7,400,000 for the six months ended June 30, 2006 to $7,191,000 for the six months ended June 30, 2007. Despite an increase in retainer subscription rates, the decrease was a result of 94 customer cancellations during the six months ended June 30, 2007 that were not sufficiently offset by the sale of 29 new customer accounts. In 2005, the Company changed to a strategy of retention of the retainer base, rather than one of actively selling new retainer subscriptions, and significantly reduced our direct sales force responsible for selling these subscriptions. There is also a perception among certain customers that they can satisfy their day-to-day research needs internally through the use of the internet. This has been partially offset by the introduction of new services catering to corporations and private capital firms, in addition to the re-structuring of existing retainer agreements, which have now begun to stabilize the decline in annual retainer base.

Strategic Intelligence

Strategic Intelligence revenues decreased by $538,000, or 21.2%, from $2,540,000 for the six months ended June 30, 2006 to $2,002,000 for the six months ended June 30, 2007. This decrease was primarily due to a lower volume of projects with this segment’s largest client. This one client accounted for 21.2% and 41.5% of the segment’s revenue for the six months ended June 30, 2007 and 2006, respectively.

Custom Market Research

Custom Market Research revenues increased by $1,595,000, or 19.1%, from $8,364,000 for the six months ended June 30, 2006 to $9,959,000 for the six months ended June 30, 2007. The increase was due to an increase in business volume from existing clients primarily in the pharmaceutical and legal sectors of approximately $794,000. In addition, revenue from the Company’s Custom Market Research business in Boston increased by approximately $801,000 due to a greater volume of projects from new and existing clients.

Product Development Intelligence

Product Development Intelligence revenues increased by $403,000, or 8.2%, from $4,914,000 for the six months ended June 30, 2006 to $5,317,000 for the six months ended June 30, 2007. This was primarily the result of a $266,000 increase in revenue for this segment’s project-based services, which include the Litigation Support business, which provides customers with access to subject-matter experts to support customer litigation activities, as well as in-depth consulting engagements, and a $137,000 increase in this segment’s subscription-based services.

Direct costs

Direct costs, which are those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases, increased by $1,021,000, or 7.3%, from $13,998,000 for the six months ended June 30, 2006 to $15,019,000 for the six months ended June 30, 2007. Direct costs represented 61.4% and 60.3% of revenues for the six months ended June 30, 2007 and 2006, respectively. See below for more details regarding this increase.

On-Demand Business Research

On-Demand Business Research direct costs increased by $195,000 or 5.5%, from $3,558,000 for the six months ended June 30, 2006 to $3,753,000 for the six months ended June 30, 2007. This increase was primarily a result of an increase in external costs of sales related to fulfillment, including the cost paid to content providers, of $77,000 and an increase in direct labor including stock-based compensation expense of $73,000.

Strategic Intelligence

Strategic Intelligence direct costs decreased by $82,000 or 7.2%, from $1,142,000 for the six months ended June 30, 2006 to $1,060,000 for the six months ended June 30, 2007. This decrease was primarily a result of a decrease in direct labor including stock-based compensation expense of $93,000, partially offset by an increase in external costs of sales related to fulfillment, including the cost paid to content providers of $11,000.

Custom Market Research

Custom Market Research direct costs increased by $527,000 or 8.5%, from $6,217,000 for the six months ended June 30, 2006 to $6,744,000 for the six months ended June 30, 2007. This increase was primarily a result of an increase in external costs of sales related to fulfillment, including the cost paid to content providers of $501,000, and an increase in direct labor including stock-based compensation expense of $26,000.

Product Development Intelligence

Product Development Intelligence direct costs increased by $381,000 or 12.4%, from $3,081,000 for the six months ended June 30, 2006 to $3,462,000 for the six months ended June 30, 2007. This increase was primarily a result of an increase in direct labor including stock-based compensation expense of $365,000, partially offset by a decrease in external costs of sales related to fulfillment, including the cost paid to content providers of $16,000.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A expenses”) increased by $1,127,000, or 13.6%, from $8,300,000, or 35.7% of revenue, for the six months ended June 30, 2006 to $9,427,000, or 38.5% of revenue, for the six months ended June 30, 2007. See below for more details regarding this increase.

On-Demand Business Research

On-Demand Business Research SG&A expenses increased by $293,000 or 9.1%, from $3,225,000 for the six months ended June 30, 2006 to $3,518,000 for the six months ended June 30, 2007. This increase was primarily a result of an increase in severance and related expenses of $100,000 and an increase in allocated overhead expenses of $170,000. The increase in allocated overhead expenses was a result of increased costs related to strategic initiatives pursued during the six months ended June 30, 2007.

Strategic Intelligence

Strategic Intelligence SG&A expenses decreased by $117,000 or 14.0%, from $835,000 for the six months ended June 30, 2006 to $718,000 for the six months ended June 30, 2007. This decrease was primarily a result of a decrease in indirect labor including stock-based compensation expense of $132,000 and decreases in advertising and hiring fees, partially offset by an increase in travel expenses of $56,000, and an increase in professional fees of $10,000.

  Custom Market Research

Custom Market Research SG&A expenses decreased by $138,000 or 11.9%, from $1,159,000 for the six months ended June 30, 2006 to $1,021,000 for the six months ended June 30, 2007. This decrease was primarily a result of general decreases in indirect labor, hiring fees, moving expenses, maintenance and telephone expenses.

Product Development Intelligence

Product Development Intelligence SG&A expenses increased by $96,000 or 7.5%, from $1,274,000 for the six months ended June 30, 2006 to $1,370,000 for the six months ended June 30, 2007. This increase was primarily a result of an increase in indirect labor including stock-based compensation expense of $132,000 and an increase in bad debt expense of $24,000, partially offset by decreases in professional fees, travel expenses, maintenance and advertising.

Corporate and other

SG&A expenses not allocated to a segment increased by $993,000 or 55.0%, from $1,807,000 for the six months ended June 30, 2006 to $2,800,000 for the six months ended June 30, 2007. This increase was due primarily to an increase in indirect labor including stock-based compensation expense of $807,000. The increase in indirect labor was primarily the result of an increase of $182,000 due to the establishment of a corporate-wide sales force and an increase of $438,000 in stock-based compensation expense as a result of grants of options and restricted stock to the Board of Directors and certain members of management. Non-labor SG&A expenses increased as a result of an increase in merger and acquisition related expenses of $228,000 and an increase in professional fees of $184,000, partially offset by decreases in public relations, insurance, maintenance and advertising and an increase in the amount of overhead allocated to the On-Demand Business Research segment.

Operating income

Operating income for the six months ended June 30, 2007 was $23,000, as compared to operating income for the six months ended June 30, 2006 of $920,000, a decline of $897,000. This decline in operating income was a result of increases in direct costs and SG&A expenses, partially offset by increases in revenues. See discussion above for further details.

Interest expense

Interest expense decreased by $101,000 from $311,000 for the six months ended June 30, 2006 to $210,000 for the six months ended June 30, 2007. This decrease is primarily the result of a reduced level of outstanding debt during the six months ended June 30, 2007 as compared with the six months ended June 30, 2006. See Note F. to the Condensed Consolidated Financial Statements, included elsewhere in this Form 10-Q, for more information regarding this credit facility.

Income Taxes

The $103,000 benefit for income taxes and the $54,000 provision for income taxes for the six months ended June 30, 2007 and 2006, respectively, represent 56% and 9%, respectively, of the income (loss) before provision for income taxes. The difference between these rates and the statutory rate primarily relates to expenses that are not deductible for income tax purposes and reflects the utilization of $273,000 of federal net operating loss carryforwards during the six months ended June 30, 2006. The Company expects its 2007 annual effective tax rate to approximate 56%.

Net Income (loss)

Net loss for the six months ended June 30, 2007 was $81,000, as compared to net income for the six months ended June 30, 2006 of $654,000. Included in net income in the first half of 2006 was the cumulative effect of accounting change of $96,000 in conjunction with the adoption of SFAS 123(R).

Net Income (Loss) Attributable to Common Shareholders

Net loss attributable to common shareholders for the six months ended June 30, 2007 was $108,000, as compared to net income attributable to common shareholders for the six months ended June 30, 2006 of $634,000. Included in net income in the first half of 2006 was the cumulative effect of accounting change of $96,000 in conjunction with the adoption of SFAS 123(R).

Results of Operations - Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The following represents the Company’s analysis of its results of operations for the three months ended June 30, 2007 as compared with the three months ended June 30, 2006.

(in thousands)	Three Months Ended June 30,
	2007	2006 (1)	$ Change	% Change
Revenues
On-Demand Business Research	$3,657	$3,620	$37	1.02%
Strategic Intelligence	1,017	1,305	(288)	(22.07%)
Custom Market Research	4,436	4,563	(127)	(2.78%)
Product Development Intelligence	2,577	2,474	103	4.16%
Revenues	$11,687	$11,962	$(275)	(2.30%)

Direct costs
On-Demand Business Research	$1,845	$1,559	$286	18.35%
Strategic Intelligence	528	582	(54)	(9.28%)
Custom Market Research	3,054	3,292	(238)	(7.23%)
Product Development Intelligence	1,701	1,617	84	5.19%
Total direct costs	$7,128	$7,050	$78	1.11%

Selling, general and administrative expenses
On-Demand Business Research	$1,716	$1,793	$(77)	(4.29%)
Strategic Intelligence	321	426	(105)	(24.65%)
Custom Market Research	519	522	(3)	(0.57%)
Product Development Intelligence	682	639	43	6.73%
Total segment selling, general and administrative expenses	3,238	3,380	(142)	(4.20%)
Corporate & other	1,433	946	487	51.48%
Total selling, general and administrative expenses	$4,671	$4,326	$345	7.98%

Operating (loss) income	$(112)	$586	$(698)	(119.11%)

Interest expense	$(106)	$(164)	$(58)	(35.37%)

Income tax benefit (provision)	$122	$(36)	$158	438.89%

Net (loss) income	$(95)	$375	$(470)	(125.33%)

Net (loss) income attributable to common shareholders	$(108)	$365	$(473)	(129.59%)

(1) See Note C.

Revenues

Revenues decreased by $275,000, or 2.3%, from $11,962,000 for the three months ended June 30, 2006 to $11,687,000 for the three months ended June 30, 2007. See below for more details regarding this decrease.

On-Demand Business Research

On-Demand Business Research revenues, which result from annual subscription contracts, increased by $37,000, or 1.0%, from $3,620,000 for the three months ended June 30, 2006 to $3,657,000 for the three months ended June 30, 2007. This increase was a result of fewer customer cancellations during the three months ended June 30, 2007 as compared with the three months ended June 30, 20006, coupled with increased retainer rates. Average monthly retainer rates increased by approximately 6.7% during the three months ended June 30, 2007.

Strategic Intelligence

Strategic Intelligence revenues decreased by $288,000, or 22.1%, from $1,305,000 for the three months ended June 30, 2006 to $1,017,000 for the three months ended June 30, 2007. This decrease was primarily due to a lower volume of projects with this segment’s largest client. This one client accounted for 17.5% and 54.7% of the segment’s revenue for the three months ended June 30, 2007 and 2006, respectively.

Custom Market Research

Custom Market Research revenues decreased by $127,000, or 2.8%, from $4,563,000 for the three months ended June 30, 2006 to $4,436,000 for the three months ended June 30, 2007. The decrease was primarily due to an decrease in business volume from existing clients primarily in the pharmaceutical and legal sectors of approximately $231,000. In addition, revenue from the Company’s Custom Market Research business in Boston increased by approximately $104,000 due to a greater volume of projects from new and existing clients.

Product Development Intelligence

Product Development Intelligence revenues increased by $103,000, or 4.2%, from $2,474,000 for the three months ended June 30, 2006 to $2,577,000 for the three months ended June 30, 2007. This was primarily the result of a $73,000 increase in revenue for this segment’s project-based services, which include the Litigation Support business, which provides customers with access to subject-matter experts to support customer litigation activities, as well as in-depth consulting engagements, and a $30,000 increase in this segment’s subscription-based services.

Direct costs

Direct costs, which are those costs directly related to generating revenue, such as direct labor, expenses incurred on behalf of clients and the costs of electronic resources and databases, increased by $78,000, or 1.1%, from $7,050,000 for the three months ended June 30, 2006 to $7,128,000 for the three months ended June 30, 2007. Direct costs represented 61.0% and 58.9% of revenues for the three months ended June 30, 2007 and 2006, respectively. See below for more details regarding this increase.

On-Demand Business Research

On-Demand Business Research direct costs increased by $286,000 or 18.4%, from $1,559,000 for the three months ended June 30, 2006 to $1,845,000 for the three months ended June 30, 2007. This increase was primarily a result of an increase in external costs of sales related to fulfillment, including the cost paid to content providers of $200,000, and an increase in direct labor including stock-based compensation expense of $83,000.

Strategic Intelligence

Strategic Intelligence direct costs decreased by $54,000 or 9.3%, from $582,000 for the three months ended June 30, 2006 to $528,000 for the three months ended June 30, 2007. This decrease was primarily a result of a decrease in direct labor expense of $48,000 and a decrease in external costs of sales related to fulfillment, including the cost paid to content providers of $9,000.

Custom Market Research

Custom Market Research direct costs decreased by $238,000 or 7.2%, from $3,292,000 for the three months ended June 30, 2006 to $3,054,000 for the three months ended June 30, 2007. This decrease was primarily a result of a decrease in external costs of sales related to fulfillment, including the cost paid to content providers of $200,000, and a decrease in direct labor including stock-based compensation expense of $35,000.

Product Development Intelligence

Product Development Intelligence direct costs increased by $84,000 or 5.2%, from $1,617,000 for the three months ended June 30, 2006 to $1,701,000 for the three months ended June 30, 2007. This increase was primarily a result of an increase in direct labor including stock-based compensation expense of $119,000, partially offset by a decrease in external costs of sales related to fulfillment, including the cost paid to content providers of $35,000.

Selling, general and administrative expenses

SG&A expenses increased by $345,000, or 8.0%, from $4,326,000, or 36.2% of revenue, for the three months ended June 30, 2006 to $4,671,000, or 40.0% of revenue, for the three months ended June 30, 2007. See below for more details regarding this increase.

On-Demand Business Research

On-Demand Business Research SG&A expenses decreased by $77,000 or 4.3%, from $1,793,000 for the three months ended June 30, 2006 to $1,716,000 for the three months ended June 30, 2007. This decrease was primarily a result of a decrease in allocated overhead expenses of $131,000, primarily due to a reduction in depreciation expense allocated to the segment, partially offset by an increase in severance and related expenses of $33,000 and an increase in bad debt expense of $19,000.

Strategic Intelligence

Strategic Intelligence SG&A expenses decreased by $105,000 or 24.7%, from $426,000 for the three months ended June 30, 2006 to $321,000 for the three months ended June 30, 2007. This decrease was primarily a result of a decrease in indirect labor expense of $90,000 and decreases in business taxes, advertising and hiring fees.

Custom Market Research

Custom Market Research SG&A expenses decreased by $3,000 or 0.6%, from $522,000 for the three months ended June 30, 2006 to $519,000 for the three months ended June 30, 2007. This decrease was a result of decreases in general operating expenses.

Product Development Intelligence

Product Development Intelligence SG&A expenses increased by $43,000 or 6.7%, from $639, 000 for the three months ended June 30, 2006 to $682,000 for the three months ended June 30, 2007. This increase was primarily a result of an increase in indirect labor including stock-based compensation expense of $75,000, partially offset by decreases in professional fees, travel expenses, maintenance and advertising.

Corporate and other

SG&A expenses not allocated to a segment increased by $487,000 or 51.5%, from $946,000 for the three months ended June 30, 2006 to $1,433,000 for the three months ended June 30, 2007. This increase was due primarily to an increase in indirect labor including stock-based compensation expense of $295,000. The increase in indirect labor was primarily the result of an increase of $202,000 in stock-based compensation expense as a result of grants of options and restricted stock to the Board of Directors and certain members of management. Non-labor SG&A expenses increased as a result of an increase in merger and acquisition related expenses of $144,000 and an increase in professional fees of $103,000, partially offset by decreases in public relations, insurance, maintenance and advertising and an increase in the amount of overhead allocated to the On-Demand Business Research segment.

Operating (Loss) income

Operating loss for the three months ended June 30, 2007 was $112,000, as compared to operating income for the three months ended June 30, 2006 of $586,000, a decline of $698,000. This decline in operating income was a result of increases in direct costs and SG&A expenses in addition to decreases in revenues. See discussion above for further details.

Interest expense

Interest expense decreased by $58,000 from $164,000 for the three months ended June 30, 2006 to $106,000 for the three months ended June 30, 2007. This decrease is primarily the result of a reduced level of outstanding debt during the three months ended June 30, 2007 as compared with the three months ended June 30, 2006. See Note F. to the Condensed Consolidated Financial Statements, included elsewhere in this Form 10-Q, for more information regarding this credit facility.

Income Taxes

The $122,000 benefit for income taxes and the $36,000 provision for income taxes for the three months ended June 30, 2007 and 2006, respectively, represent 56% and 9%, respectively, of the income (loss) before provision for income taxes. The difference between these rates and the statutory rate primarily relates to expenses that are not deductible for income tax purposes and reflects the utilization of $203,000 of federal net operating loss carryforwards during the three months ended June 30, 2006. The Company expects its 2007 annual effective tax rate to approximate 56%.

Net Income (loss)

Net loss for the three months ended June 30, 2007 was $95,000, as compared to net income for the three months ended June 30, 2006 of $375,000.

Net Income (Loss) Attributable to Common Shareholders

Net loss attributable to common shareholders for the three months ended June 30, 2007 was $108,000, as compared to net income attributable to common shareholders for the three months ended June 30, 2006 of $365,000.

New Accounting Principles

In December 2004, the Financial Accounting Standards Board (“FASB”) issued the revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS 123 (R)”), which the Company adopted on January 1, 2006. SFAS 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the requisite service period, generally as the award vests. As a result of adopting SFAS 123(R), the Company recognized an after-tax gain of $96,000 ($96,000 pre-tax), with an impact on basic and diluted earnings per share of $0.01, as the cumulative effect of a change in accounting principle attributable to the requirement to estimate forfeitures at the grant date instead of recognizing them as incurred. The adoption of SFAS 123(R) did not otherwise have a material effect on the 2006 consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a Rollover and Iron Curtain approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The Company has historically used the Rollover Method. The provisions of SAB No. 108 were effective for the Company for the year ended December 31, 2006. In connection with the application of SAB No. 108, the Company recorded a $447,000 charge to retained earnings as of January 1, 2006 which relates to (i) a $300,000 overstatement of deferred tax assets that accumulated over several previous years and, (ii) a $147,000 understatement of accrued expenses related to travel costs. The deferred tax asset adjustment arose as the Company was preparing for the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, when the Company was analyzing the tax basis of its property, plant and equipment compared to related deferred tax assets on its balance sheet. This deferred tax asset issue arose over several previous fiscal years and the Company determined that the impact on any given fiscal year was not material.

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

The impact of these adjustments on the six and three months ended June 30, 2006 is summarized below:

	Previously Reported	Adjustment	As Adjusted
For the six months ended June 30, 2006
Deferred tax assets	$1,057,000	$(300,000)	$757,000
Accrued expenses	2,148,000	(11,000)	2,137,000
Shareholders’ equity	22,095,000	(290,000)	21,805,000
Selling, general & administrative expenses	8,372,000	(72,000)	8,300,000
Net income	588,000	66,000	654,000
Net income attributable to shareholders	568,000	66,000	634,000
Earnings per share	0.03	0.00	0.03

For the three months ended June 30, 2006
Deferred tax assets	$1,057,000	$(300,000)	$757,000
Accrued expenses	2,148,000	(11,000)	2,137,000
Shareholders’ equity	22,095,000	(290,000)	21,805,000
Selling, general & administrative expenses	4,337,000	(11,000)	4,326,000
Net income	364,000	11,000	375,000
Net income attributable to shareholders	354,000	11,000	365,000
Earnings per share	0.02	0.00	0.02

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.”  This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  Under FIN 48, the tax effects of a position should be recognized only if it is “more-likely-than-not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted the provisions of FIN 48 as of January 1, 2007, but this did not have a material impact on the financial statements.

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Accounting principles generally accepted within the United States has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 159 on its financial statements.

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

Revenue Recognition

Approximately 39% of the Company’s revenues for the six months ended June 30, 2007 were derived from subscription contracts with customers, including approximately 94% of the revenues of the On-Demand business segment and approximately 53% of the revenues of the Product Development Intelligence business segment. The remaining 61% of the Company’s revenues for the six months ended June 30, 2007 consisted of market research projects, in-depth research projects and outsourced information services.

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

With regard to the Company’s non-subscription based services, including custom market research, in-depth consulting and outsourced information services, the Company recognizes revenues using the proportional performance model. These services typically include a series of surveys and deliverable reports in which the timing and frequency vary by contract. Progress on a contract can be tracked reliably, and customers are obligated to pay as services are performed. The Company recognizes revenue based on output measures or key milestones such as survey set up, survey mailings, survey returns and reporting. The Company measures its progress based on the level of completion of these output measures and recognizes the revenue related to output measures. Losses expected to be incurred, if any, on jobs in progress are charged to income as soon as such losses are known. Client projects are generally completed within a twelve-month period.

Goodwill and Intangibles

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized. Instead, goodwill is evaluated for impairment using a two-step process that is performed at least annually (July 1st for goodwill related to our Guideline Research, Teltech, Atlantic and Signia businesses) and whenever events or circumstances indicate impairment may have occurred. The first step is a comparison of the fair value of an internal reporting unit with its carrying amount including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, a second test is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of the goodwill is greater than the implied value, an impairment loss is recognized for the difference. The implied value of the goodwill is determined as of the test date by performing a purchase price allocation as if the reporting unit had just been acquired, using currently estimated fair values of the individual assets and liabilities of the reporting unit, together with an estimate of the fair value of the reporting unit taken as a whole. The estimate of the fair value of the reporting unit is based upon information available regarding prices of similar groups of assets, or other valuation techniques including present value techniques based upon estimates of future cash flow.

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

Non-Marketable Equity Securities

The Company’s investment in Scientigo, Inc. is valued at $50,000 as of June 30, 2007. This security is accounted for under the fair value method, where unrealized gains or losses are recorded as comprehensive income or loss in equity as the above securities are considered to be available for sale securities.

The preferred share securities in idealab! is an investment in a start-up enterprise. As of June 30, 2007, the carrying value of these preferred share securities is $22,500. It is reasonably possible in the near term that our estimate of the net realizable value of the preferred shares will be less than the carrying value of the preferred shares.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from retainer accounts (including prepaid retainer fees from clients) and borrowings. Cash balances were- $1,465,000 and $2,939,000 at June 30, 2007 and December 31, 2006, respectively. Our working capital surplus position (current assets less current liabilities) at June 30, 2007 was $389,000 as compared to a working capital deficit position of $(211,000) at December 31, 2006. Included in current liabilities is unearned retainer income of $6,011,000 as of June 30, 2007 and $4,351,000 as of December 31, 2006. Such amounts reflect amounts billed, but not yet earned.

Cash provided by operating activities was $760,000 and $883,000 during the six months ended June 30, 2007 and 2006, respectively. During 2007, the most significant items were a decrease in accounts payable and accrued expenses of $1,135,000, primarily due to the payment of the Two Year Deferred Consideration related to the acquisitions of Atlantic and Signia, an increase in accounts receivable of $932,000 and an increase in prepaid expenses and other current assets of $298,000, due primarily to the prepayment of real estate taxes related to the Company’s New York location and the prepayment for research resources, partially offset by an increase in unearned income of $1,660,000, depreciation and amortization of $758,000 and share-based payments of $758,000. During 2006, operating cash was provided primarily by net income of $654,000, an increase in unearned revenue of $1,443,000, depreciation and amortization of $795,000 and share-based payments of $312,000 partially offset by an increase in accounts receivable of $1,861,000, a decrease in accounts payable and accrued expenses of $329,000, primarily due to the payment of the One Year Deferred Consideration related to the acquisitions of Atlantic and Signia, and cash used for other general operating purposes. Receivables and unearned revenue in both periods increased as a result of increased profitability and the volume of projects that have commenced.

Cash used in investing activities was $(1,366,000) and $(1,239,000) in the six-month periods ended June 30, 2007 and 2006, respectively. In 2007 and 2006, the primary use of cash was for capital expenditures for computer hardware upgrades and leasehold improvements of $281,000, and $459,000, respectively. Also in 2007, the Company increased its investment in a minority interest by $55,000. Also in 2007 and 2006, the Company made payments of deferred consideration of $750,000 and $500,000, respectively, related to the acquisition of Atlantic and $280,000 and $280,000, respectively, related to the acquisition of Signia. During 2007 the Company expects to spend approximately $820,000 for capital items, which will relate primarily to computer hardware and software upgrades and for leasehold improvements.

Cash used in financing activities was $(868,000) and $(1,022,000) in the six-month periods ended June 30, 2007 and 2006, respectively. In 2007, the most significant item was the repayment of notes payable of $1,507,000, including the pay-down of $1,000,000 on the senior secured revolving credit facility (“Revolving Facility”), partially offset by additional borrowings under the Revolving Facility of $500,000 and proceeds from the exercise of warrants and options of $169,000. In 2006, the most significant item was the repayment of notes payable of $2,476,000, including the pay-down of $2,000,000 on the Revolving Facility, offset by additional borrowings under the Revolving Facility of $1,500,000.

As of June 30, 2007, $2,700,000 remains outstanding under the $4,500,000 Term Facility, and $500,000 remains outstanding under the Revolving Facility. Accrued but unpaid interest related to the Term and Revolving Facilities was approximately $43,000 as of June 30, 2007. The Term Facility bears interest at LIBOR plus 3%, which was 8.36% at June 30, 2007 based on the three-month LIBOR contract in effect at that time. The Revolving Facility bears interest at LIBOR plus 2.75%, which was 8.09% at June 30, 2007 based on the two-month contract in effect at that time. Interest expense related to the Term Facility was $116,000 and $149,000 for the six months ended June 30, 2007 and 2006, respectively and $56,000 and $87,000 for the three months ended June 30, 2007 and 2006, respectively. Interest expense related to the Revolving Facility was $7,000 and $65,000 for the six months ended June 30, 2007 and 2006, respectively and $7,000 and $29,000 for the three months ended June 30, 2007 and 2006, respectively. The Company previously incurred $760,000 in closing and other transaction costs related to the Senior Secured Facilities, which are amortized to interest expense over the duration of the Term Facility. Amortization of deferred financing fees was $76,000 for the six months ended June 30, 2007 and 2006, and was $38,000 for the three months ended June 30, 2007 and 2006, and is included in interest expense.

The loan under the Term Facility matures on April 1, 2010. Loans under the Revolving Facility will be available until the earlier of (i) April 1, 2008, and (ii) the date of termination of the commitment of the Lender to make revolving credit loans and of the obligation of the Lender to make letter of credit extensions.

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

The Company received a waiver from Fleet National Bank as of June 30, 2007 with respect to the Net income and Fixed Charge Coverage Ratio covenants of the Credit Agreement, but was in compliance with all other covenants and expects to be in compliance with its covenants for the remainder of 2007.

The Company has a loan agreement with a vendor for the purchase of a customer relationship management system. The loan agreement is for $343,957 plus interest at a rate of 9% per annum, to be paid over a 36-month period, in monthly installments of $10,938, with the first payment due in January 2006. Interest expense related to this note was $9,000 and $14,000 for the six months ended June 30, 2007 and 2006, respectively, and $5,000 and $7,000 for the three months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, the outstanding balance on this note was $182,000.

We believe that our cash and cash equivalents on hand, cash generated from operations and collections of our accounts receivable, and the availability of the Revolving Facility with the Lender, will be sufficient to fund our operations for the foreseeable future.

Other Commitments and Contingencies

The following table includes aggregate information about our contractual obligations as of June 30, 2007 and the periods in which payments are due.

	As of June 30, 2007
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Notes payable	$3,382,000	$1,505,000	$1,877,000	$--	$--
Interest payable (1)	279,000	127,000	152,000	--	--
Non-cancelable operating lease commitments	7,319,000	1,355,000	2,657,000	2,283,000	1,024,000
Capital lease commitments	12,000	12,000	--	--	--
Salary commitments	390,000	390,000	--	--	--
	$11,382,000	$3,389,000	$4,686,000	$2,283,000	$1,024,000

(1) Interest payable on our Term and Revolving Facilities is based on variable rate interest contracts. Interest payable as shown in the table above is based on the current contracts in effect at June 30, 2007 (which were 8.36% for the Term Facility and 8.09% for the Revolving Facility). If interest rates were to increase by 1%, total interest payable would increase by $32,000 ($14,000 less than 1 year and $18,000 1-3 years). See Note F to the Condensed Consolidated Financial Statements for additional details regarding the interest rates related to the Company’s debt.

Subsequent Event

On June 28, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with infoUSA Inc., a Delaware corporation (“infoUSA”), and Knickerbocker Acquisition Corp., a New York corporation and a wholly-owned subsidiary of infoUSA (“Purchaser”).

The Merger Agreement provides that Purchaser will commence a cash tender offer to acquire (i) all of the issued and outstanding shares of common stock, par value $0.0001 per share, of the Company (the “Common Shares”), at a price of $1.35 per Common Share, in cash and (ii) all of the issued and outstanding shares of Series A Preferred Stock, par value $0.0001 per share, of the Company (the “Preferred Shares” and, along with the Common Shares, the “Shares”), at a price equal to the liquidation preference of $1.50 per share plus accrued dividends thereon, in cash (the “Offer”).

The Offer is subject to customary conditions, and following the consummation of the Offer, on the terms and subject to the conditions set forth in the Merger Agreement, the Purchaser will merge with and into the Company.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company maintains the Term Facility and Revolving Facility, which are for non-trading purposes, and any future borrowings thereunder would increase our exposure to market risk. An immediate change of one percent in the interest rate would cause a change in interest expense of approximately $32,000 for the fiscal year ending December 31, 2007. The Term Facility bears interest at LIBOR plus 3%, which was 8.36% at June 30, 2007 based on the three-month LIBOR contract in effect at that time. The Revolving Facility bears interest at LIBOR plus 2.75%, which was 8.09% at June 30, 2007 based on the separate two-month LIBOR contract in effect at the time. Our objective in maintaining the Revolving Facility is the ability to obtain funding that provides flexibility regarding early repayment without penalties, and that has a lower overall cost as compared with fixed-rate borrowings. Management does not believe that the risk inherent in the variable-rate nature of the Term and Revolving Facilities would have a material adverse effect on the Company if interest rates accrued on such borrowings were to increase. However, no assurance can be given that such a risk will not have a material adverse effect on the Company.

There has been no material change in our assessment of our sensitivity to market risk as of June 30, 2007, as compared to the information included in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 17, 2007.

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

Guideline, Inc. (REGISTRANT)

Date: August 14, 2007	By:	/s/ David Walke
David Walke
Chief Executive Officer

Date: August 14, 2007	/s/ Peter Stone
Peter Stone Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit	Description

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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